Form 10-Q
period 1996-03-30
HARRIS COMPUTER SYSTEMS CORP
filed 1996-05-13
CIK 927133

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                   FORM 10-Q


     (Mark One)

     /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH  30, 1996
                                                ---------------
                                       OR

     / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from       to
                                              ------   ------

                         Commission file number 0-24544


                     HARRIS COMPUTER SYSTEMS CORPORATION
- -------------------------------------------------------------------------------
           (Exact name of Registrant as Specified in Its Charter)


                     FLORIDA                                                        65-510339
- --------------------------------------------------------------  --------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)         (I.R.S. Employer Identification No.)

2101 WEST CYPRESS CREEK ROAD, FORT LAUDERDALE, FLORIDA                                                      33309
- ------------------------------------------------------------------------------------------------------------------
(Address of Principle Executive Offices)                                                                (Zip Code)

Registrant's Telephone Number, Including Area Code  954-974-1700
                                                    --------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------
           Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),

Yes  X   No
   ----     ----

and (2) has been subject to such filing requirements for the past 90 days.


Yes  X  No
   ----    ----

     The number of shares of each of the Registrant's classes of common stock, outstanding as of May 6, 1996, were 5,996,143

                         PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     HARRIS COMPUTER SYSTEMS CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDTIED)

(DOLLARS IN THOUSANDS EXCEPT EARNINGS PER SHARE)

                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                          MARCH 30,    MARCH 31,          MARCH 30,     MARCH 31,
                                                             1996        1995                1996        1995
                                                             ----        ----                ----        ----
Sales
   Equipment                                                $9,822     $11,059             $18,942     $20,848
   Maintenance                                               3,292       3,449               6,622       6,938
                                                           -------     -------             -------     -------
     Total sales                                            13,114      14,508              25,564      27,786

Cost of sales
   Equipment                                                 5,239       5,138              10,051       9,711
   Maintenance                                               1,679       1,828               3,279       3,612
                                                           -------     -------             -------     -------
     Total cost of sales                                     6,918       6,966              13,330      13,323

Gross income                                                 6,196       7,542              12,234      14,463

Other operating expense
   Research and development                                  1,722       2,038               3,580       3,890
   Selling, general and administrative                       5,535       5,384              11,266      10,582
   Transaction expense                                         820           0                 820           0
                                                           -------     -------             -------     -------
     Total other operating expenses                          8,077       7,422              15,666      14,472
                                                           -------     -------             -------     -------

Operating income (loss)                                     (1,881)        120              (3,432)         (9)

Interest income/(expense)                                       68          57                 155         207
Other income                                                     3          23                   2          25
                                                           -------     -------             -------     -------
Total other income/(expense)                                    71          80                 157         232
                                                           -------     -------             -------     -------

Income before taxes                                         (1,810)        200              (3,275)        223

Provision for taxes                                              0           0                   0           8
                                                           -------     -------             -------     -------

Net income (loss)                                          ($1,810)       $200             ($3,275)       $215
                                                           =======     =======             =======     =======

Earnings per common and common equivalent share             ($0.31)      $0.03              ($0.55)      $0.04

Weighted average number of common and common
   equivalent shares outstanding (in thousands)              5,929       5,911               5,924       5,911


See accompanying notes to condensed consolidated statements.

                     HARRIS COMPUTER SYSTEMS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

(DOLLARS IN THOUSANDS EXCEPT EARNINGS PER SHARE)

                                                             MARCH 30,  SEPT. 30,
                                                               1996       1995
                                                               ----       ----
Cash and cash equivalents                                      $1,307     $8,265
Accounts and notes receivable, less allowance for
  uncollectible accounts of $1,158 at March 30, 1996
  and $1,513 at September 30, 1995                             15,335      9,994
Inventories                                                     6,381      9,080
Prepaid expenses                                                  660        530
                                                              -------    -------
  Total current assets                                         23,683     27,869

Machinery and equipment at cost, less accumulated
  depreciation of $25,383 at March 30, 1996 and
  $24,629 at September 30, 1995                                 5,912      5,947

Capitalized computer software development costs, less
  accumulated amortization of $7,936 at March 30, 1996
  and $6,870 at September 30, 1995                              8,135      6,734

Other assets                                                      822        881
                                                              -------    -------

Total assets                                                  $38,552    $41,431
                                                              =======    =======

Accounts payable                                                4,565      3,493
Deferred revenue                                                  628        401
Accrued expenses                                                4,219      5,441
                                                              -------    -------
  Total current liabilities                                     9,412      9,335

Shareholders' equity
  Common stock par value $0.01 authorized 20,000,000
     shares; issued and outstanding 5,996,143 at
     at March 30, 1996 and 5,911,437 at September 30, 1995         60         59
  Additional paid in capital                                   44,144     43,662
  Accumulated deficit                                         (14,363)   (11,088)
  Cumulative translation adjustment                              (701)      (537)
                                                              -------    -------
  Total shareholders' equity                                   29,140     32,096
                                                              -------    -------
Total liabilities and shareholders' equity                    $38,552    $41,431
                                                              =======    =======

See accompanying notes to condensed consolidated statements.

                     HARRIS COMPUTER SYSTEMS CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                 (UNAUDITED)


(DOLLARS IN THOUSANDS)

                                                                   SIX MONTHS ENDED
                                                                 MARCH 30,    MARCH 31,
                                                                   1996         1995
                                                                   ----         ----
Cash flows from operating activities
   Net income (loss)                                              ($3,275)      $215
   Adjustment to reconcile net earnings (loss) to net cash
     provided from (used in) operating activities:
   Depreciation                                                     1,389      2,005
   Amortization                                                     1,066        653
   Compensation expense                                               321          0
   Deferred income taxes                                                0      1,414
   Changes in assets and liabilities
     Receivables                                                   (5,341)    (6,351)
     Due from Harris Corporation                                        0      6,386
     Inventories                                                    2,699      1,893
     Trade payables                                                 1,073       (822)
     Other expenses and accruals                                   (1,222)    (2,422)
     Deferred revenue                                                 227        336
     Other                                                           (235)       596
                                                                  -------     ------
Net cash provided from (used in) operating activities              (3,298)     3,903
                                                                  -------     ------
Cash flows from investing activities
   Additions to machinery and equipment                            (1,354)    (1,281)
   Software development costs                                      (2,467)      (854)
                                                                  -------     ------
Net cash used in investing activities                              (3,821)    (2,135)
                                                                  -------     ------
Cash flows from financing activities
   Proceeds (payment) of short term borrowings                          0          0
   Additions to business equity                                       161          0
                                                                  -------     ------
Net cash provided from financing activities                           161          0

Net increase (decrease) in cash                                    (6,958)     1,768

Cash and cash equivalents at beginning of period                    8,265      7,649
                                                                  -------     ------
Cash and cash equivalents at end of period                         $1,307     $9,417
                                                                  =======     ======

See accompanying notes to condensed consolidated statements.
                                                                               4

                      HARRIS COMPUTER SYSTEMS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 30, 1996
                                 (UNAUDITED)

1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments, which consist of normal recurring adjustments, necessary to present fairly the results of operations of the Company for the three and six month periods ended March 30, 1996 and March 31, 1995.

   While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes included in the Form 10K as filed with the Securities and Exchange Commission.

   The results of operations of interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

2. EARNINGS PER SHARE

   Net earnings (loss) per share for the periods presented have been computed using the weighted average number of common and common equivalent shares (stock options) outstanding during the period, except in periods where their effect is anti-dilutive.

3. INVENTORIES

   Inventories are valued at the lower of cost or market, with cost being determined by using the first-in, first-out ("FIFO") method. The components of inventories are as follows:

                                   MARCH 30,    SEPT. 30,
                                     1996         1995
                                    ------       -------
                                      (in thousands)

   Raw materials                    $4,702       $ 5,702
   Work in process                   4,817         7,416
   Finished goods                      325           356
                                    ------       -------
                                     9,844        13,474

   Allowance for obsolescence       (3,463)       (4,394)
                                    ------       -------
                                    $6,381        $9,080
                                    ======        ======

4. STOCK SPLIT

   On March 5, 1996, the Board of Directors declared a three-for-one common stock split distributable on March 29 to shareholders of record at the close of business on March 18, 1996. All applicable share and per share data have been restated for the stock split.


5. LINE OF CREDIT

   On April 1, 1996, the Company entered into a line of credit of up to $5.0 million with Foothill Capital Corporation. The line of credit allows for the borrowing of up to 80% of eligible domestic accounts receivables. The line is backed by all the domestic assets of the Company. The line of credit will terminate upon the consummation of the sale of the Company's Real-time Business.

6. COMMITMENTS

   The Company entered into an employment agreement, dated as of March 5,
   1996, to be effective as of April 12, 1996 and terminating on April 11, 1999. The agreement provides for the employment of an individual as President and Chief Executive Officer of the Company's Trusted Systems Division. The executive is expected to serve as Chairman, President and Chief Executive Officer of the Company following the sale of the Company's Real-time Business. The employment agreement provides for an annual base salary of $200,000, $225,000, and $250,000 for the first, second and third twelve-month periods, respectively. The employment agreement also provides for options to purchase 339,000 shares of the Company's Common Stock at an exercise price of $10.67 per share and becoming exercisable in three equal installments on March 5, 1997, 1998 and 1999, respectively, and a target bonus of 50% of base salary subject to certain conditions and performance objectives. The employment agreement provides for severance of varying amounts if the employment is terminated for any reason other than cause or if the employment is terminated within one year following a change in control of the Company.
                                                                              5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The quarter ended March 30, 1996 compared to the quarter ended March 31, 1995

Net Sales

     Net sales were lower in the quarter ended March 30, 1996 compared to the quarter ended March 31, 1995. Overall, net sales were $13.1 million for the quarter ended March 30, 1996 compared to $14.5 million for the quarter ended March 31, 1995.

     International sales were $3.4 million in the quarter ended March 30, 1996, compared to $4.8 million for the same period in 1995. International sales decreased due to delay in government activity in France for real-time products and the March 31, 1995 numbers being increased by a $1.9 million shipment from a Russian customer as described below, offset by an increase in sales for Trusted. Domestic sales remained flat at $9.7 million for the quarters ended March 30, 1996 and March 31, 1995.

     Product sales were $9.8 million and were $1.2 million lower in the quarter ended March 30, 1996 as compared to the same period in 1995. The decrease in sales was the result of the sales for the 1995 quarter being high due to an initial shipment of $1.9 million to Lukon, a Russian customer, offset by an increase in domestic real-time sales principally to commercial customers. Proprietary sales decreased $.9 million to $.1 million, while Night Hawk revenue decreased by $.3 million to $9.7 million for the quarter. The Night Hawk decrease is due to the Lukon sale increasing the 1995 sales revenue. Maintenance sales decreased by $0.1 million in the quarter ended March 30, 1996 as compared to the same period in 1995. These decreases in proprietary equipment and maintenance revenue reflect the continuing downward trend experienced by the Company over the last few years.

     Real-time product sales were $7.4 million for the quarter ended March 30, 1996 compared to $8.3 million for the same period in 1995. The decrease was the result of increased sales to domestic real-time commercial customers and a decrease in international real-time due to the Lukon shipment described above.

     Trusted Systems product sales decreased to $2.4 million compared to $2.8 million for the period ended March 31, 1995. The 1996 quarter included sales to 43 customers covering 63 units compared to 1995 where a $1.9 million order came from one customer. Sales to commercial customers (non-US government) accounted for 75% of the sales compared to 30% for the quarter ended March 31, 1995.


Gross Income

     Gross income as a percent of sales decreased to 47.2% from 52.0% for the quarter ended March 30, 1996. The decrease is a result of decreased sales and a greater percentage of sales of the entry level CyberGuards(TM) which have significantly lower gross margins than the real-time products. This resulted in a decrease of $1.3 million in gross income.

Net income

     Expenses increased by $.5 million in the current quarter to $8.0 million. This increase is the result of $.8 million charge for professional fees incurred associated with the sale of the real-time assets to Concurrent Computer Corporation. The decrease in sales and increase in expenses resulted in a decrease of net income to a $1.8 million loss compared to a $0.2 million income for the quarter ended March 31, 1995.


The six month period ended March 30, 1996 compared to the six month period ended March 31, 1995

Net Sales

     Net sales were lower in the six month period ended March 30, 1996 compared to the same period ended March 31, 1995. Overall, net sales were $25.6 million for the six months ended March 30, 1996 compared to $27.8 million for the period ended March 31, 1995. The net sales for the 1995 period was favorably impacted by a $2.9 million sale to Lukon, a Russian company.

     International sales were $6.8 million for the six month period ended March 30, 1996, a decrease of $1.6 million from the same period in 1995. This decrease is the result of a $2.8 million sale for the March 1995 quarter to Lukon (a Russian company) and a slow down of sales in the French subsidiary as government slow down of spending impacted the operation, offset by increased Trusted sales. Domestic sales decreased by $.5 million to $18.8 million as a result of decreased maintenance sales.

     Product sales were $1.9 million lower in the six months ended March 30, 1996 as compared to the same period in 1995. Comparatively lower product sales resulted from the Russian shipment described above, impacting the 1995 sales offset by an increase of $1.0 million in sale of Trusted products. Night Hawk sales decreased to $18.2 million from $19.4 million for the quarter ended March 31, 1995. The $1.9 million decrease was the result of the Russian shipment and an increase of Trusted product sales described below. Proprietary sales decreased to $.7 million from $1.4 million for the six months ended March 31, 1995. Maintenance sales decreased by $0.3 million in the six months ended March 30, 1996 as compared to the same period in 1995. This decrease in maintenance revenue reflect the continuing downward trend experienced by the Company over the last few years in these revenue categories.

     Real-time product sales were $14.7 million for the six months ended
March 30, 1996 compared to $17.5 million for the same period in 1995. The $2.7 million decrease was due to the non-repeatability of the Lukon order discussed above.

     Trusted product sales were $4.2 million for the six month period ended March 31, 1995 compared to $3.4 million for the same period in 1996. The 1996 sales were to 63 customers whereas the 1995 sales included an order of $1.9 million to one customer. The 1996 sales were 76% commercial (non-US government).


Gross Income

     Gross income as a percent of sales decreased to 47.9% from 52.1% for the same period in 1995. Gross income decreased by $2.2 million for the current period. This was the result of decreased sales and an increase in sales of CyberGuard(TM) that have lower gross margin.

Net income

     Expenses increased by $1.1 million to $15.6 million for the current period compared to the six month period ended March 31, 1995. The increase is the result of the $.8 million charge for the transaction in which the real-time assets will be sold to Concurrent Computer Corporation ("Transaction") and an increase in sales and marketing expense to market the CyberGuard(TM) product. The decrease in the Company's sales as described above and the increase in expenses resulted in a decrease in income to a loss of $3.3 million compared to a profit of $0.2 million for the six month period ended March 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents on hand of $1.3 million representing a decrease of $7.0 million from $8.3 million as of September 30, 1995. Accounts receivable increased by $5.3 million as a result of increased sales and slow collection from international customers, especially customers in France. Inventory decreased by $2.7 million as inventory reduction programs take affect. Machinery and equipment remained flat as cash conservation programs offset the purchases required for demo equipment required for the new products. Capitalized software increased by $1.4 million as the Company increased development spending in conjunction with the February release of its enhanced Trusted product offering for the CyberGuard(TM).

        To date, the Company's cash requirements have been funded from operations. The Company has no outstanding bank borrowings or long term debt. Its principal sources of liquidity at March 30, 1996 consisted of cash, accounts and notes receivable and vendor trade credit. The future liquidity of the Company will be affected by numerous factors, including sales volumes, gross margins, the levels of selling, general and administrative expenses required to fully implement Trusted systems product sales to commercial customers, levels of required capital expenditures, and access to external sources of financing. On April 1, 1996, the Company entered into a line of credit of up to $5.0 million with Foothill Capital Corporation. The line of credit allows for the borrowing of up to 80% of eligible domestic accounts receivables. The line is backed by all the domestic assets of the Company.
The line of credit will terminate upon the consummation of the Transaction. To replace the line of credit, management is exploring an alternative line of credit that will be secured by the Concurrent Computer Corporation Common
Stock to be received in the Transaction and the possibility of an underwritten public offering of Harris Common Stock that may be effected shortly after the consummation of the Transaction. There can be no assurance that an alternative line of credit will be available on acceptable terms or that any offering will be undertaken or that, if undertaken, that such offering will be successful. If such an offering is undertaken, such offering will be registered pursuant to the Securities Act, may include shares of Harris Common Stock to be issued to Concurrent pursuant to the Transaction and certain other selling shareholders, and will be made only by means of a prospectus meeting the requirements of state and federal securities laws. Management is not able to predict whether the proceeds of an alternative line of credit or public offering will be sufficient to fund the operations on an ongoing basis. Although there can be no assurance that additional external sources of financing will be available, or that, if available, such financing will be on acceptable terms, management believes that additional equity or debt financing should be available, if required.

Item 6.  Exhibits and Reports of Form 8-K

         (a)  Exhibits Filed

              No. 27-Financial Data Schedule (for SEC use only)

         (b)  Reports on Form 8-K

              No reports were filed on Form 8-K during the quarter ended March 31, 1996.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 13, 1996                        HARRIS COMPUTER SYSTEMS CORPORATION


                                          By: /s/ E. Courtney Siegel
                                              ----------------------
                                              E. COURTNEY SIEGEL
                                              Chairman, President and
                                              Chief Executive Officer


                                          By: /s/ Daniel S. Dunleavy
                                              ----------------------
                                              DANIEL S. DUNLEAVY
                                              Vice-President, Chief Financial
                                              Officer and Chief
                                              Administrative Officer
                                              (Principal Financial
                                              and Accounting Officer)