Form 10-K405
period 1996-06-30
CYBERGUARD CORP
filed 1996-10-01
CIK 927133

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JUNE 30, 1996
                                      OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM            TO
                                           ----------    ----------


                         COMMISSION FILE NUMBER 0-24544

                             CYBERGUARD CORPORATION
             (Exact name of registrant as specified in its charter)

                          FLORIDA                                              65-0510339
                  (State or jurisdiction                                    (I.R.S. Employer
              incorporation or organization)                                 Identification No.)

  2101 WEST CYPRESS CREEK ROAD, FORT LAUDERDALE, FLORIDA                          33309
         (Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (305) 974-1700

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

 Securities Registered Pursuant to Section 12(g) of the Act: COMMON STOCK, PAR
                              VALUE $.01 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No
                                                       ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/ No
                        ------

     The aggregate market value of voting stock held by nonaffiliates as of the Registrant was approximately $46,979,789 (based upon the closing sale price of $8.375 per share on the Nasdaq National Market System on September 26, 1996).

     As of September 26, 1996, 6,753,280 shares of the Registrant's $0.01 par value Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART II

ITEM 1.  BUSINESS

OVERVIEW

     CyberGuard Corporation (the "Company") is a leading developer and marketer of commercial network security products designed to protect data on computer networks from access by unauthorized users. The Company was among the first companies to establish a business unit devoted to developing and marketing network security products. As early as 1989 the Company had developed and begun to market an integrated secure operating system and secure networking software solution. With the announcement of its firewall application in 1994, the Company began offering multi-level secure network security solutions to the commercial market through its CyberGuard Firewall suite of products.

     The Company is the former Computer Systems Division of Harris Corporation ("Harris") and was incorporated in August 1994 for the purposes of consolidating such division's real-time and trusted computer businesses in a separate corporate entity. On October 7, 1994, Harris effected a tax-free distribution, on a pro rata basis to its shareholders, of all of the Company's issued and outstanding capital stock. In May 1995 the Company separated its business operations into two units: the Real-time Business and the Trusted Systems Division, which developed network security products. Effective June 30, 1996, the Company sold to Concurrent Computer Corporation ("Concurrent") the assets of its real-time computer business. See "Recent Events, below." With the completion of this transaction, the Company is now focused solely on the business of developing and marketing firewalls and other network security products.

     Unless otherwise indicated, references in this Item 1 to the "Company" with respect to periods before the Real-time Sale (described below) are to the Company's Trusted Systems Division.

RECENT EVENTS

     Change of fiscal year end. In July 1996, the Company's board of directors approved a proposal to change the Company's fiscal year end to June 30.

     Sale of Real-time Business. In May 1995, the Company separated its business operations into two units: the "Real-time Business," consisting of the assets and liabilities associated with the manufacture and marketing of real-time computer systems, and the "Trusted Systems Division," consisting of the assets and liabilities of the Company's network security business described herein. The Real-time Business represented approximately 80% of the assets of the Company as of June 26, 1996 (the date of the Real-time Sale), and accounted for 81%, 89% and 87% of the Company's sales for the nine-month periods ended June 30, 1996, September 30, 1995 and June 30, 1994, respectively.

     Effective June 30, 1996, the Company sold its Real-time Business and issued 683,187 shares of its Common Stock to Concurrent Computer Corporation ("Concurrent") in exchange for Concurrent common and preferred stock. (The sale of the Real-time Business and the related issuance of shares of the Company's Common Stock is referred to herein as the "Real-time Sale.") The Real-time Sale consisted of the sale of the Company's Real-time Business and the issuance of 683,178 shares of its Common Stock to Concurrent in exchange for (i) 10,000,000 newly issued shares of common stock of Concurrent, par value $.01 per share;
(ii) 1,000,000 newly issued shares of convertible exchangeable preferred stock of Concurrent with a 9% cumulative annual dividend payable quarterly in arrears and a liquidation preference of $6.26 per share (subject to adjustment under certain circumstances); and (iii) the assumption by Concurrent of certain (but not all) of the liabilities of the Real-time Business. The Concurrent common stock received by the Company represented approximately 23% of the Concurrent common stock outstanding immediately following the Real-time Sale (29% if the Concurrent preferred stock were to be converted into Concurrent common stock). The Concurrent common and preferred stock received by the Company constituted in the aggregate approximately 75% of the Company's assets on June 27, 1996 (the date of the Real-time Sale.)

     The Company has sold substantially all the Concurrent common stock to fund cash requirements that in the past had been funded with working capital and cash flows from the Real-time Business. The Company has retained, but does not intend to hold to maturity, the Concurrent preferred stock received in the Real-time Sale. The Concurrent preferred stock, which has a 9% cumulative annual dividend payable quarterly in arrears and a liquidation preference of $6.26 per share (subject to adjustment under certain circumstances), is convertible at the option of the holder into approximately 2,500,000 shares of concurrent common stock (or approximately 5.5% of the current common stock that would be outstanding following such conversion. There is no definitive public market for Concurrent preferred stock and it is not anticipated that a trading market will ever develop. Due to the convertibility of the Concurrent preferred stock into Concurrent common stock, the Concurrent preferred stock is expected to fluctuate in value based on factors which are substantially similar to those that influence the price of the Concurrent common stock. Such factors include changes in the business, operations or prospects of Concurrent, its ability to integrate the Real-time Business into its operations and achieve related cost savings and operating efficiencies, restructuring charges, including those related to the Real-time Sale, any continuing declines in sales, any operating losses or shortfalls in liquidity, its success in shifting from proprietary to open systems, regulatory considerations, general market, economic and industry conditions and other factors.

     Joint Development Agreement with IRE. In August 1996, the Company entered into a joint Product Development and Marketing Agreement with Information Resource Engineering, Inc. ("IRE") pursuant to which the Company and IRE have agreed jointly to develop a series computer security products including a Virtual Private Networking security solution for Internet use. This family of security products will be marketed under the name "SafeNet Enterprise". CyberGuard and IRE will also jointly market and manage a service offering for the administration of security products including key management and certificate processing.

INDUSTRY BACKGROUND

     The Internet. Interest in computer networking changed dramatically in the 1990s with the rise in public access to the Internet. The Internet is a global "network of networks," an interconnection of commercial, academic and governmental computer networks and host computers. Computers connected to the Internet use a variety of incompatible operating systems, and in order to communicate with each other, data is transmitted back and forth between host computers using a standard known as Transmission Control Protocol/Internet Protocol or TCP/IP. As of September 1995, INPUT estimated that the number of Internet users around the world will grow from more than 53 million in 1995 to 250 million in 2000. Much of the recent growth of the Internet has been attributed to an increase in commercial Internet access providers and organizations seeking to advertise or provide products or services to Internet users as well as the commercial availability of PC-based World Wide Web ("WWW") browser software such as Netscape's Navigator.

     Intranets. In recent years, organizations have increasingly begun using the TCP/IP protocol for their enterprise networks or using the Internet as an inexpensive alternative to establishing their own wide area networks. An enterprise network that uses the TCP/IP protocol is called an "intranet." An intranet can extend internal information systems and enterprise applications to geographically dispersed facilities, remote offices and mobile employees using personal computers running on incompatible operating systems. Using any "web browser," an employee can view electronic information notwithstanding the incompatible operating systems utilized by the employee and the information source. In many cases, different departments within the same organization can create "home pages" used to share information among co-workers. The increasing ability to interconnect with disparate enterprise units has increased the use of mobile or "nomadic" computing by which users connect to enterprise networks from remote offices and while traveling. The increasing use of the non-proprietary TCP/IP network protocol for internal network communications is due, in large part, to (i) the widely distributed nature of such protocol, (ii) the fact that TCP/IP network protocol support is available on nearly all types of computer systems currently manufactured, and (iii) cost considerations.

     The Growth in the Market for Firewalls and Other Network Security
Products. Network security has historically been the focus of primarily those businesses in security-sensitive industries such as healthcare, financial services, insurance, telecommunications, government and others. Businesses in these industries historically maintained a secure network environment by isolating their networks privately and allowing only authorized users to connect to their privately managed networks.

     As popularity and use of the Internet and intranets has increased, companies have become increasingly concerned that data collected and stored electronically by organizations might be vulnerable to access by unauthorized users, including certain of a company's own employees. This concern is due in part to the fact that the TCP/IP protocol is particularly susceptible to penetration, and, as a result, interest in and purchases of firewall software to protect enterprise networks have increased. In February 1996, International Data Corporation ("IDC") estimated that the worldwide firewall market would grow from $160 million in 1995 to an estimated $987 million in 2000. As of September 1995, INPUT estimated that by 2000 the international market for firewall and software services will grow from 28% of the total worldwide market to about half of the worldwide market.

     The Company believes that more than half of the firewall software and services market is related to the use of firewalls within intranets. This is because each intranet subnet can use a firewall to protect its data from the numerous other subnets of the same intranet, whereas firewalls for Internet access may protect only a small number of Internet connections, often only one. The intranet-related firewall market is generally comprised of large, often multinational corporations that typically segment their internal networks into a number of subnets. The Company believes that worldwide demand for firewall products will exceed the market growth rates expected in the United States.

     Spectrum of Network Security Technologies. The network security market consists of a large number of companies offering a range of network security products using widely diverse technologies. Some of the broad categories of network security products are depicted in the graphic presentation below. Each of these approaches to network security provides varying degrees of protection, with the most secure solution represented by having no external connections to the network at all (depicted below as "no access") and the least secure being one or more external connections with no attempt to provide network security (depicted below as "full access").

                                   [GRAPH]

     Generally, these technologies build on each other so that the most secure technologies can also perform the functions of the less secure ones and, depending on price and other factors, can serve markets for such products. A more detailed description of these technologies follows:

     - Router-Based Packet Filtering. Routers can be configured with "packet filters," that is, devices that determine the source and destination of the communication between networks and the type of "service" requested (e.g., file transfer, electronic mail ("e-mail")). Packet filters, however, are not generally considered to provide a high level of security because they make security decisions based on the address of the communication packet, which can be easily "spoofed."

     - Proxy Application Firewalls. A level of protection beyond that offered by a packet filtering router is provided by a "firewall," which monitors traffic between one network and another -- such as an intranet and the Internet or between different segments of an intranet -- and blocks access to data according to predefined security parameters. Most firewalls operate using "proxy" applications that look beyond the source and destination of a communication and also monitor certain details regarding the communication's content. Proxy application firewalls can suffer from performance-related problems, such as the inability to support the types of network service and/or network protocol to be used, and degradation of network throughput and performance.

     - Hybrid Firewalls. A hybrid firewall is a proxy application firewall offering other security options and features, such as encryption, token authentication and others. Encryption refers to the alteration of data such that during the transmission of the data an attacker is unable to see the "original" information and instead only observes what would appear to be a random sequence of information. Token authentica-tion refers to a system of dynamically changing passwords. Hybrid firewall systems generally provide the packet filtering, proxy application, encryption and token authentication features in an integrated firewall security product, and, as a result, represent a more complete network security solution.

     - Hybrid Firewall with Secure Operating System. The most complete security solution is provided by a hybrid firewall with a secure operating system and secure networking software; the Company's CyberGuard Firewall is such a system. A secure operating system and secure networking software form the only network security solution that is self-protecting by requiring network communications to pass through the firewall application and preventing penetration through the operating system and networking software.

THE CYBERGUARD SOLUTION

     The Company's secure operating system and secure networking software technologies allow it to position the CyberGuard product suite to address the full range of the commercial network security market. Generically speaking, a firewall consists of a firewall application, an operating system and networking software, each playing an important role in the receipt and processing of data through the firewall. In standard network security products, only the firewall application has been designed to resist penetration by an attacker, leaving the operating system and network software unsecure. Therefore, an attacker can penetrate a standard firewall through the unsecure operating system or networking software. The Company's CyberGuard Firewall uses a secure operating system and secure networking software to prevent network penetration by requiring network communication to pass through the firewall application.

     The graphic presentation below depicts the three major components of a firewall system and demonstrates the fundamental security deficiency of an application-only solution as compared to the CyberGuard Firewall.

                                   [GRAPH]

     Both the secure operating system and secure networking software are based on multi-level security ("MLS"), that is, they restrict access to information based on the sensitivity of the information and the access authorization of system users. In an MLS system, a user cannot read data that has been labeled at a level more sensitive than the security level given the user and cannot create or modify data having a different security label. The operating system and programs reside at a protected level that cannot be read or modified by network users.

     The Company's secure operating system and networking software have been rated by the NCSC at a B1 level. The NCSC ratings range from D (systems with minimal security) to A1 (systems with assured security). Certain agencies of the United States government have incorporated the NCSC ratings into their procurement requirements, and commercial users, while not having specific NCSC-rating requirements, often look to an NCSC rating as an indication of the product's proven reliability. The Company's CyberGuard Firewall is the only commercially available firewall built on an integrated operating system and networking software with a rating as high as B1. These components have also been successfully evaluated by the Centre d'Electronique de l'Armement ("CELAR") in France and are in evaluation in the United Kingdom against the European Information Technology Security Evaluation Criteria ("ITSEC"). The Company's product is currently in evaluation for the NCSC's higher B2 rating. The Company believes that systems having a NCSC rating higher than B2 are impractical for use in commercial firewall applications. The Company has substantially completed a two-year evaluation process with Logica U.K. and expects to receive Logica's E3 rating for its products which, in the Company's opinion, will increase the marketability of the CyberGuard Firewall in international markets. Logica U.K. is an international industry-sponsored agency.

     The Company's CyberGuard Firewall also addresses the high performance end of the commercial network security market because the underlying operating system and networking software were designed for demanding security environments. The Company's secure operating system is designed to function as a high performance, real-time operating system able to process high levels of throughput without time-consuming failures. This same operating system technology underlies the Company's secure networking software and firewall technology.

     The CyberGuard Firewall product is the basis for the Company's ability to offer a complete suite of enterprise-wide security products including mobile security applications, secure data base application, and network access control filters.

STRATEGY

     The Company's strategy is to increase its sales and profits by broadening its indirect marketing channels, capitalizing on its existing international market penetration, concentrating on selected vertical markets, promoting the CyberGuard Firewall's strengths beyond network security, and expanding its product line to provide an enterprise-wide solution, support for other computer platforms and networks, and software-only products. The key components of the Company's strategy, many of which are interrelated, are as follows:

     - Broaden Indirect Distribution Channel Coverage. The Company has established a broad range of channels through which to market its products in the United States and internationally, including more than 30 VARs, distributors and manufacturers' representatives. The Company intends to continue to expand its indirect channels by concentrating its marketing through indirect distribution channels, including extensive VAR relationships. The Company attracts resellers by providing them broad support as part of what it believes is one of the most comprehensive reseller programs in the network security industry. During the nine-month period ended June 30, 1996, indirect sales channels accounted for approximately 31% of the Company's sales; the Company's goal is to have its indirect channels account for 75% of its sales by the end of fiscal year 1997. The Company is actively seeking additional strategic marketing partners in order to expand the geographic distribution of its products.

     - Capitalize on Existing International Penetration. For the nine-month period ended June 30, 1996, the Company's international channels accounted for 47% of the Company's revenues. The Company intends to expand these relationships with VARs in Western and Eastern Europe and Asia to address the international commercial firewall market. The Company believes that the international market represents a high-growth market.

     - Pursue Selected Vertical Markets. The Company intends to continue to focus its marketing efforts on selected vertical markets, such as healthcare, financial services, insurance, telecommunications, and travel, that the Company perceives as having a need for network security due to the confidential nature of data they collect or due to the devastating potential impact of computer "hacking." Early experience in these vertical markets has given the Company insight necessary to address industry specific security requirements. The Company intends to expand on its strategic relationships, such as its alliance with Coopers & Lybrand LLP, which has helped to accelerate sales of the CyberGuard Firewall within the financial industry. The Company intends to pursue these selected vertical markets both with its direct sales force and through indirect channels such as VARs and systems integrators who already serve such markets.

     - Broaden Product Platforms and Compatibility. The Company intends to broaden the appeal of its CyberGuard Firewall by "porting" its secure operating system, networking software and firewall application to the more widely used Intel-based platforms currently available in a wide range of multiprocessor systems. The Company further plans to introduce products that are compatible with other network operating systems and protocols, such as Microsoft Corporation's Windows NT and Novell Inc.'s NetWare, in addition to TCP/IP. In moving to address the widely used Intel platform, the Company believes its solutions will more closely match the requirements and expectations of its customers.

     - Introduce Software-only Product Offerings. The Company plans to introduce a software-only version of the CyberGuard Firewall, consisting of an integrated secure operating system, networking software and base security software, on a variety of secure operating systems such as Unix and Windows NT. This software-only product will allow the Company to competitively position its CyberGuard Firewall product against lower-priced competitors while increasing its gross margins. In addition, the Company is actively seeking strategic alliances, particularly with companies offering software-based products for applications such as encryption, token authentication and virus detection, with which the Company can develop new products or to enhance the features of its existing products. The software-only product and any future firewall product upgrades will be priced and sold separately.

     - Provide an Enterprise-Wide Network Security Solution. The Company intends to emphasize all of the CyberGuard Firewall's network security capabilities for, among others, secure communication, access control, encryption, mobile computing (both through remote network connections and dial-up systems), and secure databases (through alliances such as with Informix, Inc.) to provide an enterprise-wide solution, particularly for enterprises in selected vertical markets. The Company believes that each element of an enterprise-wide solution will broaden the appeal of its products in these markets.

     - Promote CyberGuard Beyond Network Security. The Company intends to promote CyberGuard's MLS capabilities for additional applications such as tracking network usage and other network management control functions. In this regard, the Company intends to capitalize on its expertise in network security by providing such tools to specific customers and targeted markets, such as Internet service providers and Internet-based retailers of subscription products and services.

PRODUCTS AND SERVICES

  Products

     The Company's products provide a comprehensive, secure and high-performance network security solution. These products include the CyberGuard Firewall and related products, products offered by the Company with its strategic partners, and secure operating systems and secure networking software sold separately from the CyberGuard Firewall. The table below contains a summary of the Company's products, their respective dates of first shipment, and a brief description of each. Additional information regarding each product follows the table.


                                         DATE OF FIRST
               PRODUCT                     SHIPMENT                        DESCRIPTION
------------------------------------- -------------------    ---------------------------------------
                                      (CALENDAR QUARTERS)
CyberGuard Firewall..................       Q4 1994          Commercial firewall built on an
                                                             evaluated secure operating system and
                                                               secure networking software
Packet Filtering.....................       Q4 1994          Guarantees a basic level of security
                                                             for all network traffic
Security Auditing and Alarms.........       Q4 1994          Real-time alarm capability


                                         DATE OF FIRST
               PRODUCT                     SHIPMENT                        DESCRIPTION
------------------------------------- -------------------    ---------------------------------------
                                      (CALENDAR QUARTERS)
Application Proxies..................       Q3 1995          Enhanced security customized to network
                                                               applications
Remote Administration................       Q3 1995          Firewall administration from remote
                                                             site
Network Address Translation..........       Q4 1995          Hides internal network addresses to
                                                               complicate hacker attempts
Graphical User Interface.............       Q1 1996          Point-and-click administration
Split Domain Name Service............       Q1 1996          Hides internal host names to complicate
                                                               hacker attempts
High Availability CyberGuard
  Firewall...........................       Q1 1996          Cyberguard feature designed to ensure
                                                               minimal network downtime
Virtual Private Networking...........       Q4 1995          Encrypted firewall-to-firewall link
WebTrack URL Blocker.................       Q1 1996          Monitors and controls access to
                                                             selected WWW sites
Token Authentication Devices
  Enigma Logic.......................       Q3 1995          Authenticates network users through use
                                                             of token authentication cards in place
                                                               of static password
Security Dynamics....................       Q2 1996
Informix Online/Client Server
  Systems............................       Q4 1992          Secure database tool for server and
                                                               electronic commerce applications
CX/SX Secure Operating System........       Q2 1989          B1-evaluated secure operating system
LAN/SX Secure Networking Software....       Q3 1990          B1-evaluated secure networking Software
PowerSX Secure Operating System......       Q2 1994          Latest generation secure operating
                                                             system currently in evaluation by NCSC
                                                               for B2 rating
PowerProtocols Secure Networking
  Software...........................       Q2 1996          Latest generation secure networking
                                                             software currently in evaluation by
                                                               NCSC for B2 rating

     CyberGuard Firewall. The CyberGuard Firewall and related products build upon the Company's B1-evaluated secure operating system and secure networking software. The CyberGuard Firewall includes the following features:

     - Packet Filtering. The CyberGuard Firewall implements packet filtering technology allowing the firewall to expressly permit or deny connections using criteria based upon source and destination host or network and the type of network service being requested.

     - Security Auditing and Alarms. The CyberGuard Firewall incorporates a built-in auditing and alarm function that permits administrators to review a chronological record of system activities allowing the reconstruction of security sensitive activities. The CyberGuard Firewall can be configured to dynamically process the security auditing information and, in real-time, take explicit actions in response to actions deemed security sensitive or possible attempts to attack the network or firewall.

     - Application Proxies. The CyberGuard Firewall supports a number of security enhanced application proxies for many network services, including remote login ("rlogin"), terminal emulation ("Telnet"), file transfer protocol ("FTP"), hypertext transport protocol ("HTTP") (used with the WWW), network news transport protocol ("NNTP"), simple mail transport protocol ("SMTP"), and simple network management protocol ("SNMP").

     - Remote Administration. The CyberGuard Firewall supports the ability to remotely monitor and administer a firewall from a "Network Operations Center." Using this remote administration capability, a CyberGuard Firewall can be managed from a remote site as if the system administrator were physically located with the firewall.

     - Network Address Translation. The CyberGuard Firewall can be configured to translate all internal addresses to the firewall's network address. From the Internet, the firewall appears to be the only machine connected, reducing the risk of possible penetration attacks against the internal network.

     - Graphical User Interface. The CyberGuard Firewall provides a Motif-based graphical user interface, or "GUI," designed to facilitate system configuration and administration. A GUI is generally considered easier to use than the traditional command-line interface.

     - Split Domain Name Service. The CyberGuard Firewall can function as a Domain Name Service ("DNS") server. With Split DNS, the network responds to queries differently depending on their source. For example, responses to requests from the Internet might contain only the CyberGuard Firewall information; responses from internal requests might contain a complete list of hosts.

     - Virtual Private Networking. The CyberGuard Firewall supports a variety of Virtual Private Networking ("VPN") products, including the SafeNet product offered jointly by the Company and by IRE. See "Recent Events." VPN products provide a mechanism for establishing a logically separate network between multiple CyberGuard Firewall systems. This logical network supports fully encrypted communication among the machines of the network. PVN supports high-performance encrypted communication between CyberGuard Firewalls, distributed SafeNet/LANs and any of three remote user options. Additionally, centralized security management of all encryption and firewall products is offered with the option of outsourcing management functions.

     - High Availability CyberGuard Firewall. The CyberGuard Firewall supports an optional High Availability configuration, which combines two firewalls to operate as a single logical unit. If the primary firewall should fail, the secondary firewall takes over to provide nearly continuous network connectivity. For critical connections, such as electronic commerce sites, this High Availability configuration minimizes the risk of loss network connectivity.

     In addition, through strategic alliances, the Company offers certain network security products for use with the CyberGuard Firewall. These products include:

          WebTrack URL Blocking. Together with its CyberGuard Firewall, the Company offers WebTrack, a product developed by Webster Network Strategies (which has entered into an agreement to be acquired by Secure Computing). WebTrack is a software product that monitors and controls access to non-business related WWW sites such as pornography, hate speech, on-line shopping, job searching and sports. The Company offers WebTrack through a strategic alliance with Webster Network Strategies and the CyberGuard Firewall is the only commercial firewall that supports WebTrack.

          Token Authentication Products. With the CyberGuard Firewall, the Company offers a number of third-party token authentication devices, including those offered by the Company through alliances with Security Dynamics and Enigma Logic, among others. Token authentication devices provide for an alternative to the use of static passwords for user authentication, resulting in reduced likelihood of system penetration through the reuse of an old password.

          Informix Online/Secure Client Server Systems. The Company, through a strategic alliance with Informix, Inc. ("Informix"), offers the Informix Online/Secure B1-evaluated secure relational database management system ("Online/Secure"). Online/Secure extends the Company's security policy into the relational database product technology of Informix, providing a fully secure, high-performance, multi-level secure database environment for secure transaction processing and secure database applications.

          Secure Operating Systems. The Company offers secure operating systems based on Power PC and Motorola RISC technology. Additionally, the Company will introduce a version of its secure operating system for Intel-based machines based upon the UnixWare 2.0 release from SCO. The Company's PowerSX product is a high assurance, secure multi-threaded operating system based on UNIX System V Extended Security/Multi-Processing operating system with additional security features developed by the

     Company. The Company's CX/SX operating system is a multi-threaded, fully preemptive operating system for high performance, secure Unix-based applications. The Company's CX/SX operating system has received rigorous evaluation from the NCSC in the United States and CELAR in France. The NCSC performed an evaluation of the Company's CX/SX operating system and subsequently granted it a B1 security rating. The NCSC is currently evaluating the Company's PowerSX operating system against the higher B2 security rating criteria. For information regarding NCSC security ratings, see "The CyberGuard Solution" above. The Company anticipates it will submit its latest secure operating system release based upon UnixWare 2.0, as well as future releases for secure Windows NT-based systems, for similar U.S. and international-based evaluations.

          Secure Networking Software. The Company's LAN/SX product is a secure network software product that provides a multi-level secure interface between CX/SX and a heterogeneous networking environment. The Company's PowerProtocols product is a secure network software product that provides a multi-level secure interface between PowerSX and a heterogeneous networking environment. The NCSC performed an evaluation of the Company's LAN/SX operating system and subsequently granted it a B1 rating. The NCSC is currently evaluating the Company's PowerProtocols networking software at the higher B2 security rating criteria. For information regarding NCSC security ratings, see "The CyberGuard Solution" above.

  Services

     System Integrations Services. The Company offers a number of systems integration services, both directly and through strategic alliances, with the purpose of offering customers network security expertise for their particular networking environment. In addition, the Company markets several specific types of pre-packaged consulting services relating to, among others, penetration testing, Internet gateway security and technical evaluation, system security, corporate data security policies and management control, network security policy and management control, Internet security policy and management controls, network security analysis, and information security training.

     Key Management Services. The Company has announced and is currently bidding service-type arrangements to outsource the setup and sustaining operations for customers who wish to employ Virtual Private Networks and encryption. The Company will manage network security products such as encryption tokens and firewalls as a turn-key option through the partnership with IRE.

PRODUCT DEVELOPMENT

     The following table shows the significant products and product enhancements that the Company expects to introduce during the last quarter of calendar year 1996 and during calendar year 1997.

                                         EXPECTED DATE OF
               PRODUCT                     INTRODUCTION                  DESCRIPTION
-------------------------------------- -------------------- --------------------------------------
                                       (CALENDAR QUARTERS)
SafeNet/Remote........................       Q4 1996        Encrypted protection for PC and laptop
                                                              connections to host networks
Intel Pentium/Pentium Pro-compatible
  CyberGuard Firewall.................       Q4 1996        Low-cost, software-only CyberGuard
                                                              Firewall product
Virus Scanning........................       Q4 1996        Helps prevent viruses from infecting
                                                            host computers
RSA Encryption........................       Q1 1997        Largest commercially available
                                                            encryption product
CyberGuard Intranet Firewall..........       Q4 1996        Novell NetWare and Windows NT support
                                                              and other intranet-specific features

                                         EXPECTED DATE OF
               PRODUCT                     INTRODUCTION                  DESCRIPTION
-------------------------------------- -------------------- --------------------------------------
                                       (CALENDAR QUARTERS)
Multiple Virtual Secure Environments
  ("MVSE")............................       Q4 1996        Multi-level security applied
                                                              separately to the network and the
                                                              data, enabling data access to be
                                                              matched with user privileges;
                                                              ensures that data at a given level
                                                              of security only travels over
                                                              "virtual networks" created by the
                                                              CyberGuard Firewall at the same
                                                              level of security; prevents theft or
                                                              unauthorized access to highly
                                                              sensitive data via networks at lower
                                                              levels of security
SafeNet/Enterprise....................       Q4 1996        A product suite integrating IRE's
                                                              expertise in encryption technology and
                                                              central management with the
                                                              Company's CyberGuard Firewall
TerraMax ISP Solution.................       Q4 1997        Multiple virtual firewalls
Fortezza Encryption...................       Q2 1997        Government-sponsored encryption
                                                              process
X.400, X.500 and X.509 Secure Message
  Handling............................       Q4 1997        Secure X.400, X.500 message support;
                                                              X.509 certificates

     The expected dates of introduction in the above table are forward looking statements and are based on certain assumptions, including certain assumed levels of staffing and capital resources, contractual arrangements with suppliers, customers or strategic allies, market conditions, overall product development costs and related sales and marketing expenses, the nature of available competing and complementary technologies and products, and other assumptions. Should these assumptions change or prove to be inaccurate, or should the Company's plans change due to certain unforeseen factors, the development of such products may be delayed or discontinued.

     Development of new products and features is performed by the Company's internal engineering staff and through third-party licensing. The Company has 30 employees devoted to product development and expects to increase this number modestly during fiscal year 1997. The Company supplements the development staff from time to time with contract engineers as needed to meet product demands in the market. For the nine-month period ended June 30, 1996 and the fiscal years ended September 30, 1995 and June 30, 1994, the Company spent $2.9 million, $1.5 million and $1.6 million, respectively, on research and development, an equivalent of 40%, 31%, and 18% of total sales during such periods, respectively. These amounts include software development costs that have been capitalized during such periods.

JOINT PRODUCT DEVELOPMENT AND STRATEGIC ALLIANCES

     The Company is jointly developing and marketing with IRE a family of security products for Virtual Private Network applications on the Internet. This suite of products, offered under the SafeNet/Enterprise name, offers advantages in the cost and implementation of processing secure, encrypted information and allows the Company to integrate more functionality in its turn-key secure solution.

     To complement CyberGuard Firewall product sales, the Company offers consulting and security products through a series of strategic alliances with prominent organizations. The Company has formed alliances with several consulting partners world-wide, including with EG&G, Inc. and Coopers & Lybrand Consulting since 1995 and with Coopers & Lybrand L.L.P. since February 1996. Consulting services include network and on-site analysis services, network penetration testing, security policy and management control, migration planning and security training.

     The Company has alliances for the purpose of reselling the Company's products with several strategic partners, including Lucent Technologies, Inc. (formerly AT&T Corporation, now "Lucent") and Electronic Data Systems Corp. ("EDS"). The Company has additional strategic resellers outside the United States, which include Nissin Electric Co., Ltd. (Japan) ("Nissin"), Lukon Financial Industrial Company (Russia) and QPSX Communications Limited, a subsidiary of Australia's Telstra Corporation.

     The Company has also entered into product-related strategic alliances with Enigma Logic, Inc., Security Dynamics, Inc., VASCO Corporation and CryptoCard to offer a variety of identification and token authentication capabilities. In March 1996, the Company announced a strategic alliance with Webster Network Strategies to provide the WebTrack Internet monitoring and blocking service on the CyberGuard Firewall. In April 1996, the Company announced strategic alliances with Trend Micro, Inc and PC Security Limited to support virus scanning and encrypted data tunneling, respectively. The Company also has strategic alliances with Informix, Inc. and Oracle Corporation to provide database or database proxy support on the Company's secure operating system.

     The Company is actively seeking additional strategic alliances for product development and sales and marketing purposes. The Company expects such alliances to contribute to efforts to develop additional products or enhancements to its existing product offerings, particularly those relating to encryption, token authentication and virus detection. The Company is also actively pursuing sales and marketing alliances, particularly with value added resellers and distributors, in order to expand the geographic distribution of the Company's products.

CUSTOMERS AND MARKETS

     The Company's current and prospective commercial customers include medium to large domestic and multinational companies and other commercial enterprises that routinely create and store proprietary or highly sensitive information and have high throughput requirements. These customers are likely to consider network security and performance to be high priorities when purchasing a firewall. During the nine-month period ended June 30, 1996 and the fiscal year ended September 30, 1995, sales related to porting the Company's secure operating system to Groupe Bull S.A.'s Escala line of computer systems accounted for 5% and 14%, respectively, of the Company's sales.

     The specific uses and applications of the CyberGuard Firewall and related products vary significantly among market sectors and business organizations. Examples of the uses of the Company's products by customers include:

     - Southwest Airlines uses the CyberGuard to secure their "Home Gate" web site, which allows customers to schedule flights and purchase tickets on-line through the Internet. Ticket purchases include the required transmission of credit card numbers, a process in which security is a critical concern.

     - A leading enterprise-wide software application developer distributes enhancements and fixes to its maintenance customers using a CyberGuard Firewall.

     - A multi-national bank processes loan applications using the CyberGuard Firewall's Virtual Private Network to communicate sensitive financial information between branch offices and the bank's central approval department.

     - A Fortune 150 high technology conglomerate uses the CyberGuard Firewall to allow controlled Internet access to nearly 12,000 employees. Data traffic that could cause harm to the customer's internal management information systems is blocked while allowing legitimate requests for product descriptions.

     - A major aircraft designer and manufacturer uses the CyberGuard Firewall to strictly control access to human resource information on the customer's intranet.

     The Company's CyberGuard Firewall and related security products accounted for 95% and 86%, respectively, of the Company's sales for the nine-month period ended June 30, 1996 and the fiscal year ended

September 30, 1995. The remaining portion of the Company's sales in each such period are related to porting the Company's secure operating system to Groupe Bull S.A.'s Escala line of computer systems.

     The Company's customers represent a broad geographic distribution of the Company's products with a relatively even concentration throughout the United States and abroad. Of these, international sales accounted for 46% and 31%, respectively, of the Company's sales in the nine-month period ended June 30, 1996 and the fiscal year ended September 30, 1995.

     Sales of CyberGuard Firewalls and related products include government-related customers, but are sold on the same terms and conditions as to non-government-related commercial customers. During the nine-month period ended June 30, 1996 and the fiscal year ended September 30, 1995, sales of CyberGuard Firewalls and related products to agencies of the United States government and its contractors accounted for 29% and 58%, respectively of overall sales for such products. Sales of secure operating systems and secure networking software sold separately from CyberGuard Firewalls have been primarily to government agencies (both in the United States and internationally), including the United States government and government contractors. During the nine-month period ended June 30, 1996, total sales to the British MOD were 8% of the Company's sales, and during the fiscal year ended September 30, 1995, a single government-related customer accounted for 39% of the Company's sales.

SALES AND MARKETING

     The Company has established a broad range of indirect channels by which to market its products in the United States and internationally, including VARs, distributors and manufacturers' representatives, as well as direct sales representatives. Within the last year, the Company has entered into contracts with 30 VARs, distributors, and manufacturing representatives for its products, including EDS, EMJ America, Inc., Lucent, QPSX Communications Limited, a subsidiary of Australia's Telestra Corporation, Public IP Exchange Limited, a U.K. subsidiary of UUnet Technologies, and Nissin Electric Co. Ltd (a member of Japan's Sumitomo Group). During the nine-month period ended June 30, 1996, the indirect marketing channels for the Company's products accounted for 31% of the Company's sales. See "Strategic Alliances" above. The Company is seeking to expand its indirect sales channels for the marketing of its products and has a goal to have its indirect channels account for 75% of its sales by the end of fiscal year 1997.

     In May 1995, the Company established a sales force separate from that of its former Real-time Business to focus on sales of its network security products. The Company employs 15 sales representatives and maintains sales offices in Atlanta, Georgia; Chicago, Illinois; Dayton, Ohio; Fort Lauderdale, Florida; Houston, Texas; Los Angeles and San Francisco, California; New York, New York; St. Louis, Missouri; Washington, D.C.; London, England; Paris, France; Munich, Germany and Ottawa, Canada. The sales force focuses its sales and marketing efforts towards customers and VARs in selected vertical markets such as healthcare, financial services, insurance, telecommunications and travel. The Company's sales staff also solicits prospective customers and provides technical advice and support with respect to the Company's products.

     In support of its sales efforts, the Company markets its products through direct mail, advertising, seminars, trade shows, telemarketing, and on-going customer and third-party communications programs. The Company has entered into strategic marketing relationships with various vendors of communications, security and network management products and consulting services. Certain of these vendors recommend the Company's products along with their own solutions to meet a customer's security needs. The Company also seeks to generate interest in, and to educate potential customers about, computer and network security through its speaking engagements, contributed articles, interviews and documentaries.

     The Company focuses its direct and indirect marketing efforts on, among other things, selected vertical markets, such as healthcare, financial services, insurance, telecommunication, and travel, that the Company perceives as having a need for network security due to the sensitive nature of data they collect or due to the devastating potential impact of computer "hacking." The Company intends to address this market both with its direct sales force and through indirect channels such as VARs and systems integrators who already serve such markets. The Company also believes its products are particularly well suited to Internet service providers and Internet-based retailers of subscription products and services.

COMPETITION

     The market for network security products is intensely competitive and characterized by frequent technological change. The Company believes that competition in this market is likely to persist and to intensify if demand for network security products increases.

     In the market segments requiring the highest levels of security, the Company competes with Secure Computing, which also offers a firewall with a security enhanced operating system. The Company also competes with manufacturers of proxy application firewalls and hybrid systems, such as Check Point Software Technologies Ltd, ANS and Raptor, whose products lack a secure operating system but might nonetheless be considered competing products by some consumers. The Company competes with a number of manufacturers whose products consist mainly of packet filtering systems or routers but whose products may be considered to be alternatives to the Company's. In addition, companies such as IBM, DEC and Sun sell products with similar features and functions that could be considered competitors of the Company's. Several other companies offering other network and other computer-related products, including Microsoft Corporation, are expected to enter the commercial network security market in the near future. While the Company believes that it does not compete against manufacturers of other classes of security products, such as token authentication or encryption, due to the complementary functions performed by such other classes, the Company's customers may perceive such other companies as competitors of the Company.

     Certain of the Company's competitors offer software-only products that will compete with the Company's products. The Company believes that its customer base will broaden as a result of the commercial introduction of an integrated software-only version of the Company's operating system, networking software and firewall application on platforms other than that of the Night Hawk. However, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other competitive resources. Certain of the Company's competitors may determine, for strategic reasons, to consolidate, substantially lower the price of their network security products or bundle their products with other products, such as hardware products or other enterprise software products. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves, with existing or potential customers, resellers or other third parties. For example, Compaq Computer Corporation recently acquired a financial interest in Raptor and agreed to bundle Raptor's network security software with certain of its product offerings and Secure Computing recently finalized its acquisition of Borderware.

     The Company believes that the principal competitive factors affecting the market for computer and network security products include the product's level of security, performance and reliability (particularly maximum levels of throughput), technical features, ease of use, capabilities, customer service and support, distribution channels and price. Based upon its understanding of the features of the products and services offered by the Company's competitors, the Company believes that its products currently compete favorably with respect to such factors. Based upon its experience and understanding of the existing network security market, the Company believes that potential purchasers of the Company's security products who do not differentiate between the level of security provided by competing security products are as likely to base their purchasing decisions on price, ease of use, or other considerations as they are to base such decisions on the level of security provided. In circumstances where a potential purchaser's primary concern is the level of security provided by products being considered, the Company, based upon its understanding of the features in products and of the services offered by the Company's competitors, believes that its products compete favorably.

     Additionally, the Company believes a key competitive factor in the network security market is a computer system's security rating by intelligence and other government agencies such as the NCSC. The CyberGuard is the only commercially available firewall built on an integrated secure operating system and secure networking software components that are rated B1 by the NCSC. The Company's secure operating system has also successfully completed evaluation by CELAR and is currently in evaluation in the United Kingdom against ITSEC requirements. The Company's Power PC-based operating system and networking products are designed for, and being evaluated against, the B2 rating security requirements. Certain of the Company's competitors have also submitted their commercial network firewall products for evaluation by the NCSC, and certain of these products could receive B1 or higher ratings upon completion of the evaluation process.

PATENTS AND PROPRIETARY TECHNOLOGY

     The Company relies upon license agreements with customers; trademark, copyright and trade secret laws; employee conflict of interest and third-party non-disclosure agreements and other methods to protect the trade secrets, proprietary know-how and other proprietary rights on which the Company's business depends. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. The Company currently does not hold any patents and has no pending patent applications to cover any aspects of it technology. The Company intends to introduce patent applications to protect aspects of its technology; however, there can be no assurance that any future patent applications will be granted or that any future patent applications will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company.

     The Company is not aware of any patent infringement charge or any violation of other proprietary rights claimed by any third party relating to the Company or the Company's products. The computer technology market is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict.

     The Company has applied for registration in the United States, Canada and certain other countries for its "CyberGuard Firewall" marks and its CyberGuard logo.

REGULATION

     The Company is not currently subject to direct regulation by any government agency other than regulations applicable to businesses generally. Export controls on cryptographic products may place limits on the export of the Company's products to certain countries identified from time to time by the U.S. Department of State. In addition, certain of the Company's government products are subject to U.S. government contracting regulations and to the International Trade in Arms Regulation ("ITAR"), which restricts the exports of certain products affecting national security. These regulations could restrict the Company's ability to sell its products to foreign governments and businesses identified from time to time by the U.S. Department of State, creating delays in the introduction of the Company's products in international markets.

     There are currently few laws or regulations directly applicable to access to or commerce on the Internet. The Communications Reform Act, which applies to, among other things, communications over the Internet, has recently become effective, and additional laws and regulations could be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. The Company believes that some regulations could be addressed by application of the Company's Internet-related network security products and that certain types of regulation would be beneficial to the Company. However, the adoption of laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's products and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, operating results or financial condition.

EMPLOYEES

     At September 20, 1996, the Company employed 74 full-time employees. Additionally, from time to time the Company employs contract engineers on a temporary basis for software development or documentation. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. All employees are bound by agreements containing confidentiality and conflict of interest provisions. The Company believes it maintains good relations with its employees.

EXECUTIVE OFFICERS

     The Company's executive officers are as follows:

             NAME               AGE                       POSITION
------------------------------  ---   ------------------------------------------------
Robert L. Carberry............  53    President, Chief Executive Officer and Chairman
                                      of the Board of Directors
Patrick O. Wheeler............  37    Vice President Finance and Chief Financial
                                      Officer
Frank Gelbart.................  34    Vice President Marketing and Sales, North
                                      America
Katherine K. Hutchison........  38    Vice President Corporate Development
Bradley C. Lesher.............  60    Vice President International Operations
Robert F. Perks...............  52    Vice President North American Operations
Rick A. Siebenaler............  33    Vice President Software Development
Brian Foremny.................  47    General Counsel and Secretary

     Robert L. Carberry. Mr. Carberry was appointed President of the Company's Trusted Systems Division in April 1996 in anticipation of the Real-time Sale and President and Chief Executive Officer of the Company upon the consummation of the Real-time Sale. Before joining the Company, Mr. Carberry was Vice President, New Technology of Blockbuster/Viacom Group and Vice President, Managing Executive for Blockbuster Technology Holding Corporation from 1994 and, before that, was President of Multimedia Investment Organization, a division of IBM. At IBM, Mr. Carberry also held the positions of Vice President Technology/Business Development for the Personal Computer Division; Director of the Large Systems Programming Laboratory and IBM Corporate Director of Technology.

     Patrick O. Wheeler. Mr. Wheeler was appointed Chief Financial Officer and Vice President Finance of the Company's Trusted Systems Division in April 1996 in anticipation of the Real-time Sale and continues in such position for the Company. Prior thereto, Mr. Wheeler held various positions with the Company including Director of Accounting, Senior Account Manager and most recently, Midwest Regional Sales Manager. Mr. Wheeler joined the Company following its spin-off from Harris Corporation, which Mr. Wheeler joined in 1984 from Price Waterhouse L.L.P.

     Frank Gelbart. Mr. Gelbart joined the Company in June 1996. From November 1993 until he joined the Company, Mr. Gelbart was Director of Sales, Rest of World at Cheyenne Software, Inc. From April 1992, Mr. Gelbart was Director of Worldwide Sales and Director of International Sales for Equinox Systems, Inc., a $21 million data communications hardware manufacturer in Plantation, Florida, and from April 1989 to April 1992, was Vice President, Latin America and Vice President Commercial Sales for Uniplex, Inc. a $30 million UNIX office automation software company headquartered in Irving, Texas.

     Katherine K. Hutchison. Ms. Hutchison was appointed Vice President Marketing, of the Company's Trusted Systems Division in April 1996 in anticipation of the Real-time Sale and continues in such position for the Company. Prior thereto, Ms. Hutchison served in positions of increasing responsibility, most recently as Director of Marketing for the Company's Trusted Systems Division. Ms. Hutchison joined Harris Corporation in 1993 from a position as Program Manager and Technical Marketing Manager in the Information Technology Group of Texas Instruments.

     Bradley C. Lesher. Mr. Lesher joined Harris Corporation in July 1994 from IBM where he had been General Manager of Latin American Caribbean operations since November 1991. From 1988 to 1991 Mr. Lesher served as Director of General Business systems in IBM's Latin American Headquarters Operation where he was responsible for developing and supporting a distribution channel network of over 200 dealer and agent organizations selling IBM PC's and mid-range proprietary and UNIX-based open systems. He joined IBM in 1957 and has over 30 years of diverse international management experience including 19 years of living abroad.

     Robert F. Perks. Mr. Perks was appointed Vice President North American Operations of the Company in July 1996. Mr. Perks joined the Computer Systems Division of Harris Corporation in 1977. He was employed by Real Time Products Corporation from 1992 to 1995 as Director, Customer Support and rejoined the Company in May 1995 as Director of Trusted Sales for the Company.

     Rick A. Siebenaler. Mr. Siebenaler was appointed Vice President Software Development of the Company's Trusted Systems Division in April 1996 in anticipation of the Real-time Sale and continues in such position for the Company. Prior thereto, Mr. Siebenaler served as Director of Software Development of the Company's Trusted Systems Division from 1994 and, before that, as Chief Engineer from 1991. Mr. Siebenaler joined Harris Corporation in 1991 from the NCSC where he was a Commercial Products Evaluator in the Trusted Products Evaluation Division.

     Brian Foremny. Mr. Foremny is an attorney and, since 1995, a partner with the law firm of Holland & Knight where he maintains a law practice in addition to his service as the Company's General Counsel. Prior thereto, Mr. Foremny was a partner of the law firm of Kirkpatrick & Lockhart LLP beginning in 1983.

ITEM 2.  PROPERTIES

     The Company's principal administrative, sales and marketing, development, engineering, production and support facilities are located in Fort Lauderdale, Florida. The Company is currently subleasing administrative and production facilities from Concurrent and will be relocating to separate facilities within 12 months. The Company also leases its sales office locations in the United States and abroad.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material legal proceedings pending to which the Company or any of its subsidiaries is a party or to which any of the Company's or any of its subsidiaries' property is subject. To the Company's knowledge, there are no material legal proceedings to which any director, officer or affiliate of the Company, or any beneficial owner of more than five percent (5%) of Common Stock, or any associate of any of the foregoing, is a party adverse to the Company or any of its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 26, 1996, a Special Meeting in lieu of an Annual Meeting of the Company's Shareholders (the "Special Meeting") was held in Fort Lauderdale, Florida. In connection therewith, the Company solicited proxies of its shareholders by a Joint Proxy Statement dated May 23, 1993 and mailed to shareholders of record as of May 14, 1996 (the "Proxy Statement"). At the Special Meeting, the Company's shareholders considered and voted upon the following proposals (with the votes (in person or by proxy) for, against and abstaining following each description):

          A. The approval of the Real-time Sale on substantially the terms and conditions set forth in the Proxy Statement (see "Item 1.
     Business -- Recent Events," above).

        B.

              VOTES AGAINST                      BROKER
VOTES FOR      OR WITHHELD      ABSTENTIONS     NON-VOTES
---------     -------------     -----------     ---------
3,293,784         33,745           30,870       1,394,878

     2. On February 4, 1996, the Company's Board of Directors approved the an amendment to the Company's Stock Incentive Plan to increase to 2,025,000 the maximum number of shares of common stock that may be issued in the form of restricted stock or pursuant to the exercise of options granted pursuant to the Stock Incentive Plan, and amended the director's options provision of the Stock Incentive Plan. At the Special Meeting, the Company's shareholders considered a proposal to approve such amendments to the Stock Incentive Plan.

              VOTES AGAINST                      BROKER
VOTES FOR      OR WITHHELD      ABSTENTIONS     NON-VOTES
---------     -------------     -----------     ---------
2,942,089        375,547           40,763       1,394,878

     3. An amendment to the Company's Articles of Incorporation to change the Company's corporate name to CyberGuard Corporation.

              VOTES AGAINST                      BROKER
VOTES FOR      OR WITHHELD      ABSTENTIONS     NON-VOTES
---------     -------------     -----------     ---------
4,662,368         76,818           13,224          867

     4. The election of the class of directors whose term ended at the Special Meeting and, following their election, whose term will end at the 1998 Annual Meeting of the Company's shareholders.

                                                          VOTES AGAINST                  BROKER
                      NOMINEE                 VOTES FOR    OR WITHHELD    ABSTENTIONS   NON-VOTES
        ------------------------------------  ---------   -------------   -----------   ---------
        Robert L. Carberry..................  4,738,934         0            14,343         0
        Brian Foremny.......................  4,739,869         0            13,408         0

     5. To adjourn the Special Meeting if adjournment should be proposed by the Chairman of the Special Meeting (the Chairman made no such motion to adjourn).

              VOTES AGAINST                      BROKER
VOTES FOR      OR WITHHELD      ABSTENTIONS     NON-VOTES
----------    -------------     -----------     ---------
4,527,505        195,490           29,415          867

     6. The appointment of KPMG Peat Marwick LLP as the Company's independent accountants for nine-month period 1996.

              VOTES AGAINST                      BROKER
VOTES FOR      OR WITHHELD      ABSTENTIONS     NON-VOTES
----------    -------------     -----------     ---------
4,737,628         5,867            9,728            0

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted and traded on the Nasdaq/NMS under the symbol "CYBG." There were approximately 7,464 holders of record of Common Stock as of September 26, 1996. The table below sets forth, for the quarters indicated, the high and low bid prices of the Company's Common Stock as reported by the Nasdaq/NMS.

                                                                              BID PRICES(2)
                                                                            ------------------
                                                                            HIGH           LOW
                                                                            ----           ---
FISCAL YEAR 1995
Quarter Ended December 30, 1994(1)........................................  $ 5 11/64  $    2 21/64
Quarter Ended March 31, 1995..............................................    6             3 37/64
Quarter Ended June 30, 1995...............................................    5 53/64       4 5/64
Quarter Ended September 30, 1995..........................................    5 3/4         3 53/64
FISCAL YEAR 1996
Quarter Ended December 31, 1995...........................................  $ 5 1/2    $    3 5/64
Quarter Ended March 31, 1996..............................................   16 21/64       3 35/64
Quarter Ended June 30, 1996...............................................   23 1/4        13 1/2

---------------

(1) Prior to October 1994, there was no established public trading market for the Common Stock.
(2) Adjusted to reflect a three-for-one split of the Company's Common Stock effective March 18, 1996.

     The Company has never paid dividends on its Common Stock. The Company intends to retain earnings, if any, to finance future operations and expansion and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Any future payment of dividends will depend upon the financial condition, capital requirements and earnings of the Company, as well as upon other factors that the Board of Directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth, for the nine months ended June 30, 1996 and 1995; and for the fiscal years ended September 30, 1995, and June 30, 1994, 1993 and 1992, selected historical consolidated financial data for the Company, which combines the Trusted Systems Division (the operations of which continue to be carried on by the Company) and the Real-time Business (which, effective June 30, 1996, was sold to Concurrent). The financial data for the nine-month period ended June 30, 1996 and the fiscal year ended September 30, 1995 have been derived from audited financial statements of the Company for such periods audited by KPMG Peat Marwick LLP. Such data have been derived from, and should be read in conjunction with, the audited financial statements and other financial information, including the notes thereto, appearing elsewhere in this Annual Report. The consolidated financial data that relate to the year ended June 30, 1994 has been derived from consolidated financial statements audited by Ernst & Young LLP. Financial data for the nine months ended June 1995 and the two fiscal years ended June 30, 1993 have been derived from unaudited consolidated financial statements that include all adjustments that the Company considers necessary for a fair presentation of the financial data set forth therein, in accordance with generally accepted accounting principles. Because the Company did not become an independent entity until October 1994, the historical financial statements do not necessarily reflect the results of operations or financial position that would have been attained if the Company had been a separate, independent company.

                                                                        FISCAL YEAR ENDED
                                       NINE MONTHS ENDED    ------------------------------------------
                                          JUNE 30,(B)        SEPTEMBER              JUNE 30,
                                       ------------------       30,        ---------------------------
                                         1996      1995       1995(A)       1994      1993      1992
                                       --------   -------   ------------   -------   -------   -------
                                                    (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues.............................  $ 37,411   $36,404     $ 45,111     $64,640   $55,540   $60,368
Cost of Sales........................    21,022    20,609       25,764      31,236    29,863    30,295
                                       --------   -------     --------     -------   -------   -------
Gross Profit.........................    16,389    15,795       19,347      33,404    25,677    30,073
Selling, General and administrative
  expenses...........................    19,030    15,739       22,984      19,791    19,770    20,458
Research and development.............     5,360     5,970        7,903       6,725     6,850     6,720
Write-off Capitalized Software.......     3,244        --           --          --        --        --
                                       --------   -------     --------     -------   -------   -------
Operating Income (loss)..............   (11,245)   (5,914)     (11,540)      6,888      (943)    2,895
Interest Income (expense), net.......       180       361          456          (4)       --      (207)
Other Income (expense), net..........       103      (232)          (4)     (1,271)   (1,074)   (1,215)
Loss on Sale of Real-time Business...   (15,160)       --           --          --        --        --
                                       --------   -------     --------     -------   -------   -------
Net income (loss) before income
  tax................................   (26,122)   (5,785)     (11,088)      5,613    (2,017)    1,473
Income tax expense (benefit).........        --        --           --       1,086    (1,560)      175
                                       --------   -------     --------     -------   -------   -------
Net income (loss) before cumulative
  effect of change in accounting
  principal..........................   (26,122)   (5,785)     (11,088)      4,527      (457)    1,298
Accumulative effect of change in
  accounting principal...............        --        --           --        (135)       --        --
                                       --------   -------     --------     -------   -------   -------
Net income (loss)....................  $(26,122)  $(5,785)    $(11,088)    $ 4,392   $  (457)  $ 1,298
Loss per share.......................     (4.32)     (.98)       (1.88)         --        --        --

---------------
(A) During fiscal year 1995, the Company changed its fiscal year end from June 30 to September 30.
(B) Coinciding with the sale of the Real-time Business to Concurrent on June 26, 1996, the Company elected to change its fiscal year end from September 30 to June 30.
(C) Calculations for fiscal years 1992 through 1994 are not presented because such periods predate the Company's becoming an independent entity.

     The following table sets forth certain selected historical financial data for the Company's Trusted Systems Division, which excludes the Company's corporate assets and liabilities not specifically identifiable to the division. The financial date for the fiscal year ended September 30, 1996 have been derived from audited financial statements of the Company for such period audited by KPMG Peat Marwick LLP. Financial data for the nine months ended June 30, 1996 and 1995 and for the fiscal years ended June 30, 1994 and 1993, has been derived from unaudited financial statements that include all adjustments that the Company considers necessary for a fair presentation of the financial data set forth therein, in accordance with generally accepted accounting principles. The financial data included herein may not necessarily reflect the results of operations of the Company in the future or what the results of operations of the Trusted Systems Division would have been had it been a separate, stand-alone entity during the periods covered.

                                                                           FISCAL YEAR ENDED
                                           NINE MONTHS ENDED      -----------------------------------
                                               JUNE 30,                                 JUNE 30,
                                          -------------------     SEPTEMBER 30,     -----------------
                                           1996        1995           1995           1994       1993
                                          -------     -------     -------------     ------     ------
                                                                (IN THOUSANDS)
Revenues................................  $ 7,269     $ 3,920        $ 4,817        $8,464     $5,974
Cost of sales...........................    4,589       2,473          3,140         3,842      2,992
                                          -------     -------        -------        ------     ------
Gross profit............................    2,680       1,447          1,677         4,622      2,982
Selling, general and administrative
  expenses..............................    6,670       2,713          3,999         3,677      2,467
Research and development................      930         586            835           816        698
Write-off Capitalized software..........    3,244          --             --            --         --
                                          -------     -------        -------        ------     ------
Operating income (loss).................   (8,164)     (1,582)        (3,157)          129       (183)
Interest income (expense), net..........      (21)         26             49            (1)        --
Other income, net.......................       --          --             --             7          5
Net income (loss) before income tax.....   (8,153)     (1,826)        (3,108)          135       (178)
Income tax expense (benefit)............       --          --             --            26       (137)
                                          -------     -------        -------        ------     ------
Net income (loss).......................  $(8,153)    $(1,826)       $(3,108)       $  109     $  (41)
                                          =======     =======        =======        ======     ======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. References to the Company's results of operations from October 7, 1994 are to the Company's Trusted Systems Division and, prior to such time, to the Company's network security business and operations as part of the Computer Systems Division of Harris Corporation. The following information should be read in conjunction with the financial statements of the Company's appearing elsewhere in this Report.

OVERVIEW

     The Company is a leading developer and marketer of commercial network security products designed to protect data on computer networks from unauthorized users. The Company began marketing its CX/SX secure operating system in 1989 and its LAN/SX secure networking software in 1990. In 1993, these products received a B1 rating from the NCSC, which qualified the products for a number of government and civilian applications and resulted in increased marketability of such products. Until the introduction of the CyberGuard Firewall during the first quarter of fiscal year 1995, the Company's sales were attributable exclusively to sales of its secure operating system and secure networking software on Night Hawk computer platforms, and largely to government customers. During fiscal year 1993 and 1994, the Company derived substantial revenues from two contracts: a multi-unit government contract with the British Ministry of Defense ("British MOD") and a secure operating system porting contract with IBM.

     In May 1995, in response to initial and anticipated market acceptance of the CyberGuard Firewall, the Company established a sales force separate from the sales force of its former Real-time Business to focus on the Company's network security products. At the same time, the Company began an aggressive expansion of indirect sales channels to market its products in the United States and internationally and since May 1995 has formed relationships with more than 30 VARs, distributors and manufacturers' representatives. As a result of these and other efforts since such time, which coincided with greater market acceptance of firewall products in general, sales of the Company's network security products have shown strong quarter-to-quarter increases. See "Quarterly Comparisons" below. However, given the Company's short operating history in the commercial network security market, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indicator of future performance. The Company intends to increase its marketing staff to promote its products and also to continue to invest a significant amount of resources in the continued development of the CyberGuard technologies, including software-only products that support other computer platforms and networks. The Company's planned levels of investment are based on an expectation of higher revenue from increased product sales. As a result, net income for a given period could be disproportionately affected by any reductions in sales.

     Prior to June 30, 1996, the Company's operations included the Real-time Business, which provided significant cash flows and certain economies of scale with respect to sales, general and administrative costs. Many of the Company's sales and administrative personnel and facilities were transferred to Concurrent in connection with the Real-time Sale. As a result, the Company expects to incur significant costs typically associated with new operating companies. The Company has entered into a Shared Services Agreement effective June 30, 1996 with Concurrent, which expires June 30, 1997, pursuant to which Concurrent will provide certain administrative and personnel-related services for the Company. The Company believes that it receives these services at costs equal to or below that which the Company would incur if the Company were to provide these services itself. Upon expiration of the Shared Services Agreement, the Company will be required to provide these services for itself, which may increase the Company's operating expenses. Also, the Company currently leases its office and development facilities from Concurrent at below-market rates. The lease terminates at the earlier of June 1997 or upon 90 days' written notice from Concurrent. Upon such termination the Company anticipates its lease costs to increase. The Company expects such additional costs to be offset in part by increased sales; however, there can be no assurance that such additional sales will be generated. The failure of the Company to increase sales sufficiently to offset these additional expenses would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company reported certain non-recurring charges in the nine months ended June 30, 1996. The Company incurred a loss of approximately $15.2 million on the sale of the Real-time Business (based on a market price of Concurrent Common Stock of $1.70 per share); approximately $3.2 million for the write-off of certain capitalized software; and approximately $1.0 million in additional expenses related to the Company's canceled public stock offering.

     In July 1996, the Company changed its fiscal year end to June. Accordingly, the information contained herein relating to the nine-month period ended June 30, 1996 represents the Company's 1996 fiscal year. Such period has been audited by the Company's independent auditors and the financial statements related thereto are attached to this Annual Report.

RESULTS OF OPERATIONS

  Quarterly Comparisons

     In May, 1995, the Company separated the operations of its trusted systems business into a separate Trusted Systems Division. The following table presents selected financial information for the Division for the three-month periods indicated. The information presented is derived from unaudited financial information of the Company that, in the opinion of management, reflects all adjustments necessary for a fair presentation of such data. Data for each quarter is not necessarily indicative of the results that may be expected for any other quarterly period or for the entire fiscal year.

                                                                THREE MONTHS ENDED
                                    --------------------------------------------------------------------------
                                    MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 29,   MARCH 30,   JUNE 30,
                                      1995        1995         1995            1995         1996        1996
                                    ---------   --------   -------------   ------------   ---------   --------
                                                                  (IN THOUSANDS)
Product revenues
  Domestic........................   $ 2,001     $  210       $   404        $    663      $ 1,494    $  1,433
  International...................       777        137           426           1,082          938       1,288
                                      ------      -----       -------         -------      -------     -------
Total product revenues............     2,778        347           830           1,745        2,432       2,721
Other/Services....................        66         84            67              80          138         153
                                      ------      -----       -------         -------      -------     -------
Total sales.......................     2,844        431           897           1,825        2,570       2,874
Cost of sales
  Product sales...................     1,636        328           635           1,084        1,739       1,604
  Other...........................        33         42            32              36           56          70
                                      ------      -----       -------         -------      -------     -------
Total cost of sales...............     1,669        370           667           1,120        1,795       1,674
                                      ------      -----       -------         -------      -------     -------
Gross profit......................     1,175         61           230             705          775       1,200
Operating expenses
  Research and development........       211        156           250             307          271         352
  Selling, general and
     administrative...............     1,382        834         1,285           1,602        1,728       3,340
Write off of capitalized
  software........................        --         --            --              --           --       3,244
                                      ------      -----       -------         -------      -------     -------
Total operating expenses..........     1,593        990         1,535           1,909        1,999       6,936
                                      ------      -----       -------         -------      -------     -------
Operating loss....................      (418)      (929)       (1,305)         (1,204)      (1,224)     (5,736)
Other income (expense)............         5         (4)           (1)             --          (21)         --
Interest income...................        11          8            23              13           13           6
                                      ------      -----       -------         -------      -------     -------
Net loss before income tax........      (402)      (925)       (1,283)         (1,191)      (1,232)     (5,730)
Income tax expense (benefit)......        --        173            --              --           --          --
                                      ------      -----       -------         -------      -------     -------
Net loss..........................   $  (402)    $ (325)      $(1,283)       $ (1,191)     $(1,232)   $ (5,730)
                                      ======      =====       =======         =======      =======     =======

  Nine-month Period Ended June 30, 1996 Compared to Nine-month Period Ended June 30, 1995

     Net Revenues. Net revenues consist primarily of Firewall Systems, Real-time Computer Systems, system integration and support services and sales relating to third party security products. Overall revenue increased by $1 million to $37.4 million for the nine months ended June 30, 1996 compared to the nine months ended June 30, 1995. This overall increase in net sales is attributable to an increase in firewall product sales for the Trusted Systems Division which offset lower sales for Real-time related products. Specifically, the Company shipped 184 turn-key firewall systems during the nine months ended June 30, 1996 compared to 72 units for the same period in 1995. Firewall and related security products revenues increased by 86% during the nine months ended June 30, 1996 when compared to the nine months ended June 30, 1995. The nine months ended June 30, 1995 included a $1.9 million sale (or 48% of total secure revenues) to one government related customer for 43 units; the nine months ended June 30, 1996 included sales to a single international customer of approximately $.6 million or 8% of total secure revenues. There were no sales in the year ended June 30, 1996 for more than five units to any one customer. The increase in product sales is the result of increased acceptance in the commercial marketplace for the CyberGuard Firewall. The Company also experienced a strong increase in sales leads during the nine months ended June 30, 1996 as several prominent periodicals and industry-based magazines rated the CyberGuard highly based upon their published testing results. During the nine months ended June 30, 1996, 71% of the Company's sales were to commercial customers, compared to 39% for the same period in 1995.

     Compared to the corresponding prior year period international secure product revenues increased $2.2 million to $3.3 million for the nine months ended June 30, 1996, and domestic sales increased $1.2 million to

$4.0 million. The domestic sales figure for the year ended September 30, 1995 includes $1.9 million in sales to one domestic customer.

     Gross Profit. The Company's overall gross profit increased $.6 million to $16.4 million for the ninth months ended June 30, 1996 from the nine months ended June 30, 1995. The Company's overall gross margin percentages remained constant at approximately 43.5% for both periods. The gross margin percentages for the CyberGuard and related security product sales remained constant at 37% for the nine months ended June 30, 1995 and 1996.

     Net Loss. The Company experienced a net loss of approximately $26.1 million for the nine-month period ended June 30, 1996, compared to a loss of $5.8 million for nine-month period ended June 30, 1995. The Company's operating expenses increased by $5.9 million from $21.7 million for the nine months ended June 30, 1995 to $27.6 million for the nine months ended June 30, 1996. The 1996 results include several significant non-recurring charges, including the write-off of approximately $3.2 million in previously capitalized software developments costs (see Note 18 to the accompanying consolidated financial statements) and a provision of approximately $1.0 million for costs associated with the Company's canceled secondary stock offering (see Note 23 to the accompanying consolidated financial statements). In addition to these one-time charges, the Company also recognized a loss of $15.2 million on the sale of the Real-time Business during the nine months ended June 30, 1996. The major components of this loss were the change, between the date that the Real-time Sale was approved by the Company and the transaction closing date, in the value of the Company's common stock issued by the Company to Concurrent; the transfer to Concurrent of $5.6 million-worth of capitalized software at a minimal cost to Concurrent, and approximately $2.7 million in transaction-related expenses. Reducing the June 30, 1996 net loss by these non-recurring charges results in an adjusted net loss of $6.7 million compared to $5.8 million for the same period in 1995. The increased net loss of $0.9 million for nine months ended June 30, 1996 is attributable to an increase in expenses to enhance the marketability of the CyberGuard Firewall and to increase its features and functionality. Additionally, the results for the nine-month period ended June 30, 1996 include costs associated with the product definition, technical feasibility study, and efforts related to the "porting" of the Company's Secure Unix Operating System to an Intel-based P.C. running a secure version of Unix. No similar expenses were incurred for the nine months ended June 30, 1995.

  Fiscal Year Ended September 30, 1995 Compared to Fiscal Year Ended June 30,
1994

     During fiscal year 1995, the Company operated both its Real-time Business (which has been sold to Concurrent) and the Trusted System Division, the operations of which are continued by the Company. During the fiscal year ended September 30, 1995, the Company's principal products were the Night Hawk real-time computer (the "real-time system"), the Power UX real-time operating systems as sold on Motorola's PowerPC 604 CPU boards or computers, the Night Hawk real-time computer as enhanced with either the Company's CX/SX or Power UX secure real-time operating system (the "trusted system"), the commercial CyberGuard Firewall product and maintenance and support of its installed computer systems.

     Net Sales, consolidated. During the year ended September 30, 1995, the Company's net sales decreased to $45.1 million for fiscal year 1995 from $64.6 million for fiscal year 1994. Net product sales for fiscal year 1995 were $31.2 million as compared to $50.1 million for fiscal year 1994. Fiscal year 1995 net sales attributable to real-time open systems were $26.4 million as compared to $37.0 million for fiscal year 1994. Management believes that approximately $5.7 million of the decrease in revenue from real-time open systems was the result of the implementation of the Company's income-recognition policies related to real-time systems that were ordered in fiscal year 1994 but, due to delays in receiving acceptable Motorola 88110 microprocessor chips, were not shipped until fiscal year 1995. During fiscal year 1995, the Company also experienced a slow down in real-time product sales due to the inability of IBM Corporation to complete a secondary cache chip critical to the Company's real-time product. Also, the Company was not successful in moving its real-time products to a more commercial focus and as such experienced the delays inherent in the government markets. Fiscal year 1995 net sales attributable to real-time proprietary systems, reflecting sales for replacement or add-on parts for the Company's installed base of proprietary systems, were $3.3 million as compared to $4.3 million for fiscal year 1994.

     Maintenance revenue decreased to $13.6 million for fiscal year 1995 from $14.5 million for fiscal year 1994. This decrease was principally a result of the shift in market demand to open systems. The Company's real-time open systems required less maintenance as compared to proprietary systems, and open systems could, in many cases, be serviced by the customers themselves. Maintenance revenues also declined as the Company's installed base of proprietary systems reached the end of its useful life.

     During fiscal year 1995, the Company's net product sales to agencies of the United States government and their prime contractors were $14.6 million and maintenance revenue was $8.4 million. During fiscal year 1994, the comparable net product sales were $25.7 million and the comparable maintenance revenue was $7.4 million.

     International net sales decreased to $11.9 million for fiscal year 1995 from $16.8 million for fiscal year 1994. This decrease is attributable principally to the completion during fiscal year 1994 of a trusted systems contract with a government contractor in the U.K., which had resulted in $4.9 million of revenue during fiscal year 1994.

     Net Sales, Trusted Systems Division. The Company retains the operations of its Trusted Systems Division following the June 1996 sale of the Real-time Business. The Division's net sales decreased to $4.8 million for fiscal year 1995 compared to $8.5 million for fiscal year 1994. Sales in fiscal year 1994 included $5.4 million in sales of the Company's secure operating system to the British MOD for a single project involving the deployment of secure office automation systems and $1.6 million in sales of the Company's secure operating system to IBM. Sales in fiscal year 1995 included sales of $1.9 million (or 39% of total sales) to a government-related customer and sales of approximately $0.7 million (or 14% of total sales) related to porting the Company's secure operating system to Groupe Bull S.A.'s Escala workstation. Sales of CyberGuard Firewalls, introduced during the first quarter of fiscal year 1995, represented $2.5 million in sales (including sales of $1.9 million to the government-related customer). During the fiscal year ended September 30, 1995, sales to customers in commercial markets accounted for 42% of the Division's sales.

     For the Company's Trusted Systems Division, overall domestic sales were $3.3 million and $3.0 million for the fiscal years 1995 and 1994, respectively. International sales decreased $3.9 million to $1.5 million for fiscal year 1995. The higher international sales for fiscal year 1994 were attributable to the contract with the British MOD for sales of the Company's secure operating system. International sales in fiscal year 1995 related primarily to sales of the CyberGuard Firewall. International sales represented approximately 31% of total sales, compared to approximately 64% in fiscal year 1994; the decrease is attributable to the British MOD contract that ended during fiscal year 1994.

     Gross Margin, consolidated. Gross margin for sales and rentals decreased to 40.5% in fiscal year 1995 from 54.4% in fiscal year 1994 as a result of decreased sales of Night Hawk Series computers and $2.4 million of inventory reserve taken. Service and maintenance gross margins increased to 48.2% from 42.1% as a result of decrease in expenses as the product mix of service moves more to the open system Night Hawk computer. Open systems are generally more reliable and therefore require less service. International maintenance revenue increased, which also resulted in improved gross margins.

     Gross Margin, Trusted Systems Division. The Company's gross profit for its Trusted Systems Division decreased $2.9 million to $1.7 million in fiscal year 1995. The corresponding gross margin decreased to 34.8% for fiscal year 1995 from 54.6% for fiscal year 1994. This decrease is the result of lower sales and significantly lower profit margins for commercial CyberGuard Firewalls when compared to sales of secure operating systems and secure networking software installed separately as an added feature on real-time-oriented computer systems.

     Indirect Expenses. Research, development, marketing, administrative and general expenses for fiscal year 1995 increased by $4.4 million as the Company invested to introduce its trusted product in the commercial market. The Company also booked a reserve of $1.3 million for a shipment made to Lukon, a Russian corporation, and the Company's joint venture partner. The Company is currently working on a payment plan with Lukon.

     Net Income (Loss), consolidated. Net loss for fiscal year 1995 was $11.1 million compared to a profit of $4.4 million for fiscal year 1994. The decrease was principally the result of the decrease in revenue experienced during fiscal year 1995. Additions to the reserves for inventory and doubtful accounts accounted for $4.0 million of the loss. See "Fiscal Year Ended June 30, 1995 Compared to Fiscal Year Ended June 30, 1994 -- Net Sales." The Company received interest income of $0.5 million on its cash and marketable securities compared to a slight charge for fiscal year 1994. The Company paid no income taxes during fiscal year 1995 and is currently operating with a tax loss carry forward in all of its operations.

     Net Income, Trusted Systems Division The Company experienced a net loss of $3.1 million for fiscal year 1995, compared to net income of $0.1 million for fiscal year 1994. The net loss is the result of lower product sales and gross margins and increased operating expenses incurred to establish sales and marketing programs for the commercial introduction of the CyberGuard Firewall.

     Change in Fiscal Year. The Company changed its fiscal year end from June 30 to September 30 effective the year beginning October 1, 1994. Revenue for the three months ending September 30, 1994 was $7.7 million. Sales were lower than expected due in part to the protracted nature of the spin-off from Harris Corporation and its effects on product sales focus by management. The loss after tax for the period was $7.6 million compared to a profit of $375,000 for the quarter ending September 30, 1993. The loss for the period was impacted by a $1.3 million charge for restructuring, $2.5 million pre-tax and $2.4 million of after-tax charges for expenses relating to the spin-off from Harris Corporation and a $1.7 million charge in connection with the repatriation of cash from the Company's German subsidiary.

  Fiscal Year Ended June 30, 1994 Compared to Fiscal Year Ended June 30, 1993

     During fiscal year 1993 and 1994, the Company's trusted business did not operate as a separate Trusted Systems Division; rather, the Company's trusted operations were carried out as part of the Company's overall Real-time Business. The Trusted Systems Division was created in April 1995. However, because the Company continues the operation of the Trusted Systems Business, certain information relating to such business is described in the following paragraphs.

     Net Sales, consolidated Net sales increased to $64.6 million for fiscal year 1994 from $55.5 million for fiscal year 1993. During fiscal year 1994, net product sales were $50.1 million as compared to $39.4 million for fiscal year 1993. Fiscal year 1994 net sales attributable to real-time open systems were $37.0 million as compared to $29.0 million for fiscal year 1993. The increase in revenue from real-time open systems was the result of the delayed completion and delivery of 5800 Series computers ordered by customers in fiscal year 1993 but shipped in fiscal year 1994 as described above. Fiscal year 1994 net sales attributable to real-time proprietary systems, reflecting sales for replacement or add-on parts for the Company's installed base of proprietary systems, were $4.3 million as compared to $4.2 million for fiscal year 1993.

     Maintenance revenue decreased to $14.5 million for fiscal year 1994 from $16.1 million for fiscal year 1993. This decrease was principally a result of the continuing shift in market demand to open systems, which require less maintenance and support as compared to proprietary systems. Maintenance revenues are also declining as the Company's installed base of proprietary systems reaches the end of its useful life.

     During fiscal year 1994, the Company's net product sales to agencies of the United States government and their prime contractors were $25.7 million and maintenance revenue was $7.4 million. During fiscal year 1993, the comparable net product sales were $15.4 million and the comparable maintenance revenue was $8.6 million. During fiscal year 1994, the Company's net product sales to the United States Department of Defense or to other contractors for integration into systems for the Department of Defense were $13.9 million and maintenance revenue was $2.5 million. During fiscal year 1993, the comparable Department of Defense net product sales were $1.0 million and maintenance revenue was $3.2 million. The increase stems in part from the completion and delivery of the 5800 Series computers ordered in fiscal year 1993 but shipped in fiscal year 1994. Also, the Company increased its sales of trusted products as a result of the NCSC B1-level certification of these products.

     Net Sales, trusted systems.   Net sales for the Company's trusted business
increased to $8.5 million for fiscal year 1994 from $6.0 million for fiscal year 1993. Sales in fiscal years 1994 and 1993 precede the introduction of the CyberGuard Firewall and are primarily attributable to the contract with the British MOD ($5.4 million and $4.3 million in fiscal years 1994 and 1993, respectively) and the contract with IBM ($1.6 million and $1.0 million in fiscal years 1994 and 1993, respectively). Sales to domestic customers increased to $3.0 million from approximately $1.6 million in fiscal year 1993. During fiscal year 1994, the NCSC rated the Company's secure operating system and networking software at a B1 level, which contributed in large part to the increase in sales. The Company's contract with IBM accounted for approximately $0.6 million of the increase in domestic sales. International sales increased to $5.4 million from $4.3 million as product shipments increased to complete the British MOD contract.

     Gross Margin, consolidated. Gross margin for sales and rentals increased to 54.4% in fiscal year 1994 from 48.7% in fiscal year 1993 as a result of increased sales of Night Hawk 5800 Series computers having higher gross margins. The Company believes this increase in gross margin is an aberration that arose from the delays until 1994 of recognizing revenues from sales of 5800 Series computers ordered in fiscal year 1993 but shipped in fiscal year 1994. See
"-- Fiscal Year Ended June 30, 1994 Compared to Fiscal Year Ended June 30,
1993 -- Net Sales, above." Historically, the Company's gross margins had been relatively stable, primarily because the Company and its competitors priced their products based on product characteristics and service and not through discounting or other pricing policies. Service and maintenance gross margins increased to 42.1% from 40.1% as a result of decreased start up expenses for the Night Hawk 5800 Series computers.

     Gross Margin, trusted system. Gross profit for trusted systems increased $1.6 million from approximately $3.0 million in fiscal year 1993 to $4.6 million in fiscal year 1994. Gross margin increased to 54.6% from 49.9% as a result of increased sales. The increase in gross margin is also attributable to the initial contract start-up expenses for the IBM and British MOD contracts that were incurred during fiscal year 1993.

     Net Income (Loss). Net income for fiscal year 1994 increased to $4.4 million from a loss of $0.5 million for fiscal year 1993. Fiscal year 1994 operating profit attributable to domestic operations increased to $3.8 million from a loss of $2.3 million in fiscal year 1993. The increase was principally the result of recognizing revenue during fiscal year 1994 from upgrades of the Company's real-time computers that were ordered in fiscal year 1993. Management believes that operating profit attributable to domestic operations would have increased to break even in fiscal year 1993 but for such recognition of revenue. The increase in net income is also due to an increase in operating profit attributable to European operations of $1.0 million for fiscal year 1994 from $0.3 million for fiscal year 1993. That increase is the result of increasing product revenues and decreasing costs relating to European operations. The increase in profitability also offset a decrease in tax benefit of $2.6 million from fiscal year 1993 to fiscal year 1994.

     The fiscal year 1994 results include a $135,000 after-tax adjustment reflecting Harris Corporation's adoption of Statement of Financial Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

     The Company has not incurred any substantial expense for interest during any of the periods under consideration. Interest expense results from direct borrowings of the business. See "Liquidity and Capital Resources".

     Net Income, trusted systems. Total indirect expenses attributed to trusted systems increased $1.3 million to $4.5 million for fiscal year 1994 from $3.2 million for fiscal year 1993. Selling, general and administrative expenses increased $1.2 million to $3.7 million for fiscal year 1994 as the Company marketed its certified product to government agencies and prime contractors around the world. The increase in sales offset by an increase in selling, general and administrative expenses increased net income to $0.1 million from a net loss of $41,000 in fiscal year 1993.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's historical uses of cash have been to fund net losses from operations, machinery and equipment acquisitions and software development costs. Capital expenditures for the nine-month period ended

June 30, 1996 and the fiscal year ended September 30, 1995 were $1.8 million and $1.9 million respectively. Software development costs were $3.7 million and $2.3 million, respectively, during the respective periods. Cash expenditures relating to the Real-time Sale were $2.8 million, and expenditures related to the Company's proposed public offering, which was canceled in August 1996, were approximately $1 million.

     Prior to the Real-time Sale, the Company funded its cash requirements from its working capital and cash flow provided from its Real-time Business. Subsequent to the Real-time Sale, the company sold substantially all its investment in the common stock of Concurrent. The funds provided from this stock sale were used to pay off the Company's existing balance of approximately $3.3 million on its line of credit, and to provide the necessary working capital to support the operations of the Company.

     The Company anticipates certain one-time expenditures approximating $0.3 million for leasehold improvements and related expenses as the Company relocates to a new facility prior to June 1997. Leasehold expense and general and administrative expenses also may increase upon the termination of a shared services agreement with Concurrent.

     The future liquidity of the Company will be affected by numerous factors, including sales volumes, gross margins, the levels of selling, general and administrative expenses required to fully implement product sales to commercial customers, levels of required capital expenditures and access to external sources of financing. The Company expects expenditures to increase commensurate with increased development and marketing of CyberGuard Firewalls and other network security products. The Company may elect to sell the preferred stock of Concurrent that the Company received in the Real-time Sale. The timing of such sale and the price at which such stock may be sold may be affected by other factors beyond the Company's control, such as the absence of a trading market of such stock, the value of the underlying Concurrent common stock, and changes in the business, operations or prospects of Concurrent. The Company may also elect to renew its line of credit by pledging certain current assets as collateral for the line. Additionally, the Company may seek additional equity financing in the future to support expansion plans or acquisition of key technologies.

     If adequate funds are not available, the Company may be required to curtail certain activities, including product development, marketing and sales activities. There can be no assurance that additional financing will be available to the Company on acceptable terms.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following items are attached and incorporated into this Item 8.

Report of Independent Certified Public Accountants....................................   F-1
Independent Auditors' Report..........................................................   F-2
Consolidated Balance Sheets as of June 30, 1996 and September 30, 1995................   F-3
Consolidated Statements of Operations for the Nine-month period ended June 30, 1996, the year ended September 30, 1995, the Three-month period ended September 30, 1994
  and the year ended June 30, 1994....................................................   F-4
Statement of Cash Flows for the Nine-month period ended June 30, 1996, the year ended
  September 30, 1995, the Three-month period ended September 30, 1994 and the year
  ended June 30, 1994.................................................................   F-5
Consolidated Statements of Shareholders' Equity.......................................   F-6
Notes to Financial Statements.........................................................   F-7

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information required by this item is contained in part under the caption "Executive Officers" in PART I hereof, and the remainder will be contained in the Company's Proxy Statement for the Company's Annual Meeting of Stockholders expected to be mailed to stockholders on or before October 28, 1996.

     Officers are selected on an annual basis and serve at the discretion of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item will be contained in the Company's 1996 Proxy Statement and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be contained in the Company's 1996 Proxy Statement and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be contained in the Company's 1996 Proxy Statement and is incorporated herein by this reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. and 2. The Financial Statements filed as part of this report are listed separately in the index to Financial Statements beginning on page F-1 of this report.

     (b) The Company filed an 8-K on April 10, 1996 reporting in Item 5 therein a description of the Company's then proposed transaction with Concurrent Computer Corporation.

     The Company filed an 8-K/A on June 23, 1996, amending the Company's 8-K dated April 10, 1996, reporting in Item 5 therein the following:

          Harris Computer Systems Corporation and Subsidiaries Pro Forma Condensed Consolidated Statement of Operations Six Months Ended March 30, 1996

          Harris Computer Systems Corporation and Subsidiaries Pro Forma Condensed Consolidated Statement of Operations Year Ended September 30, 1995

          Harris Computer Systems Corporation and Subsidiaries Notes to Pro Forma Condensed Consolidated Statements of Operations

          Harris Computer Systems Corporation and Subsidiaries Pro Forma Condensed Consolidated Balance Sheet March 30, 1996

          Harris Computer Systems Corporation and Subsidiaries Notes to Pro Forma Condensed Consolidated Balance Sheet

          Audited Consolidated Financial Statements of Concurrent Computer Corporation, and Notes, thereto, for the years ended June 30, 1995, 1994 and 1993.

          Concurrent Computer Corporation's Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal years ended June 30, 1995, 1994 and 1993.

          Unaudited Consolidated Financial Statements of Concurrent Computer Corporation, and Notes thereto, at March 31, 1996 and for the three-month and the nine month periods then ended.

          Concurrent Computer Corporation's Management's Discussion and Analysis of Financial Condition and Results of Operations for the three-month and the nine-month periods ended March 31, 1996 and 1995.

          Pro Forma Condensed Consolidated Financial Statements of Concurrent Computer Corporation for the year ended June 30, 1995 and nine-month period ended March 31, 1996.

     The following exhibits are included in this Report.

EXHIBIT
NUMBER                                       EXHIBIT DESCRIPTION
------       -----------------------------------------------------------------------------------
  2.01   --  Restated Purchase and Sale Agreement between Concurrent Computer Corporation and the Company dated May 23, 1996*
  3.01   --  Articles of Incorporation of the Company, as amended
  3.02   --  Bylaws of the Company**
  4.01   --  Form of Common Stock Certificate*****
  4.02   --  Form of Stockholder Rights Plan**
  4.04   --  Form of Share Holding Agreement between Concurrent Computer Corporation and the
             Company*****
 10.01   --  Employment Agreement dated March 5, 1996 between the Company and Robert L. Carberry
 10.02   --  Employment Agreement dated July 1, 1996 between the Company and Patrick O. Wheeler
 10.03   --  Employment Agreement dated May 28, 1996 between the Company and Frank Gelbart
 10.04   --  Employment Agreement dated July 1, 1996 between the Company and Katherine K.
             Hutchison
 10.05   --  Employment Agreement dated July 1, 1996 between the Company and Rick A. Siebenaler
 10.06   --  Employment Agreement dated October 1, 1994 between the Company and Bradley C.
             Lesher****
 10.07   --  Employment Agreement dated March 1, 1996 between the Company and Brian Foremny
 10.08   --  Joint Development and Marketing Agreement between the Company and Information
             Resource Engineering, Inc.
 10.09   --  Employee Stock Incentive Plan*******
 10.10   --  Amendment to Employee Stock Incentive Plan********
 10.11   --  Employee Savings Plan******
 16.01   --  Letter addressed to the Securities and Exchange Commission from Ernst & Young LLP regarding the change in certifying accountant***
 23.01   --  Consent of KPMG Peat Marwick LLP, Independent Certified Public Accountants
 23.02   --  Consent of Ernst & Young LLP, Independent Certified Public Accountants
 27.01   --  Financial Data Schedule (for SEC use only)

---------------

        * Incorporated by reference to Annex A of the Registrant's Definitive Proxy Statement as filed with the Commission on May 24, 1996
       ** Filed with Post-Effective Amendment No. 1 to the Company's
          Registration Statement on Form 10, dated September 29, 1994, File No. 0-24544 and incorporated herein by reference.
      *** Filed with the Company's Current Report on Form 8-K dated November 11,
          1994 and incorporated herein by reference.
     **** Filed with the Company's Quarterly Report on Form 10-Q for the period ending December 30, 1994 and incorporated herein by reference.
    ***** Filed with the Company's Registration Statement on Form S-3 dated May
          23, 1996 (File No. 333-04407) and incorporated herein by reference. ****** Incorporated by reference from Exhibit 4.1 to the Company's
          Registration Statement on Form S-8 (Commission File Number 33-88446) filed on January 13, 1995.
  ******* Incorporated by reference from Exhibit 4.1 to the Company's
          Registration Statement on Form S-8 (Commission File Number 33-88448) filed on January 13, 1995.

 ******** Incorporated by reference to Annex E of the Registrant's Definitive
          Proxy Statement as filed with the Commission on May 24, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                          CYBERGUARD CORPORATION

                                          By:    /s/  ROBERT L. CARBERRY
                                            ------------------------------------
                                                     Robert L. Carberry
                                               Chairman, President and Chief
                                                      Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                TITLE                     DATE
---------------------------------------------   ---------------------------   -------------------
              /s/  ROBERT L. CARBERRY           Chairman, President and           October 1, 1996
---------------------------------------------     Chief Executive Officer
             Robert L. Carberry                   and Director (Principal
                                                  Executive Officer)

              /s/  PATRICK O. WHEELER           Vice President Finance and        October 1, 1996
---------------------------------------------     Chief Financial Officer
             Patrick O. Wheeler                   (Principal Financial and
                                                  Principal Accounting
                                                  Officer)

                  /s/  BRIAN FOREMNY            Secretary, General Counsel        October 1, 1996
---------------------------------------------     and Director
                Brian Foremny

                /s/  C. SHELTON JAMES           Director                          October 1, 1996
---------------------------------------------
              C. Shelton James

              /s/  MICHAEL F. MAGUIRE           Director                          October 1, 1996
---------------------------------------------
             Michael F. Maguire

           /s/  RICHARD P. RIFENBURGH           Director                          October 1, 1996
---------------------------------------------
            Richard P. Rifenburgh

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of Harris Corporation:

     We have audited the accompanying consolidated statements of operations and cash flows of Harris Computer Systems Business for the period ended June 30, 1994. These financial statements are the responsibility of the Business' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Harris Computer Systems Business for the year ended June 30, 1994 in conformity with generally accepted accounting principles.

     As discussed in Note 14 to the financial statements, effective July 1, 1993 the Business changed its method of accounting for postretirement benefits other than pensions.

                                          ERNST & YOUNG LLP

Orlando, Florida
July 13, 1994

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
CyberGuard Corporation and subsidiaries:

     We have audited the accompanying consolidated balance sheets of CyberGuard Corporation and subsidiaries, formerly Harris Computer Systems Corporation and subsidiaries, as of June 30, 1996 and September 30, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the nine months ended June 30, 1996, the year ended September 30, 1995 and the three months ended September 30, 1994. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CyberGuard Corporation and subsidiaries as of June 30, 1996 and September 30, 1995, and the results of their operations and their cash flows for the nine months ended June 30, 1996, the year ended September 30, 1995 and the three months ended September 30, 1994 in conformity with generally accepted accounting principles.

                                            KPMG Peat Marwick LLP

September 11, 1996

                    CYBERGUARD CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                        JUNE 30,   SEPTEMBER 30,
                                                                          1996         1995
                                                                        --------   -------------
                                                                         (DOLLARS IN THOUSANDS,
                                                                           EXCEPT SHARE DATA
                                             ASSETS
Cash and cash equivalents.............................................     3,617     $   8,265
Accounts and notes receivable, less allowance for uncollectible accounts of $318 and $1,513 at June 30, 1996 and September 30, 1995,
  respectively
  (Note 11)...........................................................     3,668         9,994
Inventories (Note 9)..................................................       134         9,080
Prepaid expenses......................................................       565           530
Securities available for sale (Note 1)................................    13,600            --
                                                                        --------      --------
          Total current assets........................................    21,584        27,869
Machinery and equipment, net (Note 11)................................     1,152         5,947
Capitalized computer software development costs, less accumulated
  amortization of $6,870 at September 30, 1995 (Note 3 and 18)........        --         6,734
Investment in Concurrent preferred stock (Note 1).....................     3,853            --
Non-compete Agreement (Note 17).......................................     1,120            --
Other assets..........................................................         3           881
                                                                        --------      --------
          Total assets................................................  $ 27,712     $  41,431
                                                                        ========      ========
                              LIABILITIES AND SHAREHOLDERS EQUITY
Accounts payable......................................................        --         3,493
Deferred revenue......................................................        44           401
Accrued expenses (Note 10)............................................     6,223         5,441
Loan payable (Note 5).................................................     3,200            --
                                                                        --------      --------
          Total current liabilities...................................     9,467         9,335
          Total liabilities...........................................     9,467         9,335
Shareholders' equity (Note 13)
  Common stock par value $0.01 authorized 20,000,000 shares; issued and outstanding 6,709,371 shares and 5,911,437 shares at June 30,
     1996 and September 30, 1995, respectively........................        67            59
  Additional paid in capital..........................................    56,152        43,662
  Accumulated deficit.................................................   (37,210)      (11,088)
  Cumulative translation adjustment...................................      (764)         (537)
                                                                        --------      --------
          Total shareholders' equity..................................    18,245        32,096
                                                                        --------      --------
          Total liabilities and shareholders' equity..................  $ 27,712     $  41,431
                                                                        ========      ========

        See notes to the accompanying consolidated financial statements

                    CYBERGUARD CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 NINE MONTHS                   THREE MONTHS
                                                    ENDED       YEAR ENDED         ENDED       YEAR ENDED
                                                  JUNE 30,     SEPTEMBER 30,   SEPTEMBER 30,    JUNE 30,
                                                    1996           1995            1994           1994
                                                 -----------   -------------   -------------   ----------
                                                        (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Sales
  Equipment....................................  $   24,958     $    31,184     $     4,242     $ 50,146
  Services.....................................      12,453          13,927           3,506       14,494
                                                 ----------      ----------      ----------      -------
                                                     37,411          45,111           7,748       64,640
Cost of sales
  Equipment....................................      13,360          18,550           3,443       22,842
  Services.....................................       7,662           7,214           2,023        8,394
                                                 ----------      ----------      ----------      -------
                                                     21,022          25,764           5,466       31,236
Gross income...................................      16,389          19,347           2,282       33,404
Operating expenses
  Research and development.....................       5,360           7,903           1,517        6,725
  Selling, general and administrative..........      18,021          22,984           4,836       19,791
  Write-off of capitalized computer software
     development costs (Note 18)...............       3,244              --              --           --
  Costs relating to canceled secondary offering
     (Note 23).................................       1,009              --              --           --
  Restructuring (Note 6).......................          --              --           1,256           --
                                                 ----------      ----------      ----------      -------
          Total other operating expenses.......      27,634          30,887           7,609       26,516
                                                 ----------      ----------      ----------      -------
Operating income (loss)........................     (11,245 )       (11,540)         (5,327)       6,888
Harris Corporate expense allocation............          --              --              --       (1,324)
Transaction costs relating to spin off (Note
  6)...........................................          --              --          (2,500)          --
Interest income (expense), net.................         180             456             (69)          (4)
Other income (expense), net....................         103              (4)            (72)          53
Loss on sale of Real-Time Business (Note 1)....     (15,160 )            --              --           --
                                                 ----------      ----------      ----------      -------
                                                    (14,877 )           452          (2,641)      (1,275)
Net income (loss) before income tax provision
  (benefit) and cumulative effect of change in
  accounting principle.........................     (26,122 )       (11,088)         (7,968)       5,613
Income tax provision (benefit).................          --              --            (378)       1,086
                                                 ----------      ----------      ----------      -------
Net income (loss) before cumulative effect of
  change in accounting principle...............     (26,122 )       (11,088)         (7,590)       4,527
Cumulative effect of change in accounting
  principle (Note 15)..........................          --              --              --         (135)
                                                 ----------      ----------      ----------      -------
Net income (loss)..............................  $  (26,122 )   $   (11,088)    $    (7,590)    $  4,392
                                                 ==========      ==========      ==========      =======
Loss per common share..........................  $    (4.32 )   $     (1.88)    $     (1.28)
                                                 ==========      ==========      ==========
Weighted average number of shares
  outstanding..................................   6,046,182       5,911,437       5,911,437
                                                 ==========      ==========      ==========

        See notes to the accompanying consolidated financial statements.

                    CYBERGUARD CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                THREE MONTHS
                                                 NINE MONTHS    YEAR ENDED         ENDED        YEAR ENDED
                                                 ENDED JUNE    SEPTEMBER 30,   SEPTEMBER 30,     JUNE 30,
                                                  30, 1996         1995             1994           1994
                                                 -----------   -------------   --------------   ----------
                                                                  (DOLLARS IN THOUSANDS)
Cash flows from operating activities
  Net income (loss)............................   $ (26,122)     $ (11,088)       $ (7,590)      $  4,392
  Adjustment to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation..............................       2,121          3,446           1,134          3,223
     Amortization..............................       1,735          1,305             326          1,396
     Compensation and benefits.................         500             --              --           (309)
     Write-off of capitalized software
       development costs.......................       3,244             --              --             --
     Loss on sale of Real-Time Computing
       Business (Non-cash).....................      12,490             --              --             --
     Changes in assets and liabilities, net of
       effect of sale of Real-time Computing
       Business Receivables....................      (3,569)         1,393          12,333         (4,122)
       Due from Harris Corporation.............          --          6,369          (6,369)            --
       Inventories.............................       3,537          4,998            (863)        (1,370)
       Accounts payable........................      (2,049)        (1,201)          2,142         (1,654)
       Accrued expenses........................       2,675         (1,051)          1,502            334
       Deferred revenue........................         392           (383)           (344)        (4,044)
       Deferred income taxes...................          --           (166)         (1,075)            28
       Prepaid expenses and other assets.......        (265)           827            (510)            --
       Other...................................        (227)           391             257         (1,819)
                                                   --------       --------         -------        -------
Net cash provided (used) by operating
  activities...................................      (5,538)         4,840             943         (3,945)
                                                   --------       --------         -------        -------
Cash flows from investing activities
  Additions to machinery and equipment.........      (1,818)        (1,900)         (1,151)        (3,336)
  Cash included with sale of Real-Time
     Computing Business........................        (420)            --              --             --
  Software development costs -- capitalized....      (3,688)        (2,324)           (569)        (2,780)
                                                   --------       --------         -------        -------
Net cash used by investing activities..........      (5,926)        (4,224)         (1,720)        (6,116)
                                                   --------       --------         -------        -------
Cash flows from financing activities
  Proceeds from short term borrowings..........       3,200             --              --             --
  Proceeds from sale of Concurrent stock.......       3,400             --              --             --
  Equity contributions.........................         216             --              --         18,484
                                                   --------       --------         -------        -------
Net cash provided by financing activities......       6,816             --              --       $ 18,484
                                                   --------       --------         -------        -------
Net increase (decrease) in cash and cash
  equivalents..................................      (4,648)           616            (777)         8,423
                                                   --------       --------         -------        -------
Cash and cash equivalents at beginning of the
  period.......................................       8,265          7,649           8,426              3
                                                   --------       --------         -------        -------
Cash and cash equivalents at end of the
  period.......................................   $   3,617      $   8,265        $  7,649       $  8,426
                                                   ========       ========         =======        =======
Supplemental cash flow disclosure:
  Interest paid................................   $       5      $      --        $     --       $  1,613
                                                   ========       ========         =======        =======

        See notes to the accompanying consolidated financial statements.

                    CYBERGUARD CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   COMMON STOCK $.01                                                NET
                                          PAR           ADDITIONAL                 CUMULATIVE    INVESTMENT
                                   ------------------    PAID IN     ACCUMULATED   TRANSLATION   BY FORMER
                                    SHARES     AMOUNT    CAPITAL       DEFICIT     ADJUSTMENT      PARENT      TOTAL
                                   ---------   ------   ----------   -----------   -----------   ----------   -------
                                                       (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Balance June 30, 1994............         --      --          --            --        (1,185)       51,311     50,126
Net loss to distribution date
  (Note 1).......................         --      --          --            --            --        (7,590)    (7,590)
Issuance of common stock to
  Harris stockholders............  5,911,437    $ 59      43,662            --            --       (43,721)        --
Translation adjustments..........         --      --          --            --           257            --        257
                                   ---------     ---     -------      --------       -------      --------    --------
Balance September 30, 1994.......  5,911,437    $ 59      43,662            --          (928)           --     42,793
Net loss.........................         --      --          --       (11,088)           --            --    (11,088)
Translation adjustments..........         --      --          --            --           391            --        391
                                   ---------     ---     -------      --------       -------      --------    --------
Balance September 30, 1995.......  5,911,437    $ 59      43,662       (11,088)         (537)           --     32,096
Net loss.........................                                      (26,122)                               (26,122)
Translation adjustments..........         --      --          --            --          (227)           --       (227)
Issuance of common stock relating
  to the sale of the Real-Time
  Computing Business.............    683,178       7      11,778            --            --            --     11,785
Issuance of common stock,
  other..........................    114,756       1         712            --            --            --        713
                                   ---------     ---     -------      --------       -------      --------    --------
Balance June 30, 1996............  6,709,371    $ 67      56,152       (37,210)         (764)           --     18,245
                                   =========     ===     =======      ========       =======      ========    ========

        See notes to the accompanying consolidated financial statements.

                    CYBERGUARD CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(1)  BACKGROUND

     CyberGuard Corporation and Subsidiaries (the "Company"), formerly Harris Computer Systems Corporation and Subsidiaries, became an independent company effective September 29, 1994 (the "Distribution Date") when Harris Corporation ("Former Parent") spun off its Computer Systems Division. In connection with the spin-off, one share of the Company's common stock, together with the associated preferred stock purchase rights (Note 13), was issued for every twenty shares of Harris Corporation common stock, outstanding to shareholders of record on October 7, 1994. The terms of the spin-off resulted in net assets of $43,721 being transferred from Harris Corporation to the Company. The Company has two divisions, one which develops real-time computer systems, and another that develops multi-level secure computer systems, solutions and software for commercial and government markets.

     On March 26, 1996, the Company and Concurrent Computer Corporation ("Concurrent") signed a Purchase and Sale Agreement effective as of that date and amended and restated as of May 23, 1996 ("Agreement"). This Agreement was approved by the shareholders of both companies on June 27, 1996 and the transaction was closed effective June 30, 1996 . Under the Agreement, the Company sold the net assets of its Real-Time computing business with a book value of $21,561 and issued 683,178 shares of its common stock valued at $11,785 to Concurrent (the "Transaction") in exchange for (i) 10 million newly issued shares of Concurrent common stock, par value $0.01 per share valued at $17,000, and (ii) convertible exchangeable preferred stock of Concurrent paying a 9% cumulative annual dividend quarterly in arrears with a liquidation preference of approximately $6,264. The Preferred Stock is redeemable by Concurrent when the current market price of Concurrent common stock exceeds $3.75, and is mandatorily redeemable on June 27, 2006, at the liquidation preference plus accrued and accumulated unpaid dividends. The Preferred Stock is reflected at its estimated market value of $3,853 which was calculated using a discount rate of 14% and assuming that no dividends will be paid until the mandatory redemption date.

     The Company has recorded a loss of $15,160 as a result of the sale of the Real-time computing business, including transaction costs of approximately $2,667. Immediately following the Real-time sale, the Company sold 2,000,000 shares of the Concurrent common stock for $3,400.

(2)  LIQUIDITY

     The Company's historical uses of cash have been to fund net losses from operations, machinery and equipment acquisitions and software development costs. Capital expenditures for the nine months ended June 30, 1996 and for the fiscal year ended September 30, 1995 were $1.8 million and $1.9 million respectively. Software development costs were $3.7 million and $2.3 million respectively for the same periods.

     Prior to the Transaction, the Company funded its cash requirements from its working capital and cash flow provided from the Real-Time business. The Company sold substantially all its investment in the common stock of Concurrent and has used the funds provided from this stock sale to pay off its existing line of credit, and to establish the necessary support working capital to support the operations. (See Note 23 for further details).

     The future liquidity of the Company will be affected by numerous factors, including sales volumes, gross margins, the levels of selling, general and administrate expenses required to fully implement product sales to commercial customers, and access to external sources of financing. The Company may elect to sell the preferred stock of Concurrent that the Company received in the Transaction. The timing of such sale and the price at which such stock may be sold may be affected by other factors beyond the Company's control, such as the absence of a trading market of such stock, the value underlying Concurrent common stock, and changes in the business, operations or prospects of Concurrent. If the Company determines that additional funding is

                    CYBERGUARD CORPORATION AND SUBSIDIARIES
required to support its on-going or strategic requirements, it may elect to renew its line of credit by pledging certain assets as collateral.

     Although there can be no assurance that external sources of financing will be available or that, if available, such financing will be on acceptable terms, the Company believes that such funding should be available if required.

(3)  SIGNIFICANT ACCOUNTING POLICIES

     Consolidation -- For periods prior to the spin-off, the financial statements include the historical accounts and operations of the former Parent divisions (Harris Computer Systems Business) that now comprise CyberGuard. Corporate expense allocations charged by Former Parent were based on a percentage of the CyberGuard net sales. Interest expense was provided on direct borrowings of CyberGuard. Interest expense of the Former Parent was not allocated to CyberGuard. It is not practicable to estimate what the net investment by Former Parent would have been if CyberGuard had operated as an unaffiliated entity. In the opinion of management, the allocation methods used were reasonable.

     The consolidated financial statements subsequent to the Distribution Date include those of CyberGuard Corporation and its wholly-owned subsidiaries. All intercompany transactions between entities have been eliminated.

     Inventories -- Inventories are carried at the lower of cost, determined by the First-In-First-Out (FIFO) method, or market.

     Machinery and Equipment -- Machinery and equipment is carried on the basis of cost. Depreciation is computed by the straight-line method using the estimated useful lives of the assets.

     Software Development Costs -- The Company capitalizes costs related to the development of certain software products. Capitalization begins when technological feasibility has been established and ends when the product is available for general release to customers. Software development costs incurred prior to technological feasibility are considered research and development costs and are expensed as incurred. Capitalized costs are amortized as the greater of the amount computed using the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product or the straight-line method over five years. Software development costs capitalized were $3,688 in 1996, $2,324 in 1995, $569 for the three months ended September 30, 1994 and $2,780 for the year ended June 30, 1994, respectively. Software amortization expenses were $1,735 in 1996, $1,305 in 1995; $326 for the three months ended September 30, 1994 and $1,396 for the year ended June 30, 1994. Effective June 30, 1996, the Company sold its Real-Time Computing Business to Concurrent. As a result of this Transaction, management made the decision to move from the Night Hawk based platform for its secure operating systems and related trusted products to an Intel PC-based platform resulting in a loss in value of the related software development costs. Such costs were written-off in the nine month period ended June 30, 1996. See Note 18 for further details.

     Revenue Recognition -- Revenue is recognized from sales when a product is shipped, from rentals as they accrue, and from services and maintenance when performed. Unearned income on service contracts is amortized by the straight-line method over the term of the contracts. Revenue from long-term software contracts is accounted for by the percentage of completion method whereby income is recognized based on the estimated stage of completion of individual contracts using costs incurred as a percentage of total estimated costs at completion. Losses on long-term contracts are recognized in the period in which such losses are determined.

     Foreign Currency Translation -- The assets and liabilities of the foreign operations are translated using the local currency as the functional currency.

                    CYBERGUARD CORPORATION AND SUBSIDIARIES

     Income Taxes -- Prior to the Distribution Date, the Company followed the liability method of accounting for income taxes and was included with its Former Parent, in a consolidated federal income tax return. The Former Parent required each of its companies to provide taxes on financial statement pre-tax income or loss at applicable statutory tax rates. Amounts receivable or payable for current and prior years' income taxes were treated as intercompany transactions in accordance with the Former Parent policy and, accordingly, flowed through the net investment by the Former Parent. Deferred income taxes resulting from temporary differences between the financial statements and the tax basis of assets and liabilities were separately classified on the balance sheets.

     Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes and are accounted for under the asset and liability method as required by the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS No. 109").

     FAS No. 109 requires the asset and liability method of accounting for income taxes. Under the asset and liability method, a deferred tax asset or liability is recognized for temporary differences between financial reporting and income tax bases of assets and liabilities, tax credit carryforwards and operating loss carryforwards. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that such deferred tax assets will not be realized.

     The Former Parent and the Company have entered into a tax disaffiliation agreement based on the principle that Former Parent will be responsible for all current tax liabilities generated through the Distribution Date with the Company being responsible for all tax liabilities generated after the Distribution Date.

     Cash Equivalents -- The Company considers all investments purchased with an original maturity of three months or less, and approximately $3.4 million of cash in transit at June 30, 1996, to be cash equivalents.

     Marketable Securities -- In the current year, the Company adhered to the Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the provisions of SFAS No. 115, marketable securities, which have been classified by the Company as available for sale, are carried at market value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. The Company sold substantially all marketable securities subsequent to June 30, 1996. (See Note 23).

     Loss Per Common Share -- Loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Common stock equivalents are excluded due to their anti-dilutive effect.

     Use Of Estimates -- Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                    CYBERGUARD CORPORATION AND SUBSIDIARIES

(4) CHANGE IN FISCAL YEAR

     The Company changed its fiscal year end from June 30 to September 30, effective in the year beginning October 1, 1994. The three-month transition period ended September 30, 1994, is presented within the body of the Company's basic financial statements. Comparative condensed income statement data is shown as follows:

                                                        THREE MONTHS ENDED   THREE MONTHS ENDED
                                                          SEPTEMBER 30,        SEPTEMBER 30,
                                                               1994                 1993
                                                        ------------------   ------------------
                                                                                (UNAUDITED)
    Sales.............................................       $  7,748             $ 14,160
                                                              -------              -------
    Gross margin......................................          2,282                7,131
                                                              -------              -------
    Income (loss) before income taxes.................         (7,968)                 378
    Income tax provision (benefit)....................           (378)                   3
                                                              -------              -------
    Net earnings (loss)...............................       $ (7,590)            $    375
                                                              =======              =======

     In addition, in connection with the sale of the Real-Time Computing Business (Note 1), the Company changed its fiscal year end from September 30, to June 30, effective in the year beginning October 1, 1995. Comparative condensed income statement data for the nine months ended June 30, 1996 and 1995 is shown as follows:

                                                          NINE MONTHS ENDED   NINE MONTHS ENDED
                                                              JUNE 30,            JUNE 30,
                                                                1996                1995
                                                          -----------------   -----------------
                                                                                 (UNAUDITED)
    Sales...............................................       $37,411              36,404
                                                               -------             -------
    Gross margin........................................        16,389              15,795
                                                               =======             =======
    Loss before income taxes............................        26,122               5,785
    Income tax benefit..................................            --                  --
                                                               -------             -------
    Net loss............................................       $26,122               5,785
                                                               =======             =======

(5) LOAN PAYABLE

     On April 1, 1996, the Company entered into a loan and security agreement with Foothill Capital Corporation ("Foothill") pursuant to which Foothill agreed to make revolving advances to the Company on an amount of up to $5 million subject to certain borrowing base requirements and at an interest rate equal to the prime or reference rate announced by Norwest Bank Minnesota, National Association, plus two percent. On June 27, 1996, this agreement was amended to, among other things, extend the maturity date to the earlier of (a) September 30, 1996 or (b) the date on which the Company consummates a secondary common stock offering. As collateral for the loan, the Company granted Foothill a security interest in its assets (including 7,000,000 shares of the Concurrent common stock and all of the preferred stock received by the Company in connection with the Transaction).

     In addition, the Company granted Foothill warrants to purchase 100,000 shares of common stock at a price equal to the lower of the price of a share of common stock issued to the public pursuant to a registration statement or $17.00 per share. The warrant is exerciseable in whole or in part from the date that is the earlier of August 1, 1996 or five days after the closing of a public offering through June 27, 2001.

     Subsequent to June 30, 1996, the Company fulfilled its entire obligation with Foothill by paying-off the amount withdrawn up to that date. See Note 23 for further details.

(6) RESTRUCTURING CHARGES AND SPIN-OFF COSTS

     Restructuring charges of $1,256 were accrued for during the period ended September 30, 1994, due to significant workforce reduction actions which were taken to streamline and centralize the Company's

                    CYBERGUARD CORPORATION AND SUBSIDIARIES
operations. The number of employees terminated under this plan was 44. All amounts were paid as of September 30, 1995.

     Costs associated with the spin-off totaled $2.5 million. These costs relate to investment banking, legal and public accounting fees, and employee retention and incentive costs incurred directly related to the spin-off.

(7) STOCK SPLIT

     On March 5, 1996, the Board of Directors declared a three-for-one common stock split distributable on March 29, 1996 to shareholders of record at the close of business on March 18, 1996. All applicable share and per share data have been retroactively restated for the stock split.

(8) INCOME TAXES

     The provision (benefit) for income taxes is as follows:

                                                                           THREE MONTHS
                                             NINE MONTHS                      ENDED
                                                ENDED       YEAR ENDED      SEPTEMBER     YEAR ENDED
                                              JUNE 30,     SEPTEMBER 30,       30,         JUNE 30
                                                1996           1995            1994          1994
                                             -----------   -------------   ------------   ----------
    Current:
      United States........................         --             --         (1,833)          367
      International........................         --             --             --           721
         State and local...................         --             --           (157)           74
         Tax on dividend from German
           subsidiary......................         --             --          1,739            --
                                                ------         ------         ------        ------
              Current Total................         --             --           (251)        1,162
    Deferred:
      United States........................         --             --           (127)          (78)
      International........................         --             --             --            --
      State and local......................         --             --             --             2
                                                ------         ------         ------        ------
              Total........................         --             --           (378)        1,086
                                                ======         ======         ======        ======

     The components of deferred income tax assets (liabilities) are as follows:

                                                                   JUNE 30,     SEPTEMBER 30,
                                                                     1996           1995
                                                                   --------     -------------
    Charitable contributions.....................................       275             --
    Inventory valuations.........................................         2          1,705
    Depreciation.................................................       (16)          (247)
    Capitalized software.........................................        --         (2,357)
    Restructuring costs..........................................        19             24
    Accrued vacation.............................................        62            259
    Net operating losses available for carryforwards.............    11,043          4,288
    All other -- net.............................................       154            198
    Valuation allowance..........................................   (11,539)        (3,870)
                                                                    -------         ------
    Net deferred income tax liability............................        --             --
                                                                    =======         ======

                    CYBERGUARD CORPORATION AND SUBSIDIARIES

     A reconciliation of the effective income tax rate and the statutory United States income tax rate follows:

                                                                           THREE MONTHS
                                              YEAR ENDED    YEAR ENDED         ENDED       YEAR ENDED
                                               JUNE 30,    SEPTEMBER 30,   SEPTEMBER 30,    JUNE 30,
                                                 1996          1995            1994           1994
                                              ----------   -------------   -------------   ----------
    Statutory U.S. income tax rate..........     (34.0%)       (34.0%)         (34.0%)        35.0%
    State taxes.............................        --            --            (1.9%)          .9%
    Capitalized restructuring costs.........        --            --             9.3%           --
    Operating loss carryforwards............      28.9%         32.2%             --          (8.8%)
    Payment of tax to Former Parent on
      German dividend.......................        --            --            21.8            --
    Contributions...........................        --            --              --          (7.5%)
    Other items.............................       5.1%          1.8%             .1%          (.3%)
                                                 -----         -----           -----          ----
    Effective income tax rate...............         0             0           (4.7)%         19.3%
                                                 =====         =====           =====          ====

     Prior to the Distribution Date, United States income taxes has not been provided on the undistributed earnings of international subsidiaries because the Company has intended to reinvest these earnings. If the Company distributes international earnings, a U.S. tax would be provided in future periods. As of June 30, 1996, the Company does not intend to distribute international earnings, therefore, no U.S. tax has been projected. The determination of the amount of these undistributed earnings and any related unrecognized deferred U.S. tax liability is not practicable.

     As of June 30, 1996, the Company has U.S. net operating loss carryforwards of approximately $33 million. The Company's net operating loss carryforwards begin to expire in 2010.

     Pretax income (loss) from European operations was ($1,464) for the nine-months ended June 30, 1996; ($3,136) for the year ended September 30, 1995; ($664) for the three months ended September 30, 1994; and $1,860 for the year ended June 30, 1994.

(9) INVENTORIES

     Inventories consists of the following:

                                                                      JUNE 30,   SEPTEMBER 30,
                                                                        1996         1995
                                                                      --------   -------------
    Finished goods..................................................     134            356
    Work In Process.................................................      --          7,416
    Raw materials...................................................      --          5,702
                                                                        ----        -------
                                                                         134         13,474
    Reserves for obsolete and slow-moving inventory.................      --         (4,394)
                                                                        ----        -------
    Net inventory...................................................    $134        $ 9,080
                                                                        ====        =======

                    CYBERGUARD CORPORATION AND SUBSIDIARIES

(10) ACCRUED EXPENSES

     Accrued expenses consists of the following:

                                                                    JUNE 30,     SEPTEMBER 30,
                                                                      1996           1995
                                                                    --------     -------------
    Salaries, wages and other compensation........................   $  656         $ 4,009
    Accrued interest and sundry taxes.............................      180             706
    Other.........................................................    1,747             726
    Secondary offering expenses...................................      398              --
    Non-compete agreement (Note 16)...............................    1,400              --
    Expenses for the sale of Real-Time Computing Business.........    1,842              --
                                                                     ------          ------
                                                                     $6,223         $ 5,441
                                                                     ======          ======

(11) MACHINERY AND EQUIPMENT, NET

     Machinery and equipment, net is summarized as follows:

                                                                                        ESTIMATED
                                                                                          USEFUL
                                                           JUNE 30,     SEPTEMBER 30,    LIFE (IN
                                                             1996           1995          YEARS)
                                                           --------     -------------   ----------
    Buildings and leasehold improvements.................        --              96        3-5
    Machinery and equipment..............................     1,553          25,504        5-10
    Loan equipment and service parts.....................       634           4,976        1-5
                                                            -------        --------
    Gross machinery and equipment........................     2,187          30,576
    Less: Accumulated depreciation.......................    (1,035)        (24,629)
                                                            -------        --------
    Net machinery and equipment..........................     1,152           5,947
                                                            =======        ========

(12) ALLOWANCES FOR UNCOLLECTIBLE ACCOUNTS

     Changes in the allowance for uncollectible accounts follows:

                                             NINE MONTHS                    THREE MONTHS
                                                ENDED       YEAR ENDED         ENDED        YEAR ENDED
                                              JUNE 30,     SEPTEMBER 30,   SEPTEMBER 30,     JUNE 30,
                                                1996           1995             1994           1994
                                             -----------   -------------   --------------   ----------
    Balance at beginning of year...........      1,513            213            213             631
    Additions charged to expense...........        421          1,660             --             100
    Effects of foreign currency
      translation..........................         --             --             --              17
    Less net write offs of uncollectible
      accounts.............................       (355)          (360)            --            (535)
    Less allowance transferred in the sale
      of the real-time business............     (1,261)            --             --              --
                                                ------          -----            ---            ----
    Balance at end of year.................        318          1,513            213             213
                                                ======          =====            ===            ====

     Bad debt expense is included in "Selling, general, and administrative expenses" in the consolidated statement of operations.

(13) SHAREHOLDERS EQUITY

     Each share of the Company's common stock has attached to it one right. Each right entitles its registered holder to purchase from the Company after the "Separation Time", as hereinafter defined, one-hundredth of a share of Participating Preferred Stock, par value $.01 per share, for an amount calculated in accordance with the Agreement. The rights will not trade separately from the common stock unless and until the Separation

                    CYBERGUARD CORPORATION AND SUBSIDIARIES

Time. The Separation Time is defined as the earlier of the tenth business day after the date on which any person commences a tender or exchange offer which, if consummated, would result in an acquisition, and the first date of public announcement by the Company of such offering. In the event of any voluntary, or involuntary liquidation of the Company, the holders of the Preferred Stock shall be paid an amount as calculated in accordance with the Preferred Stock Agreement.

     Effective October 8, 1994, the Company adopted a Stock Incentive Plan which permits the issuance of stock options, stock appreciation rights, performance awards, restricted stock and/or other stock based awards to directors and salaried employees. On February 4, 1996, the Board of Directors approved an amendment to the plan to reserve 2,025,000 shares of common stock for grant. The option price shall be determined by the Board Committee effective on the Grant Date. The option price shall not be less than one hundred percent of the Fair Market Value of a share of common stock on the Grant Date. If Incentive Stock Options are granted to a participant who on the Grant Date is a ten percent holder, such price shall be not less than one hundred and ten percent of the Fair Market Value of a share of common stock on the Grant Date. All options become immediately exercisable upon the occurrence of a Change in Control of the Company. Vesting of these options occurs based on years of service. It begins at 33% after one year, 66% after two years, and 100% after the third year of service.

     In October 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 123 "Accounting for Stock-Based Compensation," the adoption of which is required for fiscal years beginning after December 15, 1995. The new standard encourages companies to use the fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to FASB Statement No. 123, companies are also permitted to continue to account for such transactions under Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and per share amounts as if the Company had applied the new method of accounting. Additionally, FASB Statement No. 123 requires increased disclosure for stock-based compensation arrangements regardless of the method chosen to measure and recognize compensation for employee stock-based arrangements.

     The Company currently accounts for such transactions under APB Opinion No. 25 and has not yet determined if it will elect to change its method of accounting for the issuance of stock options and other equity instruments to the fair value method, nor has it determined the effect the new standard will have on its operating results should it elect to make such a change.

     Information relating to the Company's stock option plan is as follows:

                                                               NUMBER OF
                                                                 SHARES       OPTION PRICE
                                                               ----------     ------------
    Shares under option at September 30, 1995................     715,200    $2.58 -- 4.25
      Granted................................................     645,300     3.54 -- 5.50
      Exercised..............................................     (84,630)    2.58 -- 3.71
      Forfeited..............................................     (25,206)    2.58
                                                                ---------     ------------
    Shares under option at June 30, 1996.....................   1,250,664    $2.58 -- 5.50
                                                                ---------     ------------
    Shares exercisable at June 30, 1996......................     803,163    $2.58 -- 4.71
                                                                =========     ============

     On October 28, 1994, the Company granted restricted stock awards for 52,800 shares of common stock at an option price of $2.58 per share, pursuant to the Stock Incentive Plan, to two employees, E. Courtney Siegel and Daniel S. Dunleavy, President and Chief Financial Officer, respectively. None of the restricted shares may be sold, transferred, assigned, pledged or otherwise encumbered or disposed of for the "Restricted Period."

                    CYBERGUARD CORPORATION AND SUBSIDIARIES

The Original Restricted Period is from October 28, 1994 (date of the agreement) until the earlier of 21 months from the date of the agreement or upon the occurrence of a change in control. The Original Restricted Period ended upon the sale of the Real-Time Computing Business.

     In connection with the sale of the Real-Time Computing Business, the Company entered into an agreement with the Chairman of the Board, President and Chief Executive Officer. The contract provides for annual salaries, additional compensation in the form of bonuses, a long term incentive plan as well as a restricted stock option grant of 339,000 shares of common stock at an exercise price of $10.67 (market value at the date of grant) per share that become exerciseable in three equal annual installments beginning March 5, 1997. These shares are not part of the above summary.

(14) EMPLOYEE BENEFIT PLANS

     Prior to the Distribution Date, the Former Parent provided retirement benefits to substantially all United States-based employees, primarily through a retirement plan having profit-sharing and savings elements. Contributions to the retirement plan were based on the Company's profits and employees' savings with no other funding requirements. Related retirement plan expense was $431 for the three months ended September 30, 1994; and $2,201 for the year ended June 30, 1994.

     Subsequent to the Distribution Date, the Company began a 401(k) Savings Plan ("the Plan") which covers the eligible employees of CyberGuard Corporation, and any related company. An employee is eligible to participate in the Plan on the date he completes one-year of service. Effective July 1, 1996, the Company waived this one year requirement. The amount of profit-sharing contributions made by the Company into the Plan is discretionary and shall be determined based on a percentage of the Company s adjusted net income before taxes. Each participant may contribute up to 12% of his compensation into the Plan. The Company makes a matching contribution on behalf of each participant for the first 6% of their individual contribution. Participant's profit-sharing and matching contribution vests over a seven year period. The Company contributions to the Plan were $738 for the nine months ended June 30, 1996 and $966 for the year ended September 30, 1995.

(15) POSTRETIREMENT HEALTH CARE BENEFITS

     Prior to the Distribution Date, CyberGuard adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". Health care benefits were provided on a limited cost-sharing basis to domestic-based retirees who had 10 or more years of service. This adoption resulted in a one-time charge of $135, net of income tax credits of $83. The on-going expense of this plan was not material and the liability for these benefits had not been funded. Subsequent to the Distribution Date, CyberGuard canceled this post retirement health care plan.

(16) CONTINGENCIES

     Certain claims have been filed or are pending against the Company. It is management's opinion that all matters are without merit or are of such kind, or involve such amounts, as would not have a material effect on the consolidated financial position of the Company if disposed of unfavorably.

(17) NON-COMPETE AGREEMENTS

     In connection with the Transaction, the Company entered into non-compete agreements for a period of five years with two former officers of the Company. In consideration for these non-compete agreements, these officers received 91,800 shares of the Company's Common Stock on June 28, 1996. The shares were valued at the market value as of the date the agreements were entered into and the amounts are amortized over a five-year period from the date of grant.

                    CYBERGUARD CORPORATION AND SUBSIDIARIES

(18) WRITE-OFF OF CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS

     After the Transaction, a decision was made by new management of the Company to move from the Night Hawk based platform to an Intel-PC based platform running on the UnixWare operating system which the Company licenses from Santa Cruz Operations. The Company had capitalized computer software development costs, which relate to the Night Hawk based systems of the Trusted Systems Division, of approximately $3,244 at June 30, 1996. As a result of new management's decision to move to a different platform, such capitalized computer software development costs became worthless and accordingly have been charged to operations during the nine months ended June 30, 1996.

(19) LEASE COMMITMENTS

     Rent expense was $1,382 for the nine months ended June 30, 1996, $1,814 for the year ended September 30, 1995, $478 for the three months ended September 30, 1994, and $1,897 for the year ended June 30, 1994, including $828, $238, and $1,085, respectively, paid to Former Parent.

     Total future minimum rental commitments under non-cancelable operating leases, primarily for buildings and equipment, amounted to $24 for the year ended June 30, 1997. Such amount excludes any amounts payable to Concurrent under the Shared Services Agreement (See Note 23).

(20) CONCENTRATIONS OF CREDIT RISK AND RELATED PARTY TRANSACTIONS

     Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, trade receivables, and securities. The Company holds any excess cash in short-term investments consisting of commercial paper. Concentrations of credit risk with respect to receivables are limited due to the Company's large number of customers. Credit risk with respect to securities consist of Concurrent stock received in connection with the sale of the Real-Time Computing Business and is limited due to the fact that the Company sold all of this stock subsequent to June 30, 1996 (See Note 21).

     The Company sells products to its Former Parent and its subsidiaries. Sales to these operations were $768 for the nine months ended June 30, 1996; $439 for the year ended September 30, 1995; $644 for the three months ended September 30, 1994; and $4,013 for the year ended June 30, 1994.

(21) GEOGRAPHIC INFORMATION

     The Company operates exclusively in the computer systems industry. Substantially all revenues result from the sale of computer systems and related software and services. Major customers during 1996, 1995 and 1994 include the United States Government, Boeing Company, Flight Safety International, and Lockheed Martin Corporation/Loral Corporation (On May 1996, Lockheed acquired Loral, hence sales to both companies have been combined). Combined sales to these four customers represented 26% of total sales for the nine months ended June 30, 1996. These customers relate primarily to the Real-time computing business. No other customers individually represented more than 5% of total sales.

     In many cases, agencies of the United States Government are the ultimate purchasers of the Company's products. Sales to the United States Government combined with sales for which the Company acted as subcontractor on government projects have represented approximately 41%, 51%, and 43% of total sales during 1996, 1995, and 1994, respectively. Sales made to Boeing Company as a percentage of total sales were 7%, 4% and 14% for the same referenced periods. Sales to Flight Safety International amounted to 5% during 1996 whereas sales in 1995 and 1994 did not represent more than 5% of total sales. Sales to Lockheed Martin Corporation/Loral Corporation as a percentage of total sales were 13% for both 1996 and 1995, and 10% for 1994. All intercompany revenues and expenses are eliminated in computing revenues and operating income.

                    CYBERGUARD CORPORATION AND SUBSIDIARIES

     A summary of the Company's operations by geographic area is summarized below:

                                             NINE MONTHS                   THREE MONTHS
                                                ENDED       YEAR ENDED         ENDED       YEAR ENDED
                                              JUNE 30,     SEPTEMBER 30,   SEPTEMBER 30,    JUNE 30,
                                                1996           1995            1994           1994
                                             -----------   -------------   -------------   ----------
    United States Operations
      Net sales............................     31,402         36,138           6,647        51,188
      Net income (loss) before income tax
         provision (benefit) and cumulative
         effect of change in accounting
         principle.........................    (25,124)        (7,952)         (7,304)        3,753
      Identifiable assets..................     22,756         33,658          47,650        47,506
    European Operations
      Net sales............................      6,009          8,973           1,101        13,452
      Net income (loss) before income tax
         provision (benefit) and cumulative
         effect of change in accounting
         principle.........................       (998)        (3,136)           (664)        1,860
      Identifiable assets..................      4,956          8,186          10,333        14,586

     US Export Sales were $3,812 for the nine months ended June 30, 1996; $2,945 for the year ended September 30, 1995; $605 for the three months ended September 30, 1994; and $3,316 for the year ended June 30, 1994.

(22) SHARED SERVICE AGREEMENT

     On June 30, 1996, the Company entered into a Shared Services Agreement ("Shared Agreement") with Concurrent pursuant to which Concurrent will provide certain administrative and personnel-related services for the Company. It is management belief that the Company will receive these services at costs equal to or below that which the Company would incur if it were to provide these services itself. The services to be provided by Concurrent will be invoiced monthly to the Company for services performed. The monthly service bill will total $56 which will consist of accounting fees, human resources fees, management information services, order processing and rental of facilities.

     The term of the Shared Agreement is twelve months from its effective date. The Company has the option to terminate the Shared Agreement at any time by giving Concurrent thirty days written notice. Any extensions, however, requires the prior written consent of both parties.

  CyberGuard Reseller Agreement

     A reseller agreement, effective June 27, 1996, also exists between the Company and Concurrent which allows Concurrent to act as a reseller of CyberGuard products. For each product sold, Concurrent shall pay the Company a predetermined fee. The initial term of this agreement is for a period of twelve months from the effective date and may be renewed for two additional terms of twelve months each with the written consent of both parties.

  NightHawk Supplier Agreement

     A supplier agreement, effective June 27, 1996, exists between the Company and Concurrent which allows the latter to act as an independent contractor and supplier of NightHawks to the Company. This agreement calls for the Company to pay Concurrent a fee of $5 per month during the term of this agreement. The initial term of this agreement is for a period of twelve months from the effective date and may be renewed for two additional terms of twelve months each with the written consent of both parties.

                    CYBERGUARD CORPORATION AND SUBSIDIARIES

(23) SUBSEQUENT EVENTS

  Issuance of Stock Warrants

     On July 19, 1996, the Company established a program to enable a major strategic foreign distributor to earn up to 100,000 shares of stock warrants at an exercise price of fifteen dollars per share which exceeded the market value of the common stock at the date of the agreement, and are to be vested over the period from July 1, 1996 through December 31, 1998. The warrants are exercisable during the vesting period based upon the distributor achieving yearly revenue goals totaling $15 million over the period.

  Cancellation of the Secondary Public Offering

     On August 5, 1996, the Company decided to withdraw its previously announced secondary offering of common stock due to unfavorable market conditions. Expenses associated with the cancellation of this stock offering amounted to approximately $1 million and appears on the Company's consolidated statements of operations.

  Joint Development and Marketing Agreement

     On August 6, 1996, the Company entered into a Joint Development and Marketing Agreement ("Joint Agreement") with Information Resources Engineering, Inc. ("IRE") whereas the Company and IRE will jointly develop and market a product offering consisting of a combination of the CyberGuard Firewall and IRE SafeNet products in an interoperable centrally managed system configured for use with a virtual private network ("VPN") and in applications that combine VPN's with public Internet and/or legacy network use.

     Subject to the terms and conditions of this Joint Agreement, the Company and IRE agree to cooperate with and assist each other in the joint design and development of any product.

  Sale of Stock and Payment of Line of Credit

     On August 12, 1996, the Company sold 7,900,000 shares of the Concurrent common stock at a price of approximately $1 per share, which resulted in a loss of approximately $5,530. A portion of the proceeds from this sale were used to pay off the Foothill loan discussed in Note (4).