Form 10-K/A
period 1995-06-30
CYBERGUARD CORP
filed 1996-10-29
CIK 927133

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                --------------

                                 FORM 10-K/A-1

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 1995

                                      or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF
      1934

For the transition period from _______________ to ___________

                        Commission File Number 0-24544

                            CYBERGUARD CORPORATION
            (Exact name of registrant as specified in its charter)

FLORIDA                                                    65-510339
-------                                                    ---------
(State or jurisdiction                                     (I.R.S. Employer
incorporation or organization)                             Identification No.)

2101 WEST CYPRESS CREEK ROAD, FORT LAUDERDALE, FLORIDA     33309
------------------------------------------------------     -----
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (305) 974-1700

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

      The aggregate market value of voting stock held by nonaffiliates as of October 28, 1996 was approximately $61,268,409 (based upon the closing sale price of $9.00 per share on the Nasdaq National Market System on October 25,
1996).

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

                       EXECUTIVE OFFICERS AND DIRECTORS

   Certain biographical information concerning the Company's executive officers and directors is presented below.

          NAME                  AGE                   POSITION
          ----                  ---                   --------

Robert L. Carberry............  53  President, Chief Executive Officer and
                                    Chairman of the Board of Directors
Patrick O. Wheeler............  37  Chief Financial Officer and Vice President
                                    Finance
Frank Gelbart.................  34  Vice President Marketing and Sales, North
                                    America
Katherine K. Hutchison........  38  Vice President Corporate Development
Bradley C. Lesher.............  60  Vice President International Operations
Robert F. Perks...............  52  Vice President North American Operations
Rick A. Siebenaler............  33  Vice President Software Development
Brian Foremny.................  47  General Counsel, Secretary and Director
C. Shelton James..............  57  Director
Michael F. Maguire............  70  Director
Leland R. Reiswig, Jr.........  50  Director
Richard P. Rifenburgh.........  64  Director

   ROBERT L. CARBERRY. Mr. Carberry was appointed President of the Company's Trusted Systems Division in April 1996 in anticipation of the sale of the Company's real-time computer business. He was appointed President and Chief Executive Officer of the Company upon the consummation of that sale. Before joining the Company, Mr. Carberry was Vice President, New Technology at Blockbuster/Viacom Group and Vice President, Managing Executive for Blockbuster Technology Holding Corporation from 1994 and, before that, was President of Multimedia Investment Organization, a division of IBM.

   PATRICK O. WHEELER. Mr. Wheeler was appointed Chief Financial Officer and Vice President Finance of the Company's Trusted Systems Division in April 1996 in anticipation of the sale of the Company's real-time computer business, and he continues in such position for the Company. Prior thereto, Mr. Wheeler held various positions with the Company including Director of Accounting, Senior Account Manager and most recently, Midwest Regional Sales Manager. Mr. Wheeler joined the Company following its spin-off from Harris Corporation, which Mr. Wheeler joined in 1984 from Price Waterhouse LLP.

   FRANK GELBART. Mr. Gelbart joined the Company in June 1996. Prior, from November 1993, Mr. Gelbart was Director of Sales, Rest of World at Cheyenne Software, Inc. From April 1992, Mr. Gelbart was Director of World-wide Sales and Director of International Sales for Equinox Systems, Inc., a $21 million data communications hardware manufacturer in Plantation, Florida, and from April 1989 to April 1992, was Vice President, Latin America and Vice President Commercial Sales for Uniplex, Inc., a $30 million UNIX office automation software company headquartered in Irving, Texas.

   KATHERINE K. HUTCHISON. Ms. Hutchison was appointed Vice President Corporate Development of the Company's Trusted Systems Division in April 1996 in anticipation of the sale of the Company's real-time computer business, and she continues in such position for the Company. Prior thereto, Ms. Hutchison served in positions of increasing responsibility, most recently as Director of Marketing for the Company's Trusted Systems Division. Ms. Hutchison joined Harris Corporation in 1993 from a position as Program Manager and Technical Marketing Manager in the Information Technology Group of Texas Instruments.

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

   ROBERT F. PERKS. Mr. Perks was appointed Vice President Sales of the Company's Trusted Systems Division in April 1996 in anticipation of the sale of the Company's real-time computer business, and he continues in such position for the Company. Mr. Perks joined the Computer Systems Division of Harris Corporation in 1977. He was employed by Real Time Products Corporation from 1992 to 1995 as Director, Customer Support and rejoined the Company in May 1995 as Director of Trusted Sales for the Company.

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

   BRIAN FOREMNY. Mr. Foremny is an attorney and has served as the Company's Secretary since October 1994 and as its General Counsel since March 1996. Prior to joining the Company as General Counsel, Mr. Foremny was a partner with the law firm of Holland & Knight (1995 to 1996) and a partner with the law firm of Kirkpatrick & Lockhart, LLP (1983 to 1995).

   C. SHELTON JAMES. Since May 1991, Mr. James has served as Chief Executive Officer of Elcotel, Inc., a public company that manufactures telecommunications equipment. Mr. James is President of Fundamental Management Corporation, an investment management firm specializing in active investment in small capitalization companies, where he was Executive Vice President from 1990 to April 1993. Prior to 1990, Mr. James was Executive Vice President of Gould, Inc., a diversified electronics company, and President of Gould's Computer Systems Division. Mr. James is Chairman of the Board of Directors of Elcotel, Inc. and serves on the boards of directors of CSPI, NAI Technologies, Inc., Fundamental Management Corporation and SK Technologies, Inc. Mr. James also serves as a director of Concurrent as the Company's nominee pursuant to a share holding agreement between the Company and Concurrent.

   MICHAEL F. MAGUIRE. Since 1984, Mr. Maguire has served as President, director and sole shareholder of Maguire Investment Management, Inc., a management consulting company. For more than 13 years, Mr. Maguire served as an executive at Harris Corporation, most recently as Senior Vice President from 1979 to 1986. Mr. Maguire serves on the board of directors of Autosight, Inc., as well as several non-profit corporations. Mr. Maguire also serves as a director of Paravant Computer Systems, Inc. and as a director of Concurrent Computer Corporation ("Concurrent") as the Company's nominee pursuant to a share holding agreement between the Company and Concurrent

   LELAND R. REISWIG, JR. Mr. Reiswig, who joined the Company's Board of Directors in October 1996, held numerous positions during his 30-year career at IBM. He was the General Manager, Technical Strategy for the IBM Software Group before his retirement in July 1, 1996. While General Manager of IBM's Personal Software Products Division from 1990 to 1995, he was responsible for worldwide development, marketing, sales, and support for OS/2, PC-DOS, OS/2 LAN Server and several other PC-based software offerings. His years at IBM also included services as ESD Vice President of Programming; ESD Austin Lab Director; System Manager, ESD Communications and Date Management Systems Software; and Product Manager of Business and Personal Information Products.

   RICHARD P. RIFENBURGH. Mr. Rifenburgh joined the Company's Board of Directors in June 1996 following the sale of the Company's real-time computer business to Concurrent Computer Corporation ("Concurrent"). Mr. Rifenburgh serves as the nominee of Concurrent pursuant to a Share Holding Agreement between Concurrent and the Company. Mr. Rifenburgh is Chairman of the Board of Moval Management Corporation, a privately held company specializing in restoring companies in financial distress. He is, or in the past five years has been, a member of the Board of Directors of the following public companies: Concurrent Computer Corporation since 1991; Tristar Corporation (formerly known as Ross Cosmetics Distribution Centers, Inc.) since June 1992 and Chairman since August 1992; Miniscribe Corporation (manufacturer of disc drives for personal computers), Chairman and CEO from 1989 to 1991; and Library Bureau (manufacturer of library furniture) from 1976 to 1995.

ITEM 11. EXECUTIVE COMPENSATION

   The following table sets forth certain information with respect to the annual and long-term compensation of the Company's Chief Executive Officer and the Company's other executive officers for the nine-months ended June 30, 1996, and the fiscal years ended September 30, 1995 and June 30, 1994. In July 1996, the Company's Board of Directors voted to change the Company's fiscal year end from September 30 to June 30. Accordingly, the table below sets forth with respect to fiscal year 1996 only such compensation as was received by the executive officers named during the nine months ended June 30, 1996.

   On June 27, 1996, the Company sold the assets and liabilities related to its real-time computer business to Concurrent Computer Corporation ("Concurrent"). As of such date, a number of the Company's executive officers, including its then Chairman, President and Chief Executive Officer, resigned to assume similar executive positions at Concurrent. Such officers are indicated below by footnote.

   Prior to October 7, 1994, the Company was a wholly-owned subsidiary of Harris Corporation, at which time the Company's common stock was distributed on a pro-rata basis to Harris Corporation's shareholders. During certain of the periods presented, the individuals were compensated in accordance with Harris Corporation's plans and policies. All references in the following tables to stock and stock options relate to awards of stock and stock options of the Company.


                                                                                               LONG-TERM COMPENSATION
                                                                                               ----------------------
                  ANNUAL COMPENSATION                                                       AWARDS             PAYOUT
                  -------------------                                                       ------             ------
                                                                          OTHER       RESTRICTED                           ALL OTHER
        NAME AND                   FISCAL                                 ANNUAL        STOCK                   LTIP        COMPEN-
        PRINCIPAL                   YEAR                    BONUS($)      COMPEN-      AWARD(S)     OPTIONS    PAYOUT      SATION(5)
        POSITION                     (2)       SALARY($)      (3)        SATION($)      ($)(4)        (#)       ($)           ($)
        --------                   ------      ---------    --------     ---------    ----------    -------    ------      ---------
Robert L. Carberry                  1996         39,229        --           --             --       339,000      --              --
   Chairman, President and
   Chief Executive Officer

Patrick O. Wheeler                  1996         94,128        --           --             --        75,000      --            5,676
   Vice President Finance and
   Chief Financial Officer

Bradley C. Lesher                   1996         88,628      25,000         --             --        39,000      --            5,318
   Vice President
   International Operations         1995        110,001      12,500         --             --        60,000      --            1,015

Robert F. Perks                     1996         81,499        --           --             --        60,000      --            4,890

E. Courtney Siegel(1)               1996        161,152      50,000         --             --        57,000      --        1,204,771
   Former Chairman,
   President and                    1995        200,013      20,000         --          100,750     120,000      --           11,389
   Chief Executive
   Officer                          1994        140,206      37,000        6,720           --          --        --            9,104

                                                                                                LONG-TERM COMPENSATION
                                                                                                ----------------------
                  ANNUAL COMPENSATION                                                       AWARDS             PAYOUT
                  -------------------                                                       ------             ------
                                                                          OTHER       RESTRICTED                           ALL OTHER
        NAME AND                   FISCAL                                 ANNUAL        STOCK                   LTIP        COMPEN-
        PRINCIPAL                   YEAR                    BONUS($)      COMPEN-      AWARD(S)     OPTIONS    PAYOUT      SATION(5)
        POSITION                     (2)       SALARY($)      (3)        SATION($)      ($)(4)        (#)       ($)           ($)
        --------                   ------      ---------    --------     ---------    ----------    -------    ------      ---------
Daniel S. Dunleavy(1)               1996         96,697      20,000         --             --        18,000      --          209,738
   Former Vice
   President, Chief                 1995        120,016      10,000         --           35,650      75,000      --            7,132
   Financial Officer
   and Chief Administrative         1994         93,463      34,275       1,344            --          --        --            7,242
   Officer

Robert T. Menzel(1)                 1996         88,660      25,000         --             --        30,000      --            5,318
   Former Vice President
   and General Manager,             1995        110,001       6,520         --             --        60,000      --            6,542
   Trusted Systems
   Division                         1994         87,511      16,791         448            --          --        --            6,341

---------------
(1)   Resigned as of June 27, 1996.
(2) For the nine months ended June 30, 1996, and the fiscal years ending September 30, 1995, and June 30, 1994. Bonuses for the nine months ended June 30, 1996 were accrued during such period but were paid in August 1996.
(3) Amounts for 1994 represent bonuses achieved and accrued under Harris Corporation but paid after September 28, 1994. (4) Amounts reflect restricted stock awards in the amount of 39,000 and 13,800 shares of restricted respectively, by E. Courtney Siegel, the restrictions on which have lapsed.
(5) Amounts reported for the nine months ended June 30, 1996 and for the year ended September 30, 1995 represent contributions to the Company's Retirement Plan. Amounts for Messrs. Siegel and Dunleavy for the period ended June 30, 1996 also include consideration for their entering into non-competition agreements with the Company. Based on a closing stock price of $14.75 on June 27, 1996, the value of such shares was $1,150,500 and $203,550, respectively.

OPTION GRANTS IN THE NINE-MONTHS ENDED JUNE 30, 1996

   The following table shows all grants during the nine months ended June 30, 1996 and thereafter of stock options to the executive officers named in the Summary Compensation Table.


                                INDIVIDUAL GRANTS
                                                                                                         POTENTIAL
                                                                                                        REALIZABLE
                                             PERCENT OF                                             VALUE AT ASSUMED
                                                TOTAL                                                     ANNUAL
                            NUMBER OF         GRANTED                                                 RATES OF STOCK
                           SECURITIES             TO         EXERCISE                               APPRECIATION FOR
                           UNDERLYING        EMPLOYEES        OR BASE                                OPTION TERM(1)
                            OPTION           IN FISCAL         PRICE         EXPIRATION           --------------------
     NAME                  GRANTED (#)       YEAR (%)          ($/SH)          DATE                5%($)         10%($)
     ----                  -----------       ---------       --------        ----------           -------      -------
Robert L. Carberry           339,000           32.09           10.67          3/5/01              999,346     2,208,294
Patrick O. Wheeler            75,000            7.10            5.50          2/5/01              113,966       163,904
Bradley C. Lesher              9,000            0.85            4.71          2/5/01               11,712        25,880

                               INDIVIDUAL
-----------------------------------------
GRANTS
-------------------------------

                                                                                                             POTENTIAL
                                                                                                             REALIZABLE
                                                                                                          VALUE AT ASSUMED
                                                  PERCENT OF                                                   ANNUAL
                                                    TOTAL                                                 RATES OF STOCK
                                                    OPTIONS                                                     PRICE
                                  NUMBER OF        GRANTED                                                 APPRECIATION FOR
                                  SECURITIES          TO               EXERCISE                              OPTION TERM(1)
                                  UNDERLYING      EMPLOYEES             OR BASE                           ------------------
                                   OPTION         IN FISCAL             PRICE           EXPIRATION
     NAME                         GRANTED (#)      YEAR (%)             ($/SH)             DATE            5%($)     10%($)
     ----                         ------------    ----------           --------         ----------        -----     -------
                                  30,000                2.84             5.50           2/5/01          45,586         100,734

Robert F.                         60,000                5.40             5.50           2/5/01          91,173         201,468
Perks

E. Courtney                       57,000                5.40             4.71          6/26/97          74,173         163,904
Siegel

Daniel S.                         18,000                1.70             4.71          6/26/97          23,423          51,759
Dunleavy

Robert T.                         15,000                1.42             4.71          6/26/97          19,519          43,133
Menzel

                                  15,000                1.42             5.50          6/26/97          22,795          50,367

-------------------------------
(1) The potential realizable values set forth under these column result from calculations assuming 5% and 10% annualized stock price growth rates from grant dates to expiration dates as set by the Commission and are not intended to forecast future price appreciation of the Company's Common Stock based upon growth at these prescribed rates. The Company is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown factors. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company. There can be no assurance that the amounts reflected in this table will be achieved.


OPTION EXERCISES AND PERIOD-END VALUES

         The following table provides information as to the number and value of unexercised options to purchase the Company's Common Stock held by the named executive officers at June 30, 1996, based on a closing sale price of 17.25 on June 28, 1996. None of the named executive officers exercised any options during the nine months ended June 30, 1996.

                                          NUMBER OF
                                          SECURITIES           VALUE OF
                                           UNDERLYING         UNEXERCISED
                                          UNEXERCISED        IN-THE-MONEY
                       SHARES    VALUE     OPTIONS             OPTIONS
                      ACQUIRED   REALIZ   AT FISCAL           AT FISCAL
                         ON        ED     YEAR-END (#)        YEAR-END($)
                      EXERCISE     ($)   EXERCISABLE/        EXERCISABLE/
                     ---------   ------  UNEXERCISABLE     UNEXERCISABLE
 NAME                   (#)        --    -------------     ----------------
-----
Robert L. Carberry        --       --      --/339,000        --/2,230,620

Patrick O. Wheeler        --       --       3,000/75,000     44,010/881,250

Bradley C. Lesher         --       --      69,000/30,000    993,060/352,500

Robert F. Perks           --       --       6,000/60,000     88,020/705,000

E. Courtney Siegel        --       --       177,000/--        2,475,180/--

Daniel S. Dunleavy        --       --        93,000/--        1,325,970/--

Robert T. Menzel          --       --        90,000/--        1,244,550/--

COMPENSATION PLANS

         The Company and Mr. Carberry entered into an agreement dated as of March 5, 1996 (the "Carberry Employment Agreement"), effective as of April 12, 1996. The Carberry Employment Agreement provides for the employment of Mr. Carberry as Chairman of the Board, President and Chief Executive Officer of the Company at an annual base salary of $200,000, $225,000 and $250,000 for the first, second and third twelve-month periods, respectively, of the Carberry Employment Agreement. The Carberry Employment Agreement provides, as of March 5, 1996, for Mr. Carberry to be granted options to purchase 339,000 shares of the Company's Common Stock at an exercise price of $10.67 per share and becoming exercisable in three equal installments of 113,000 on each of March 5, 1997, 1998, and 1999. The Carberry Employment Agreement provides for Mr. Carberry to have a target bonus for the achievement of certain performance objectives to be established by the Company of 50% of his annual base salary.

         The Company may terminate the Carberry Employment Agreement for "cause." The Carberry Employment Agreement defines "cause" as willful acts against the Company intended to enrich Mr. Carberry at the expense of the Company, the conviction of Mr. Carberry for a felony involving moral turpitude, willful and gross neglect by Mr. Carberry of his duties or the intentional failure of Mr. Carberry to observe policies of the Company's Board of Directors that have or will have a material adverse effect on the Company. If the Carberry Employment Agreement is terminated by the Company other than for "cause" or the death, disability or normal retirement of Mr. Carberry or by Mr. Carberry for "good reason," Mr. Carberry will receive severance pay of two times his annual base salary and two times his target bonus as in effect immediately prior to termination, and all of Mr. Carberry's stock options and stock appreciation rights will be exercisable at termination. If Mr. Carberry's employment with the Company is terminated within one year following a "change in control" of the Company other than for "cause" or the death, disability or normal retirement of Mr. Carberry or by Mr. Carberry for "good reason," Mr. Carberry will receive severance pay of three times his annual base salary and three times his target bonus as in effect immediately prior to termination, and all of Mr. Carberry's stock options and stock appreciation rights will become exercisable at termination. If Mr. Carberry's employment is terminated at any time by the Company for "cause" or by Mr. Carberry other than for "good reason," the Carberry Employment Agreement prohibits Mr. Carberry from engaging in any business competitive with the business of the Company for a one-year period following the effective date of termination. If Mr. Carberry's employment is terminated by the Company other than for "cause" or the death, disability or normal retirement of Mr. Carberry or by Mr. Carberry for "good reason," other than within one year of a "change in control," the Carberry Employment Agreement prohibits Mr. Carberry from engaging in any business competitive with the business of the Company for a two-year period following the effective date of termination.

         In addition to the Carberry Employment Agreement, the Company has employment agreements with its other executive officers. Such employment agreements, other than the Carberry Employment Agreement, are referred to herein as the "Executive Employment Agreements." The initial base salaries under such Employment Agreements are $120,000 for Mr. Wheeler, $115,500 for Mr. Gelbart, $90,000 for Ms. Hutchison, $90,000 for Mr. Perks, $90,000 for Mr. Siebenaler, $115,500 for Mr. Lesher, and $120,000 for Mr. Foremny (based on part-time service). Certain of the Executive Employment Agreements also provide for bonuses based on certain Company performance targets in initial amounts based upon the following percentages of base salary: Mr. Wheeler -- 40%; Mr. Gelbart -- 50%; Ms. Hutchison -- 50%; Mr. Perks -- 50%; Mr. Siebenaler -- 40%; Mr. Lesher -- 50% and Mr. Foremny -- 16.7%.

         The Executive Employment Agreements contain severance provisions that apply if the executive officer's employment is terminated within three years after the occurrence of a change of control. In the event that any such employee is terminated by the Company within three years following the occurrence of a change in control or by such employee for "good reason", such employee will be entitled to receive on the date of such termination an amount equal to, among other things, a specific multiple of such employee's base salary, target bonus under the Company's bonus program, and any performance award payable under the Company's Stock Incentive Plan, as amended (the "Stock Incentive Plan") or similar plan, as well as any other benefits which any such employee would be entitled to where termination was without "cause" or with "good reason" by employee.

         The Executive Employment Agreements may be terminated by either the Company or the respective executive officer at any time. In the event the executive officer resigns without "good reason" or is terminated for "cause," compensation under the employment agreements will end. In the event any such employment agreement is terminated by the Company without "cause" or the executive officer resigns for "good reason," the terminated executive officer will receive, among other things, severance compensation equal to a specified multiple of such employee's annual base salary and target bonus under the Company's bonus program. In addition, upon termination without "cause" or resignation without "good reason," all non-statutory options and stock appreciation rights of all such executive officers will be immediately exercisable upon termination of employment and certain other awards previously made under any of the Company's compensation plans or programs and previously not paid will immediately vest on the date of such termination. Termination by the Company or by the executive (except for such terminations occurring within three years after a change of control) give rise to certain noncompetition and nonsolicitation provisions (except in the case of Mr. Foremny, who maintains a legal practice apart from the Company).

         The Executive Employment Agreements contain severance provisions that apply if the executive officer's employment is terminated within three years after the occurrence of a change of control. In the event that any such employee is terminated by the Company within three years following the occurrence of a change in control or by such employee for "good reason", such employee will be entitled to receive on the date of such termination an amount equal to, among other things, a specific multiple of such employee's base salary, target bonus under the Company's bonus program, and any performance award payable under the Stock Incentive Plan or similar plan, as well as any other benefits which any such employee would be entitled to where termination was without "cause" or with "good reason" by employee.

         STOCK INCENTIVE PLAN. The Company has adopted the Stock Incentive Stock Plan pursuant to which 2,025,000 shares of Common Stock have been authorized for issuance. The primary purpose of the Stock Incentive Plan is to attract and retain capable executives and employees by offering them a greater personal interest in the Company's business through stock ownership. The Stock Incentive

Plan is administered by the Incentive and Stock Option Committee of the Company's Board of Directors, which determines, among other things, the nature and the terms of any award granted thereunder. The Stock Incentive Plan provides for the granting of stock options (including incentive stock options meeting the requirements of the Internal Revenue Code), restricted stock, stock appreciation rights, performance awards, and other stock-based awards. In the case of stock options, the Stock Incentive Plan provides that the exercise price of any stock option granted under the Stock Incentive Plan must be equal to the fair market value of the shares underlying the option on the date of grant. Any stock options granted under the Stock Incentive Plan expire no later than ten years from the date of their granting. No award under the Stock Incentive Plan is transferable except upon the death of the optionee. The Compensation and Stock Option Committee has the power to impose additional limitations, conditions and restrictions in connection with the grant of any option. In the event of a change of control of the Company, all outstanding awards become immediately exercisable prior to the occurrence of the change in control, in the manner determined by the Compensation and Stock Option Committee. A change in control is deemed to occur if any person or entity acquires 20% or more of the outstanding shares of the Company or if, as a result of any tender or exchange offer, merger or other business combination, sale of assets or contested election, there is a change of a majority of the directors.

         DIRECTOR COMPENSATION. Upon joining the Board of Directors, all non-employee directors receive 6,000 options to purchase Common Stock of the Company. In addition, on the date of each annual meeting of shareholders, each director who is not an employee of the Company is automatically granted an option to purchase 1,500 shares of common stock of the Company. All such options are non-statutory stock options and priced at 100% of the fair market value on the date of grant. In the event of a director's retirement, the options which are exercisable at the date of retirement will be exercisable for three months thereafter, and, in the event of a director's death, the options which are exercisable at the date of death will be exercisable for the next succeeding twelve months. Neither the Board of Directors nor any committee of the Board of Directors has any discretion with respect to options granted to non-employee directors pursuant to the Stock Incentive Plan.

         In addition to grants pursuant to the Stock Incentive Plan, non-employee directors of the Company receive a $15,000 annual retainer payable upon election as a director of the Company at an annual meeting of shareholders (and a pro rata amount to any non-employee who becomes a director of the Company thereafter, payable at the time of becoming a director) and $1,000 per Board of Directors meeting attended. In addition, directors receive $750 ($1,000 for the Chairman) for attendance at any meeting of a committee of the Board of Directors, payable at any such meeting, except for committee meetings held on the same day as Board of Directors meetings, in which case no such fee will be payable. Directors are also reimbursed for travel and lodging expenses in connection with Board of Directors and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

   The following sets forth, as of October 28, 1996 information with respect to the beneficial ownership of the Company's Common Stock by: (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock; (ii) each director of the Company; (iii) each of the Company's named executive officers; and (iv) all directors and executive officers as a group. Unless otherwise indicated, each of the shareholders named in this table: (a) has sole voting and investment power with respect to all shares of Common Stock beneficially owned and (b) has the same address as the Company.

                                                              NUMBER OF        PERCENT
NAME/ADDRESS                                                   SHARES         OF CLASS
------------                                                  ---------       --------
Concurrent Computer Corporation ...............................591,678          8.45%
   2 Crescent Place
   Oceanport, New Jersey 07757
Okabena Partnership K .........................................522,300          7.46%
   5140 Norwest Center
   90 South Seventh Street
   Minneapolis, Minnesota 55402
Paul Tudor Jones II ...........................................451,500          6.45
   c/o Tudor Investment Corporation
   One Liberty Plaza, 51st Floor
   New York, New York 10006(1)
Robert L. Carberry (2).........................................  2,500          *
Patrick O. Wheeler(3) .........................................  3,000          *
Katherine K. Hutchinson(3) .................................... 12,900          *
Bradley C. Lesher(3) .......................................... 70,596          1.00%
Robert F. Perks(3) ............................................  6,000          *
Rick A. Siebenaler(3) ......................................... 11,301          *
Brian Foremny(3) .............................................. 30,000          *
C. Shelton James(3)(4) ........................................ 21,000          *
Michael F. Maguire(3) ......................................... 21,000          *
Leland R. Reiswig, Jr.(3)......................................  6,000          *
Richard P. Rifenburgh..........................................  6,000          *
All directors and officers as a group
     (9) persons ..............................................191,876          2.67%

------------------
 * Less than 1%

(1) Includes 146,600 shares of Common Stock owned by The Raptor Global Fund Ltd. ("Raptor Ltd."); 77,400 shares of Common Stock owned by The Raptor Global Fund L.P. ("Raptor L.P."); 30,100 shares of Common Stock owned by Tudor Arbitrage Partners L.P. ("TAP"); 30,100 shares of Common Stock owned by Tudor Global Trading LLC ("TGT") and 197,400 shares of Common Stock owned by Tudor BVI Futures, Ltd. ("Tudor BVI"). Tudor Investment Corporation ("TIC"), Raptor L.P.'s general partner, shares voting and investment power with respect to shares owned by Raptor Ltd., Raptor L.P., TAP and Tudor BVI. In addition, Paul Tudor Jones II, the principal shareholder and executive officer of TIC, shares voting and investment power with respect to shares owned by TIC. TGT, sole general partner of TAP, shares voting and investment power with respect to shares owned by TAP.

(2) Does not include 339,000 options to purchase common stock of the Company granted in connection with the Carberry Employment Agreement.

(3) Includes options that are currently exercisable to purchase Common Stock in the following amounts: Mr. Wheeler -- 3,000 shares; Ms. Hutchison -- 12,600 shares; Mr. Lesher -- 69,000 shares; Mr. Perks -- 6,000 shares; Mr. Siebenaler -- 11,301 shares; Mr. Foremny -- 30,000 shares; Mr. James -- 21,000 shares; and Mr. Maguire -- 21,000 shares; Mr. Reiswig -- 15,000 shares; and Mr. Rifenburgh -- 15,000 shares.

(4) Does not include 255,000 shares that are deemed beneficially owned by Mr. James as a result of his serving as an executive officer and director of various investment limited partnerships.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Brian Foremny, who is a director and who serves as the Company's General Counsel, was a partner at the law firm of Holland & Knight, which serves as the Company's counsel.

         On June 27, 1996 the Company consummated the sale to Concurrent (the "Real-time Sale") of certain of the assets and liabilities that comprised the Company's real-time computer division. In connection with the Real-time Sale, the Company entered into numerous agreements with Concurrent, several of which govern certain matters between the Company and Concurrent after the Real-time Sale. The principal agreements that continue in effect are reciprocal reseller agreements by which each of Concurrent and the Company sell the other computer products at prices that are more favorable than those that would be available from affialiated third parties; a shared services agreement under which Concurrent provides certain plant and facilities maintenance, bookeeping, and other similar services; a "Share Holding Agreement" that is described below; and a lease agreement under which the Company leases to Concurrent its Fort Lauderdale headquarters and plant facilities.

         In connection with the Real-time Sale, the Company and Concurrent entered into the Share Holding Agreement, which relates to the shares of stock of each company received by the other in the transaction. The Share Holding Agreement permits each company to nominate one or more members of the board of directors of the other depending on number of shares held by the nominating company. So long as the Share Holding Agreement is in effect, the Company has agreed to limit the number of its directors to seven. The Share Holding Agreement also requires the Company to maintain in effect for three years a registration statement relating to the shares of the Company's common stock held by Concurrent following the Real-time Sale. Concurrent common stock held by the Company is subject to a similar registration statement maintained by Concurrent. The sale of common stock of either company by the other is subject to certain restrictions on transfer contained in the Share Holding Agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.


                                          CYBERGUARD CORPORATION


OCTOBER 28, 1996                            By: /s/ ROBERT L. CARBERRY
                                                ----------------------
                                            Robert L. Carberry
                                            Chairman, President and Chief
                                            Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                          TITLE                                       DATE
---------                                          -----                                       ----
                                       Chairman, President and
                                       Chief Executive Officer and
 /s/ ROBERT L. CARBERRY                Director (Principal Executive
-----------------------------          Officer)                                          OCTOBER 28, 1996
Robert L. Carberry
                                       Vice-President Finance and Chief
                                       Finance Officer (Principal Financial
 /s/ PARTICK O. WHEELER                and Principal Accounting Officer)
-----------------------------
Patrick O. Wheeler                                                                       OCTOBER 28, 1996


                                       Secretary, General Counsel and
 /s/ BRIAN FOREMNY                     Director
-----------------------------
Brian Foremny                                                                            OCTOBER 28, 1996



 /s/ C. SHELTON JAMES                  Director
-----------------------------
C. Shelton James                                                                         OCTOBER 28, 1996



 /s/ MICHAEL F. MAGUIRE                Director
-----------------------------
Michael F. Maguire                                                                       OCTOBER 28, 1996



 /s/ RICHARD P. RIFENBURGH             Director
-----------------------------
Richard P. Rifenburgh                                                                    OCTOBER 28, 1996