Form 10-Q
period 1996-09-30
CYBERGUARD CORP
filed 1996-11-14
CIK 927133

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended SEPTEMBER  30, 1996
                                             -------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from      to
                                                     ------  ------

                         Commission file number 0-24544


                            CYBERGUARD CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)


                          FLORIDA                                                    65-510339
-------------------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                       (I.R.S. Employer Identification No.)

2101 WEST CYPRESS CREEK ROAD, FORT LAUDERDALE, FLORIDA                              330909
-------------------------------------------------------------------------------------------------------------------------
(Address of Principle Executive Offices)                                            (Zip Code)

Registrant's Telephone Number, Including Area Code       954-973-5478
                                                       ------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
        Former Name, Former Address and Former Fiscal Year, if Changed Since
Last Report



    Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),

Yes      X       No
       ------       ------
and (2) has been subject to such filing requirements for the past 90 days.

Yes      X       No
       -----       ------
        The number of shares of each of the Registrant's classes of common stock, outstanding as of November 8, 1996, were 7,000,607

                         PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             CYBERGUARD CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED
                                                   SEPT. 30,   SEPT. 30,
                                                     1996        1995
                                                   ---------   ---------
Sales
   Equipment                                          $2,876        $830
   Services                                              191          67
   Real time products                                      0       7,810
                                                   ---------   ---------
     Total sales                                       3,067       8,707

Cost of sales
   Equipment                                           1,789         635
   Services                                               85          32
   Real time products                                      0       4,488
                                                   ---------   ---------
     Total cost of sales                               1,874       5,155

Gross income                                           1,193       3,552

Operating expenses
   Research and development                            1,056         250
   Selling, general and administrative                 2,344       1,285
   Real time operating expenses                            0       7,643
                                                   ---------   ---------
     Total operating expenses                          3,400       9,178
                                                   ---------   ---------

Operating loss                                        (2,207)     (5,626)

Other income (expense)
   Interest income                                       165          95
   Loss on sale of equity securities                  (6,211)          0
   Other                                                  (9)        228
                                                   ---------   ---------
     Total other income (expense)                     (6,055)        323
                                                   ---------   ---------

Net Loss                                             ($8,262)    ($5,303)
                                                   =========   =========

Loss per common and common equivalent share           ($1.20)     ($0.90)
                                                   =========   =========

Weighted average number of common and common
   equivalent shares outstanding                   6,859,146   5,911,437
                                                   =========   =========



          See accompanying notes to condensed consolidated financial statements

                             CYBERGUARD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)




(DOLLARS IN THOUSANDS)

                                                                 SEPT. 30,     JUNE 30,
                                                                    1996         1996
                                                                 ---------     --------
Cash and cash equivalents                                           $5,981       $3,617
Securities available for sale                                        3,988       13,600
Accounts and notes receivable, less allowance for
  uncollectible accounts of $ 297 at September 30, 1996
  and $ 318 at June 30, 1996                                         4,624        3,668
Inventories                                                            605          134
Prepaid expenses                                                       453          565
                                                                 ---------     --------
  Total current assets                                              15,651       21,584

Machinery and equipment at cost, less accumulated
  depreciation of $ 1,384  at September 30, 1996 and
  $1,035 at June 30, 1996                                            1,466        1,152

Non-Compete Agreement                                                1,050        1,120
Investment in Concurrent Preferred Stock-long term                       0        3,853
Other assets                                                            24            3
                                                                 ---------     --------
Total assets                                                       $18,191      $27,712
                                                                 =========     ========

Accounts payable                                                    $1,506           $0
Deferred revenue                                                     1,045           44
Accrued expenses                                                     3,839        6,223
Loan payable                                                             0        3,200
                                                                 ---------     --------
  Total current liabilities                                          6,390        9,467
                                                                 ---------     --------
  Total liabilities                                                  6,390        9,467

Shareholders' equity
  Common stock par value $0.01 authorized 20,000,000 shares
     issued and outstanding 6,997,994 at September 30, 1996
     and 6,709,371 at June 30, 1996                                     70           67
  Additional paid in capital                                        57,967       56,152
  Accumulated deficit                                              (45,472)     (37,210)
  Cumulative translation adjustment                                   (764)        (764)
                                                                 ---------     --------
  Total shareholders' equity                                        11,801       18,245
                                                                 ---------     --------
Total liabilities and shareholders' equity                         $18,191      $27,712
                                                                 =========     ========





          See accompanying notes to condensed consolidated financial statements

                             CYBERGUARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                  (UNAUDITED)



(DOLLARS IN THOUSANDS)                                       THREE MONTHS ENDED
                                                            SEPT. 30,      SEPT. 30,
                                                             1996            1995
                                                            ---------      ---------
Cash flows from operating activities
   Net loss                                                  ($8,262)      ($5,303)
   Adjustment to reconcile net loss to net cash
     provided from (used in) operating activities:
   Depreciation                                                  105           675
   Amortization                                                   70           326
   Appreciation of securities held for resale                   (135)
   Loss on sale of Concurrent Computer stock                   6,211
   Deferred income taxes                                           0          (859)
   Changes in assets and liabilities
     Receivables                                                (956)        2,045
     Prepaid Expenses                                            112           827
     Inventories                                                (471)          816
     Trade payables                                            1,506          (284)
     Other expenses and accruals                                (984)        1,873
     Deferred revenue                                          1,001          (967)
     Other                                                        26            11
                                                            ---------      -------
Net cash used in operating activities                         (1,777)         (840)
                                                            ---------      -------
Cash flows from investing activities
   Additions to machinery and equipment                         (419)            4
   Software development costs & other assets                     (21)         (860)
                                                            ---------      -------
Net cash used in investing activities                           (440)         (856)
                                                            ---------      -------
Cash flows from financing activities
   Proceeds from sale of Concurrent Computer Stock             7,389             0
   Payoff of short term loan                                  (3,200)            0
   Equity contributions                                          392             0
                                                            --------       -------
Net cash provided from financing activities                    4,581             0

Net increase (decrease) in cash                                2,364        (1,696)
Cash and cash equivalents at beginning of period               3,617         9,961
                                                            --------       -------

Cash and cash equivalents at end of period                    $5,981        $8,265
                                                            ========       =======





    See accompanying notes to condensed consolidated financial statements

                             CYBERGUARD CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments, which consist of normal recurring adjustments, necessary to present fairly the results of operations of the Company for the three month periods ended September 30, 1996 and September 30, 1995 and the financial position of the Company as of September 30, 1996 and June 30, 1996.

    While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes included in the Form 10-K for the fiscal period ended June 30, 1996 as filed with the Securities and Exchange Commission.

    The results of operations of interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

    Effective June 30, 1996, the Company sold the net assets of its real-time computing business with a book value of $21.6 million and issued 683,178 shares of its common stock valued at $11.8 million to Concurrent in exchange for (i) 10 million newly issued shares of Concurrent common stock, par value $0.01 per share valued at $17 million and (ii) convertible exchangeable preferred stock of Concurrent paying a 9 % cumulative annual dividend quarterly in arrears with a liquidation preference of approximately $6. 3 million.

2.  EARNINGS PER SHARE

    Net loss per share for the periods presented have been computed using the weighted average number of common shares outstanding common equivalent shares (stock options) outstanding during the period have been excluded due to their anti-diluting effect.

3.  INVENTORIES

    Inventories are valued at the lower of cost or market, with cost being determined by using the first-in, first-out ("FIFO") method.

4.  LINE OF CREDIT

    As of September 30, 1996, the Company had no debt or bank borrowings, and all assets of the Company were free from pledges or collateral requirements. On April 1, 1996, the Company entered into a line of credit of up to $5.0 million with Foothill Capital Corporation. The line of credit allowed for the borrowing of up to 80% of eligible domestic accounts receivable. The line was backed by all the domestic assets of the Company. The line of credit outstanding of $3.2 million was paid in its entirety in August 1996 and the line of credit was terminated.

                             CYBERGUARD CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


5.  REVENUE RECOGNITION

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

6.  FOREIGN CURRENCY TRANSLATION

    The assets and liabilities of the foreign operations are translated using the local currency as the functional currency.

CYBERGUARD CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The quarter ended September 30, 1996 compared to the quarter ended September 30, 1995

NET SALES

    Net revenues consist primarily of network security product sales including sales of third-party security products, support services, and for the period ending September 30, 1995 only, the sale of real-time computer products from the Company's former real-time division which was sold to Concurrent Computer Corporation ("Concurrent") in June 1996. For the quarter ended September 30, 1996, net sales declined by $5.6 million when compared to the quarter ended September 30, 1995. The $5.6 million decline comprises an increase of $2.2 million in network security product sales for the current quarter which partially offsets the $7.8 million in real-time products included in the prior year's quarterly results. The $2.2 million or 265% increase in network security product sales is the result of increased shipments of the Company's CyberGuard firewall systems as firewall technology, in general, continues to gain wider acceptance in the commercial marketplace as a viable solution for Internet and intranet security. Specifically, the Company shipped 103 CyberGuard systems during the quarter ended September 30, 1996 compared to 18 for the quarter ending September 30, 1995. The Company also experienced a strong increase in sales leads during the three months ended September 30, 1996 based upon increased customer referrals and industry trade show participation.

    For the quarter ending September 30, 1996, International sales of the Company's network security products increased to $1.6 million compared to $
    0.4 million for the quarter ended September 30, 1995. The increase in International sales for network security products is the result of increased market penetration in Japan and the signing of two new distributors who began selling CyberGuard firewall products in Australia and Singapore. International sales represent 56.2% and 51.3% of total security product sales for the periods ending September 30, 1996 and 1995 respectively.

    Domestic product sales for firewall products increased by $0.9 million to $1.3 million in the quarter ended September 30, 1996. This increase is due to increased acceptance for firewall products in domestic markets.

    Revenues from support services, related to firewall products increased from $67,000 for the three months ended September 30, 1995 to $191,000 for the three months ended September 30, 1996. This increase is due to the greater number of installed units and increased customer training in connection with increased sales. Support services for firewall products accounted for 6.2% of sales during the quarter ended September 30, 1996.

CYBERGUARD CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GROSS INCOME

Gross income as a percent of sales decreased to 38.9% from 40.8% for the quarter ended September 30, 1996. The decrease is a result of product mix.
The Real-time related products and services accounted for $3.3 million or 93.5% of prior year's Gross Income. Disregarding the gross income from Real-time sales, the gross margin for network security products improved significantly in the current quarter as compared to the quarter ended September 30, 1995. The margin improvement is due primarily to product acquisition cost reductions and to economies of scale factors as certain fixed cost components of cost of sales were allocated over greater unit shipment quantities for the quarter ended September 30, 1996.

OPERATING EXPENSES AND NET LOSS

Overall operating expense declined by $5.8 million in the current quarter to $3.4 million. This decrease is due to the inclusion of the Real-time division operating expenses incurred in the September 30, 1995 results. For the quarter ending September 30, 1995, Real-time operating expenses accounted for $7.6 million. Comparing only the operating expenses for the network security
products, Company operating expenses increased   $1.9 million from expenses in
the three month period ended September 30, 1995 to $ 3.4 million for the period ended September 30, 1996. This increase of 121 % is due primarily to:

-   Increased marketing efforts and promotional expenditures.
- Increased development efforts related to the CyberGuard Firewall 3.0 Intel-based release and development costs associated with the SafeNet Enterprise virtual private network solution.
- The Company's decision to move to a different platform resulting in the discontinuance of its practice of capitalizing certain research and development costs, effective June 30, 1996.
- Increased costs and hirings associated with running the network security division as a stand-alone entity following the sale of the Real-time division to Concurrent in June 1996.

The net loss for the quarter ended September 30, 1996 was $ 8.3 million compared to $ 5.3 million in the prior year's quarter. This increased loss includes a $6.2 million loss on the sale of the 10 million shares of Concurrent common stock received by the Company in connection with the sale of is
Real-time division in June 1996.   Valued at $1.70 a share on the June 1996
Balance Sheet, the Company elected to sell these shares at an average net sales price of $1.08 during the period. Proceeds of the sale were used to pay off an existing line of credit, pay certain costs incurred with the Company's canceled secondary stock offering and to establish the necessary liquidity and working Capital for the Company. There was no corresponding transaction for the quarter ended September 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had cash and cash equivalents on hand of $5.98 million representing an increase of $2.4 million from $3.62 million as of June 30, 1996. Accounts receivable increased by $ 0.96 million as a result of increased sales volume the last month of the quarter ended September 30, 1996 and slower collection from domestic resellers and international customers. Inventory increased by $0.5 million as the company established base- level inventory stocking levels to support short lead time customer shipments for both the Motorola based CyberGuard Systems purchased from Concurrent Computer Corporation and Intel-based systems purchased to support CyberGuard version 3.0 orders. Machinery and equipment additions amounted to $ 0.4 million for the quarter ended September 30, 1996. These additions were used for development computers and demonstration equipment related to the Company's 3.0 product line which runs on previously unprocured Intel-based machines.

Since the sale of the Company's Real-time computer division in June 1996, the Company's cash requirements have been funded from the sale of Concurrent securities. The Company currently has no outstanding bank borrowings or long term debt. Its principal sources of liquidity at September 30, 1996 consisted of cash, accounts and notes receivable, the Preferred Stock of Concurrent (included in "Securities available for sale" as of September 30,1996) and vendor trade credit.

The Company has increased its cash position subsequent to September 30, 1996 through the sale of approximately 950,000 shares of Concurrent Common Stock (obtained by the Company through the conversion of a portion of the Concurrent Preferred Stock to Concurrent Common Stock) and the collection of approximately $1 million in accounts receivable. The Company believes that its current liquidity and capital resources are sufficient to fund the Company's current business plan for the foreseeable future.

Statements regarding future liquidity and capital resources, as well as other statements contained in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, are forward-looking statements. These statements are based upon certain assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results may differ materially from those projected in the forward-looking statements. The future liquidity of the Company will be affected by numerous factors, including sales volumes, collections of accounts receivable, gross margins, the levels of selling, general and administrative expenses required to fully implement Firewall security systems product sales to commercial customers, levels of required capital expenditures, and access to external sources of financing.

PART II.         OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS OF FORM 8-K

          (a)    Exhibits:

                     27       Financial Data Schedule

          (b) No reports were filed on Form 8-K during the quarter ended September 30, 1996

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 14, 1996     CYBERGUARD  CORPORATION



                            By:     /s/ ROBERT L. CARBERRY
                                ----------------------------------------------
                               ROBERT L. CARBERRY
                               Chairman, President and Chief Executive Officer



                            By:    /s/ PATRICK O. WHEELER
                                ----------------------------------------------
                               PATRICK O. WHEELER
                               Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)