Form 10-Q
period 1996-12-31
CYBERGUARD CORP
filed 1997-02-14
CIK 927133

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ---------------

                                   FORM 10-Q


     (Mark One)

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 1996
                                               -------------------------
                                       OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from          to
                                                   -------   --------

                         Commission file number 0-24544


                             CYBERGUARD CORPORATION
-------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)


           FLORIDA                                        65-0510339
-------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

2101 WEST CYPRESS CREEK ROAD, FORT LAUDERDALE, FLORIDA                33309
-------------------------------------------------------------------------------
(Address of Principle Executive Offices)                            (Zip Code)

Registrant's Telephone Number, Including Area Code  954-973-5478
                                                   ----------------------------


-------------------------------------------------------------------------------
         Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),

Yes   X       No
    ------        ------

and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
    ------        ------

     The number of shares of each of the Registrant's classes of common stock, outstanding as of February 12, 1997 were 7,379,758

                         PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             CYBERGUARD CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                      DEC. 31           DEC. 29           DEC. 31     DEC. 29
                                                        1996              1995              1996        1995
                                                     ---------         ---------         ---------   ---------
 Sales
    Equipment                                        $   2,835         $   1,745         $   5,711   $   2,575
    Services                                               212                80               403         147
    Real time products                                       0            10,625                 0      18,435
                                                     ---------         ---------         ---------   ---------
       Total sales                                       3,047            12,450             6,114      21,157

 Cost of sales
    Equipment                                            1,408             1,084             3,197       1,719
    Services                                               100                36               185          68
    Real time products                                       0             5,292                 0       9,780
                                                     ---------         ---------         ---------   ---------
       Total cost of sales                               1,508             6,412             3,382      11,567

 Gross income                                            1,539             6,038             2,732       9,590

 Operating expenses
    Research and development                             1,011               307             2,067         557
    Selling, general and administrative                  2,552             1,602             4,896       2,887
    Real time operating expenses                             0             5,680                 0      13,323
                                                     ---------         ---------         ---------   ---------
       Total operating expenses                          3,563             7,589             6,963      16,767
                                                     ---------         ---------         ---------   ---------

 Operating loss                                         (2,024)           (1,551)           (4,231)     (7,177)

 Other income (expense)
    Interest income                                        198                87               363         182
    Gain (Loss) on sale of equity securities               997                 0            (5,214)          0
    Other                                                   12                (1)                3         227
                                                     ---------         ---------         ---------   ---------
       Total other income (expense)                      1,207                86            (4,848)        409
                                                     ---------         ---------         ---------   ---------

 Net Loss                                            $    (817)        $  (1,465)        $  (9,079)  $  (6,768)
                                                     =========         =========         =========   =========

 Loss per common and common equivalent share         $   (0.12)        $   (0.25)        $   (1.30)  $   (1.14)
                                                     =========         =========         =========   =========
 Weighted average number of common and common
    equivalent shares outstanding                    7,086,692         5,919,000         6,972,919   5,915,219
                                                     =========         =========         =========   =========




     See accompanying notes to condensed consolidated financial statements

                             CYBERGUARD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)



(DOLLARS IN THOUSANDS)
                                                                DEC. 31,  JUNE 30,
                                                                  1996      1996
                                                               --------   --------
Cash and cash equivalents                                      $  6,845   $  3,617
Securities available for sale                                     2,597     13,600
Accounts and notes receivable, less allowance for
    uncollectible accounts of $448 at December 31, 1996
    and $318 at June 30, 1996                                     3,364      3,668
Inventories                                                       1,034        134
Prepaid expenses                                                    622        565
                                                               --------   --------
    Total current assets                                         14,462     21,584

Machinery and equipment at cost, less accumulated
    depreciation of $1,216 at December 31, 1996 and
    $1,035 at June 30, 1996                                       1,502      1,152

Non-Compete Agreement                                               980      1,120
Investment in Concurrent Preferred Stock-long term                    0      3,853
Other assets                                                         12          3
                                                               --------   --------

Total assets                                                   $ 16,956   $ 27,712
                                                               ========   ========

Accounts payable                                               $    860   $      0
Deferred revenue                                                  1,045         44
Accrued expenses                                                  2,849      6,223
Loan payable                                                          0      3,200
                                                               --------   --------

    Total current liabilities                                     4,754      9,467
                                                               --------   --------
    Total liabilities                                             4,754      9,467

Shareholders' equity
    Common stock par value $0.01 authorized 20,000,000 shares
     issued and outstanding 7,392,985 at December 31, 1996
     and 6,709,371 at June 30, 1996                                  73         67
    Additional paid in capital                                   59,075     56,152
    Accumulated deficit                                         (46,289)   (37,210)
    Cumulative translation adjustment                              (657)      (764)
                                                               --------   --------

    Total shareholders' equity                                   12,202     18,245
                                                               --------   --------

Total liabilities and shareholders' equity                     $ 16,956   $ 27,712
                                                               ========   ========



     See accompanying notes to condensed consolidated financial statements

                             CYBERGUARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                  (UNAUDITED)


  (DOLLARS IN THOUSANDS)                                   SIX MONTHS ENDED
                                                           DEC. 31,  DEC. 29,
                                                              1996      1995
                                                           -------   --------
  Cash flows from operating activities
      Net loss                                             $(9,079)  $(6,768)
      Adjustment to reconcile net loss to net cash
          provided from (used in) operating activities:
      Depreciation                                             217     1,351
      Amortization                                             140       797
      Appreciation of securities held for resale              (256)
      Loss on sale of Concurrent Computer stock              5,219
      Deferred income taxes                                      0      (859)
      Changes in assets and liabilities
          Receivables                                          303      (618)
          Prepaid Expenses                                     (56)      827
          Inventories                                         (900)    2,823
          Trade payables                                       860     1,050
          Other expenses and accruals                       (1,973)       15
          Deferred revenue                                   1,000    (1,239)
          Other                                                176      (212)
                                                           -------   -------
  Net cash used in operating activities                     (4,349)   (2,833)
                                                           -------   -------

  Cash flows from investing activities
      Additions to machinery and equipment                    (567)     (873)
      Software development costs & other assets                 (9)   (1,784)
                                                           -------   -------
  Net cash used in investing activities                       (576)   (2,657)
                                                           -------   -------

  Cash flows from financing activities
      Proceeds from sale of Concurrent Computer Stock        9,893         0
      Payoff of short term loan                             (3,200)        0
      Equity contributions                                   1,460        70
                                                           -------   -------
  Net cash provided from financing activities                8,153        70
                                                           -------   -------


  Net increase (decrease) in cash                            3,228    (5,420)
  Cash and cash equivalents at beginning of period           3,617     9,961
                                                           -------   -------

  Cash and cash equivalents at end of period               $ 6,845   $ 4,541
                                                           =======   =======

     See accompanying notes to condensed consolidated financial statements

                             CYBERGUARD CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments, which consist of normal recurring adjustments, necessary to present fairly the results of operations of the Company for the three and six month periods ended December 31, 1996 and December 29, 1995 and the financial position of the Company as of December 31, 1996 and June 30, 1996.

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

   Effective June 30, 1996, the Company sold the net assets of its real-time computing business with a book value of $21.6 million and issued 683,178 shares of its common stock valued at $11.8 million to Concurrent Computer Corporation (Concurrent) in exchange for (i) 10 million newly issued shares of Concurrent common stock, par value $0.01 per share valued at $17 million and (ii) convertible exchangeable preferred stock of Concurrent paying a 9% cumulative annual dividend quarterly in arrears with a liquidation preference of approximately $6.3 million.

2. EARNINGS PER SHARE

   Net loss per share for the periods presented have been computed using the weighted average number of common shares outstanding. Common equivalent shares (stock options) outstanding during the period have been excluded due to their anti-diluting effect.

3. INVENTORIES

   Inventories are valued at the lower of cost or market, with cost being determined by using the first-in, first-out ("FIFO") method.

4. LINE OF CREDIT

   As of December 31, 1996, the Company had no debt or bank borrowings, and all assets of the Company were free from pledges or collateral requirements. On April 1, 1996, the Company entered into a line of credit of up to $5.0 million with Foothill Capital Corporation. The line of credit allowed for the borrowing of up to 80% of eligible domestic accounts receivable. The line was backed by all the domestic assets of the Company. The line of credit outstanding of $3.2 million was paid in its entirety in August 1996 and the line of credit was terminated.

                             CYBERGUARD CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (UNAUDITED)




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

CYBERGUARD CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The quarter ended December 31, 1996 compared to the quarter ended December 29, 1995

NET SALES

   Net revenues consist primarily of network security product sales including sales of third-party security products, support services, and for the period ending December 30, 1995 only, the sale of real-time computer products from the Company's former real-time division which was sold to Concurrent in June 1996. For the quarter ended December 31, 1996, net sales declined by $9.4 million when compared to the quarter ended December 29, 1995. The $9.4 million decline comprises an increase of $1.2 million in network security product and service sales for the current quarter which partially offsets the $10.6 million in real-time products included in the prior year's quarterly results. The $1.2 million or 167% increase in network security product sales is the result of increased shipments of the Company's CyberGuard firewall systems as firewall technology, in general, continues to gain wider acceptance in the commercial marketplace as a viable solution for Internet and intranet security. Specifically, the Company shipped 120 CyberGuard systems during the quarter ended December 31, 1996 compared to 28 for the quarter ending December 29, 1995. Of the 120 CyberGuard systems shipped during the current quarter, 50 or 42% were CyberGuard Version 3.0 Firewall systems. The CyberGuard Version 3.0 system was introduced in September 1996 and began shipping in production quantities in October 1996. The CyberGuard Version 3.0 systems are designed to run on industry standard Intel Pentium and Pentium Pro based products from suppliers such as IBM, Unisys, Compaq, Hewlett-Packard, and ALR. The Company also experienced a strong increase in sales leads during the three months ended December 31, 1996 based upon increased customer referrals, industry trade show participation and increased advertising expenditures in leading industry publications

   For the quarter ending December 31, 1996, International sales of the Company's network security products increased to $1.8 million compared to $1.1 million for the quarter ended December 29, 1995. The increase in International sales for network security products is the result of increased market penetration in Japan and Korea, as well as increased Firewall unit shipments in Europe. The increased demand for CyberGuard Firewall products in Europe is attributed to customer awareness of the imminent U.K. Government certification for the CyberGuard Firewall application program suite. International sales represent 66% and 62% of total security product sales for the periods ending December 31, 1996 and December 29, 1995 respectively.

   Domestic product sales for firewall products increased by $0.3 million to $1.0 million in the quarter ended December 31, 1996. This increase is due to continuing customer acceptance for firewall products in domestic markets and initial shipments to domestic Value-Added Resellers under the CyberGuard Secure Partners Program.

   Revenues from support services related to Firewall products increased from $80,000 for the three months ended December 29, 1995 to $212,000 for the three months ended December 31, 1996. This increase is due to the greater number of installed units and increased customer training in connection with increased sales. Support services for firewall products accounted for 7% of sales during the quarter ended December 31, 1996.

CYBERGUARD CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GROSS INCOME

Gross income declined from $6.0 million for the quarter ended December 29, 1995 to $1.5 million for the current quarter. This change is due primarily to the inclusion of Real Time product sales for the prior year's quarter. As a percent of sales, gross margin increased from 48.5% to 50.5% for the quarter ended December 31, 1996. The increase is a result of product mix. The Real-time related products and services accounted for $5.3 million or 88.3% of prior year's Gross Income. Disregarding the gross income from Real-time sales, the gross margin for network security products, as considered separately from Real Time products, improved significantly in the current quarter compared to the 38.5% gross margin for the quarter ended December 29, 1995. The margin improvement is due primarily to volume shipment of CyberGuard version 3.0 systems during the quarter ended December 31, 1996. CyberGuard version 3.0 systems have significantly improved gross margins as compared to earlier product versions shipped during the quarter ended December 29, 1995.

OPERATING EXPENSES AND NET LOSS

Overall operating expenses declined by $4.0 million in the current quarter to $3.6 million. This decrease is due to the inclusion of the Real-time division operating expenses incurred in the December 29, 1995 results. For the quarter ending December 29, 1995, Real-time operating expenses accounted for $5.68 million. Comparing only the operating expenses for the network security products, Company operating expenses increased from $1.91 million in the three month period ended December 29, 1995 to $3.56 million for the period ended December 31, 1996. This increase of 86% is due primarily to:


-    Increased marketing efforts and promotional expenditures.
- Increased development efforts related to the CyberGuard Firewall for Windows NT Operating System and development costs associated with the SafeNet Enterprise virtual private network solution.
- Increased costs and hirings associated with running the network security division as a stand-alone entity following the sale of the Real-time division to Concurrent in June 1996.


The net loss for the quarter ended December 31, 1996 was $0.8 million compared to $1.5 million in the prior year's quarter. As part of the current quarter, the Company recognized a gain of approximately $1.0 million through the sale of 950,000 shares of Concurrent Common Stock (obtained by the Company through the conversion of a portion of Concurrent Preferred Stock holdings into Concurrent Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The six month period ended December 31, 1996 compared to the six month period ended December 29, 1995

NET SALES

Net sales were lower in the six month period ended December 31, 1996 compared to the six month period ended December 29, 1995 primarily as a result of discontinued Real Time product revenues resulting from the sale of the Real Time product division which was sold to Concurrent in June 1996. Overall net sales were $6.1 million for the six months ended December 31, 1996, compared to $21.1 million for the six months ended December 29, 1995. The prior year's six month period included $18.4 million of Real Time product revenues. The remaining $2.7 million in revenues for the six month period ended December 29, 1995 relate to sales of the Company's CyberGuard Firewall and related security products. This $2.7 million in revenues compares to $6.1 million in CyberGuard Firewall sales for the six months ending December 31, 1996. The increase of $3.4 million or 126% is attributable to expanded sales efforts and an overall rise in market demand for network security products.

For the respective six month periods International Firewall and security product revenues accounted for 61% of sales in 1996 and 58% of sales in 1995. Firewall related service revenues increase by 174% to $0.4 million for the six month period ended December 31, 1996 compared to $0.15 million for the six month period ended December 29, 1995.

GROSS INCOME

As a percentage of net sales, the gross margins remained constant at 45% for the six months ended December 31, 1996 and for the six months ended December 29, 1995. The gross margin for Real Time product sales included in the six months ended December 29, 1995 results were 47%. Gross margins for Firewall and Security products only, which excludes Real Time products, for the six months ended December 29, 1995 were 35%. In comparing the 35% gross margin in 1995 to the gross margin of 45% for the six months ended December 31, 1996, the gross margin increase can be directly attributed to CyberGuard Firewall version
3.0 systems which began shipping in quantity in October 1996. CyberGuard Firewall version 3.0 systems provided higher gross margins than previous versions of CyberGuard Firewalls shipped during the 6 month period ended December 29, 1995.

OPERATING EXPENSES AND NET LOSS

Expenses decreased for the six months ended December 31, 1996 by $9.8 million to $7.0 million from $16.8 million for the six month period ended December 29, 1995. This $9.8 million decrease is due primarily to the elimination of operating expenses to support the Real Time products division which was sold to Concurrent in June 1996. Expenses related to the development, marketing and support of the CyberGuard Firewall and related security products increased for the six months ended December 31, 1996 to $7.0 million compared to $3.4 million for the six months ended December 29, 1995. This increase relates to additional staffing to support the development of the CyberGuard version 3.0 and CyberGuard Windows-NT version Firewalls, and additional expenditures to promote and market these products.

For the six months ended December 31, 1996, the Company recognized a $5.2 million loss on the sale of Concurrent Corporation securities received from the sale of the Real Time product division to

Concurrent. There was no corresponding transactions for the six month period ended December 29, 1995.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had cash and cash equivalents on hand of $6.8 million representing an increase of $3.2 million from $3.62 million as of June 30, 1996. Accounts receivable decreased by approximately $0.3 million since June 30, 1996 as a result of increased collection efforts on a world-wide basis which included several significant collections of past due customer amounts over 90 days delinquent. Inventory increased by $0.9 million as the Company established base-level inventory stocking levels to support short lead time customer shipments for both the Motorola based CyberGuard Systems purchased from Concurrent and Intel-based systems purchased to support CyberGuard version
3.0 orders. Machinery and equipment additions amounted to $0.6 million for the 6 months ended December 1996. These additions were used for development computers and demonstration equipment related to the Company's 3.0 product line which runs on previously unprocured Intel-based machines. The Company believes that its current liquidity and capital resources are sufficient to fund the Company's current business plan for the foreseeable future.

Subsequent to the current fiscal quarter ended December 31, 1996, the Company increased its cash reserves by approximately $2.5 million when it elected to convert and sell an additional 1 million shares of Concurrent Common Stock originating from its existing investment in Concurrent Convertible Preferred Stock. This transaction is expected to result in a gain of approximately $900,000 which will be recognized in the statement of operations for the 3 months ending March 31, 1997.

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

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS OF FORM 8-K


          (a) Exhibits:

              27 Financial Data Schedule(for SEC use only)

          (b) No reports were filed on Form 8-K during the quarter ended December 31, 1996

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 13, 1996            CYBERGUARD CORPORATION



                                   By:  /s/ ROBERT L. CARBERRY
                                     -------------------------------
                                      ROBERT L. CARBERRY
                                      Chairman, President and
                                      Chief Executive Officer



                                   By: /s/ PATRICK O. WHEELER
                                      ------------------------------
                                      PATRICK O. WHEELER
                                      Vice President of Finance and
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)