Form 10-Q
period 1997-03-31
CYBERGUARD CORP
filed 1997-05-14
CIK 927133

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                             ----------------------

                                   FORM 10-Q

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997
                                                --------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                         Commission file number 0-24544


                             CYBERGUARD CORPORATION
-------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)


           Florida                                         65-510339
--------------------------------------------------------------------------------
     (State or Other Jurisdiction                       (I.R.S. Employer
   of Incorporation or Organization)                   Identification No.)


2101 West Cypress Creek Road, Fort Lauderdale, Florida           33309
-------------------------------------------------------------------------------
(Address of Principle Executive Offices)                       (Zip Code)


Registrant's Telephone Number, Including Area Code 954-973-5478
                                                   ----------------------------


--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

     Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),

Yes   X        No
   -----          -----

and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No
   -----          -----

          The number of shares of each of the Registrant's classes of common stock, outstanding as of May 12, 1997 were 7,385,930

                          PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                             CYBERGUARD CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

(Dollars in thousands except per share data)

                                                                    Three Months Ended                  Nine Months Ended
                                                             -----------------------------       ------------------------------
                                                               March 31,         March 30,          March 31,         March 30,
                                                                 1997              1996               1997              1996
                                                               ---------         ---------          --------         ---------
Sales
      Equipment                                              $     3,874       $     2,432       $     9,585       $     5,007
      Services                                                       231               138               634               285
      Real time products                                               0            10,544                 0            28,979
                                                             -----------       -----------       -----------       -----------
          Total sales                                              4,105            13,114            10,219            34,271

Cost of sales
      Equipment                                                    1,727             1,739             4,924             3,458
      Services                                                       143                56               328               124
      Real time products                                               0             5,123                 0            14,903
                                                             -----------       -----------       -----------       -----------
          Total cost of sales                                      1,870             6,918             5,252            18,485

Gross income                                                       2,235             6,196             4,967            15,786

Operating expenses
      Research and development                                     1,028               271             3,095               828
      Selling, general and administrative                          2,847             1,728             7,743             4,615
      Transaction expense                                              0               820                 0               820
      Real time operating expenses                                     0             5,258                 0            18,581
                                                             -----------       -----------       -----------       -----------
          Total operating expenses                                 3,875             8,077            10,838            24,844
                                                             -----------       -----------       -----------       -----------

Operating loss                                                    (1,640)           (1,881)           (5,871)           (9,058)

Other income (expense)
      Interest income                                                187                68               550               250
      Gain(Loss) on sale of equity securities                        800                 0            (4,414)                0
      Other income (expense)                                        (239)                3              (236)              230
                                                             -----------       -----------       -----------       -----------
          Total other income (expense)                               748                71            (4,100)              480
                                                             -----------       -----------       -----------       -----------

Net Loss                                                     $      (892)      $    (1,810)      $    (9,971)      $    (8,578)
                                                             ===========       ===========       ===========       ===========

Loss per common and common equivalent share                  $     (0.12)      $     (0.31)      $     (1.40)      $     (1.45)
                                                             ===========       ===========       ===========       ===========

Weighted average number of common and common
      equivalent shares outstanding                            7,375,293         5,929,000         7,105,576         5,920,219
                                                             ===========       ===========       ===========       ===========








          See accompanying notes to condensed consolidated financial statements

                             CYBERGUARD CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                  (Unaudited)




(Dollars in thousands)
                                                                           March 31,      June 30,
                                                                             1997           1996
                                                                           ---------      --------
Cash and cash equivalents                                                 $  6,434       $  3,617
Securities available for sale                                                1,320         13,600
Accounts and notes receivable, less allowance for
      uncollectible accounts of $ 484 at March 31, 1997
      and $ 318 at June 30, 1996                                             4,856          3,668
Inventories                                                                  1,444            134
Prepaid expenses                                                               677            565
                                                                          --------       --------
      Total current assets                                                  14,731         21,584

Machinery and equipment at cost, less accumulated
      depreciation of $ 1,624  at March 31, 1997 and
      $1,035 at June 30, 1996                                                1,570          1,152

Non-Compete Agreement                                                          910          1,120
Investment in Concurrent Preferred Stock-long term                               0          3,853
Other assets                                                                   203              3
                                                                          --------       --------

Total assets                                                              $ 17,414       $ 27,712
                                                                          ========       ========

Accounts payable                                                          $  1,473       $      0
Deferred revenue                                                               903             44
Accrued expenses                                                             3,175          6,223
Loan payable                                                                     0          3,200
                                                                          --------       --------

      Total current liabilities                                              5,551          9,467
                                                                          --------       --------
      Total liabilities                                                      5,551          9,467

Shareholders' equity
      Common stock par value $0.01 authorized 20,000,000 shares
         issued and outstanding 7,381,815 at March 31, 1997
         and 6,709,371 at June 30, 1996                                         74             67
      Additional paid in capital                                            59,148         56,152
      Accumulated deficit                                                  (47,181)       (37,210)
      Unrealized gain on securities held for resale                            263
      Cumulative translation adjustment                                       (441)          (764)
                                                                          --------       --------
      Total shareholders' equity                                            11,863         18,245
                                                                          --------       --------
Total liabilities and shareholders' equity                                $ 17,414       $ 27,712
                                                                          ========       ========




     See accompanying notes to condensed consolidated financial statements

                             CYBERGUARD CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

                                  (Unaudited)




(Dollars in thousands)
                                                                        Nine Months Ended
                                                                    --------------------------
                                                                     March 31,      March 30,
                                                                       1997           1996
                                                                     ---------      ---------
Cash flows from operating activities
       Net loss                                                     $ (9,971)      $ (8,578)
       Adjustment to reconcile net loss to net cash
            provided from (used in) operating activities:
       Depreciation                                                      289          2,064
       Amortization                                                      210          1,392
       Appreciation of securities held for resale                       (647)
       Loss on sale of Concurrent Computer stock                       4,419
       Amortization of Cumulative translation adjustment                 220
       Deferred incometaxes                                                            (859)
       Changes in assets and liabilities
            Receivables                                               (1,188)        (3,296)
            Prepaid Expenses                                            (112)           827
            Inventories                                               (1,310)         3,515
            Trade payables                                             1,473            789
            Other expenses and accruals                               (1,649)           651
            Deferred revenue                                             860           (740)
            Other                                                        198             97
                                                                    --------       --------
Net cash used in operating activities                                 (7,208)        (4,138)
                                                                    --------       --------

Cash flows from investing activities
       Additions to machinery and equipment                             (707)        (1,350)
       Unrealized gain in preferred stock                                263
       Software development costs & other assets                        (200)        (3,327)
                                                                    --------       --------
Net cash used in investing activities                                   (644)        (4,677)
                                                                    --------       --------

Cash flows from financing activities
       Proceeds from sale of Concurrent Computer Stock                12,363              0
       Payoff of short term loan                                      (3,200)             0
       Equity contributions                                            1,506            161
                                                                    --------       --------
Net cash provided from financing activities                           10,669            161
                                                                    --------       --------

Net increase (decrease) in cash                                        2,817         (8,654)
Cash and cash equivalents at beginning of period                       3,617          9,961
                                                                    --------       --------
Cash and cash equivalents at end of period                          $  6,434       $  1,307
                                                                    ========       ========




           See accompanying notes to condensed consolidated financial statements

                             CYBERGUARD CORPORATION

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 1997

                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments, which consist of normal recurring adjustments, necessary to present fairly the results of operations of the Company for the three month periods ended March 31, 1997 and March 30, 1996 and the financial position of the Company as of March 31, 1997 and June 30, 1996.

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

     Effective June 30, 1996, the Company sold the net assets of its real-time computing business with a book value of $21.6 million and issued 683,178 shares of its common stock valued at $11.8 million to Concurrent in exchange for (i) 10 million newly issued shares of Concurrent common stock, par value $0.01 per share valued at $17 million and (ii) convertible exchangeable preferred stock of Concurrent Computer Corporation (Concurrent) paying a 9% cumulative annual dividend quarterly in arrears with a liquidation preference of approximately $6.3 million.

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

4.   LINE OF CREDIT

     As of March 31, 1997 the Company had no debt or bank borrowings, and all assets of the Company were free from pledges or collateral requirements. On April 1, 1996, the Company entered into a line of credit of up to $5.0 million with Foothill Capital Corporation. The line of credit allowed for the borrowing of up to 80% of eligible domestic accounts receivable. The line was backed by all the domestic assets of the Company. The line of credit outstanding of $3.2 million was paid in its entirety in August 1996 and the line of credit was terminated.

                             CYBERGUARD CORPORATION

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 1997

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

7.   SUBSEQUENT EVENTS

     On March 26, 1997 the Company created a wholly owned subsidiary, Tradewave Corporation, a Florida corporation (Tradewave-Florida). On April 9, 1997 Tradewave-Florida acquired substantially all the assets of TradeWave Corporation, a Delaware corporation (Tradewave-Delaware) specializing in electronic commerce software applications, for approximately $350,000 plus the assumption of certain lease obligations and accrued expenses. In addition, the Company agreed to pay a 3% royalty on revenues from an existing long term program, called OASIS, to the Tradewave-Delaware company for a period of two (2) years. In conjunction with the purchase of the assets of Tradewave-Delaware, the Company hired twenty-four (24) former employees of Tradewave-Delaware Company. Operations commenced for Tradewave-Florida on April 10, 1997. The Company intends to account for the transaction as a purchase in accordance with APB 16. The Fair Market Value of the assets acquired is in the process of being calculated as of the date of this report.

CYBERGUARD CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The quarter ended March 31, 1997 compared to the quarter ended March 30, 1996
-----------------------------------------------------------------------------

NET SALES

     Net revenues consist primarily of network security product sales including sales of third-party security products, support services, and for the period ending March 30, 1996 only, the sale of real-time computer products from the Company's former real-time division which was sold to Concurrent Computer Corporation ("Concurrent") in June 1996. For the quarter ended March 31, 1997, net sales declined by $9.0 million when compared to the quarter ended March 30, 1996. The $9.0 million decline comprises an increase of $1.5 million in network security product and service sales for the current quarter which partially offsets the $10.5 million in real-time products included in the prior year's quarterly results. The $1.5 million or 60% increase in network security product sales is the result of increased shipments of the Company's CyberGuard firewall systems as firewall technology, in general, continues to gain wider acceptance in the commercial marketplace as a viable solution for Internet and intranet security. Specifically, the Company shipped 172 CyberGuard systems during the quarter ended March 31, 1997 compared to 63 for the quarter ending March 30, 1996. Of the 172 CyberGuard systems shipped during the current quarter, 124 or 72% were CyberGuard Version 3.0 Firewall systems. The CyberGuard Version 3.0 system was introduced in September 1996 and began shipping in production quantities in October 1996. The CyberGuard Version
     3.0 systems are designed to run on industry standard Intel(TM) Pentium and Pentium Pro based products from suppliers such as IBM, Unisys, Compaq, Hewlett-Packard, Data General, and ALR. The Company also believes it experienced a strong increase in sales leads during the three months ended March 31, 1997 based upon, primarily, numerous major awards received from industry leading trade magazines and publications during the February-March 1997 period. Additionally, sales provided through the CyberGuard world wide resellers program increased based upon renewed marketing and advertising programs targeted toward these resellers.

     For the quarter ending March 31, 1997, international sales of the Company's network security products increased to $2.6 million compared to $0.9 million for the quarter ended March 30, 1996. The increase in international sales for network security products is the result of continued market penetration in Japan and Korea, as well as increased Firewall unit shipments in Europe, especially the United Kingdom. The Company believes that increased demand for CyberGuard Firewall products in the United Kingdom is attributed to customer awareness of the U.K. government certification for the CyberGuard Firewall application program suite; specifically, the Company's CyberGuard V.2 was awarded the United Kingdom government's ITSEC E-3 rating in February, 1997. International sales represent 64% and 36% of total security product sales for the periods ending March 31, 1997 and March 30, 1996 respectively.

     Domestic product sales for firewall products decreased by $0.26 million to $1.23 million in the quarter ended March 31, 1997. This decline is primarily due to U.S. government Department of Defense revenues for the current quarter when compared to the three months ended March 29, 1996. For the previous year's quarter, the Company recognized sales of secure servers and/or gate guard products from several Department of Defense programs. There were no equivalent sales during the current quarter.

CYBERGUARD CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Revenues from support services related to Firewall products increased from $138,000 for the three months ended March 30, 1996 to $231,000 for the three months ended March 31, 1997. This increase is due to a greater number of installed units and increased customer training in connection with increased sales. Support services for firewall products accounted for 5.6% of sales during the quarter ended March 31, 1997.

GROSS PROFIT

     Gross Profit as a percent of sales increased from 47.2% to 54.5% for the quarter ended March 31, 1997. The increase is a result of product mix. The Real-time related products and services accounted for $5.4 million or 87.5% of prior year's Gross Profit. Disregarding the gross profit from Real-time sales, the gross margin for network security products improved significantly from 31% for the three months ended March 30, 1996 to 54% for the current quarter. The margin improvement is due to increased sales of the Company's version 3.0 Intel based Firewall product as compared to the previous version 2.0 product which ran on the Company's proprietary NightHawk hardware platform. The version 3.0 product maintains significantly higher gross margins than the previously available version 2.0.

OPERATING EXPENSES AND NET LOSS

     Overall operating expense declined by $4.2 million in the current quarter to $3.87 million. This decrease is due to the inclusion of the Real-time division operating expenses incurred in the March 30, 1996 results. For the quarter ending March 30, 1996, Real-time operating expenses accounted for $5.3 million. Comparing only the operating expenses for the network security products, the Company operating expenses increased $1.9 million from expenses in the three month period ended March 30, 1996 to $3.87 million for the period ended March 31, 1997. This increase of 93% has continued to be primarily due to:

      -   Increased marketing efforts and promotional expenditures.

      - Increased development efforts related to the CyberGuard Firewall for Windows NT Operating System and the next generation UNIX-based CyberGuard Firewall solution.

      - Increased costs and hirings associated with running the network security division as a stand-alone entity following the sale of the Real-time division to Concurrent in June 1996.

      - Increased costs and hirings associated with customer support, presales and post-sales activities.

     The net loss for the quarter ended March 31, 1997 was $0.9 million compared to $1.8 million in the prior year's quarter. For the current quarter, the Company recognized a gain of approximately $0.8 million through the sale of 1 million shares of Concurrent Common Stock (obtained by the Company through the conversion of a portion of Concurrent Preferred Stock holdings into Concurrent Common Stock). In addition, the Company wrote off $0.2 million of the cumulative foreign currency translation adjustment in the current quarter which was attributable to the Company's former foreign subsidiaries sold to Concurrent in June 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The nine month period ended March 31, 1997 compared to the nine month period
----------------------------------------------------------------------------
ended March 30, 1996
--------------------

NET SALES

     Net sales were lower in the nine month period ended March 31, 1997 compared to the nine month period ended March 30, 1996 primarily as a result of discontinued Real Time product revenues resulting from the sale of the Real Time product division which was sold to Concurrent in June 1996. Overall net sales were $10.2 million for the nine months ended March 31, 1997, compared to $34.3 million for the nine months ended March 30, 1996. The prior year's nine month period included $29.0 million of Real Time product revenues. The remaining $5.3 million in revenues for the nine month period ended March 30, 1996 relate to sales of the Company's CyberGuard Firewall and related security products. This $5.3 million in revenues compares to $10.2 million in CyberGuard Firewall sales for the nine months ending March 31, 1997. The increase of $4.9 million or 84% is attributable to expanded sales efforts and an overall rise in market demand for network security products.

     For the respective nine month periods, international Firewall and security product revenues accounted for 60% of sales in 1997 and 46% of sales in 1996. Firewall related service revenues increase by 123% to $0.6 million for the nine month period ended March 31, 1997 compared to $0.28 million for the nine month period ended March 30, 1996. This increase is due to an increased number of installed units.

GROSS PROFIT

     As a percentage of net sales, the gross profit increased for the nine month period ended March 31, 1997 to 48.6% as compared to 46.1% for the nine month period ended March 30, 1996. The gross profit for Real Time product sales included in the nine months ended March 30, 1996 results was $14 million or 94% of the gross profit margin. Gross profit for Firewall and security products, considered separately from Real Time products, for the nine months ended March 30, 1996 was $1.7 million or 6% of the total gross profit. In comparing the gross profit for network security products in 1996 to the gross profit for the nine months ended March 31, 1997, the gross profit increased from 32% to 54% and can be directly attributed to CyberGuard Firewall version 3.0 systems which began shipping in October 1996. CyberGuard Firewall version 3.0 systems provides higher gross profit than earlier versions of CyberGuard Firewalls shipped during the nine month period ended March 30, 1996.

OPERATING EXPENSES AND NET LOSS

     Expenses decreased for the nine months ended March 31, 1997 by $14.0 million to $10.8 million from $24.8 million for the nine month period ended March 30, 1996. This $14.0 million decrease is due primarily to the elimination of operating expenses to support the Real Time products division. Expenses related to the development, marketing and support of the CyberGuard Firewall and related security products increased for the nine month ended March 31, 1997 to $10.8 million compared to $5.4 million for the nine months ended March 30, 1996. This increase relates to additional staffing to support the development of the CyberGuard version
     3.0 and CyberGuard Windows NT version Firewalls, the SAFENET Enterprise VPN Products, and additional expenditures to promote and market these products and additional costs incurred to operate the secure division as a stand alone entity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For the nine months ended March 31, 1997, the Company recognized a $4.4 million loss on the sale of Concurrent Corporation securities received from the sale of the Real Time product division to Concurrent. There were no corresponding transactions for the nine month period ended March 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company had cash and cash equivalents on hand of $6.4 million representing an increase of $2.8 million from $3.62 million as of June 30, 1996. Additionally, marketable securities on hand were $1.3 million as compared to $13.6 million at June 30, 1996. The decline is due to the sale of Concurrent Computer Corporation common stock that the Company received on June 26, 1996 for the sale of its Real Time division. Accounts receivable increased by approximately $1.2 million since June 30, 1996 as a result of increased sales efforts on a world-wide basis and extended payment terms provided to the new resellers. Inventory increased by $1.3 million as the Company established base-level inventory stocking levels to support short lead time customer shipments for both the Motorola based CyberGuard Systems purchased from Concurrent Computer Corporation and Intel-based systems purchased to support CyberGuard version 3.0 orders. Approximately $0.3 million inventory represents the large number of in use/in process customer evaluations on hand at March 31, 1997. Machinery and equipment additions amounted to $0.7 million for the nine months ended March 31, 1997. These additions were used for development and demonstration equipment related to the Company's Intel-based 3.0 product line. The ability to meet the Company's obligations while continuing to invest in the development of intellectual property and the marketing and promotion of the Company's security products will depend upon, among other things, the ability of the Company to derive sources of liquidity from non cash assets such as accounts receivable and inventory, and/or the Company's ability to obtain additional debt or equity funding. Currently, the Company is in discussions with several entities regarding alternative debt or equity financing. There can be no assurance however that such additional financing will be available to the Company on acceptable or competitive terms.

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

PART II. OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS OF FORM 8-K

          (a)  Exhibits:

                  27   Financial Data Schedule

          (b) On April 23, 1997 the Company filed a current report on Form 8-K dated April 9, 1997 and reported on Item 2 thereof the acquisition by the Company of substantially all the assets of TradeWave Corporation, a Delaware corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 13, 1997                   CYBERGUARD CORPORATION



                                     By: /s/ ROBERT L. CARBERRY
                                        -----------------------------------
                                        ROBERT L. CARBERRY
                                        Chairman, President and Chief
                                        Executive Officer




                                     By: /s/ PATRICK O. WHEELER
                                        -----------------------------------
                                        PATRICK O. WHEELER
                                        Vice President of Finance and Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer)