Form 10-K405
period 1997-06-30
CYBERGUARD CORP
filed 1997-09-29
CIK 927133

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT UNDER SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                               OR

      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER: 0-24544
                             ---------------------
                             CYBERGUARD CORPORATION
             (Exact name of Registrant as specified in its charter)

                FLORIDA                         65-0510339
    (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)       Identification number)

     2000 WEST COMMERCIAL BOULEVARD
               SUITE 200
        FORT LAUDERDALE, FLORIDA                  33309
(Address of principal executive offices)        (Zip Code)

      Registrant's telephone number, including area code:  (954) 958-3900

       Securities Registered Pursuant to Section 12(b) of the Act:  NONE

 Securities Registered Pursuant to Section 12(g) of the Act:  COMMON STOCK, PAR
                              VALUE $.01 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $77,014,314 (based upon the closing sale price of $9.88 per share on the Nasdaq National Market System on September 23, 1997).

     As of September 23, 1997 8,015,557 shares of the Registrant's $0.01 par value Common Stock were outstanding.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     CyberGuard Corporation (the "Company") is a leading Internet and Intranet security solutions provider to Fortune 1000 and other companies and Government agencies worldwide. The Company's CyberGuard firewall and related security products comprise a software suite of products that are designed to protect the integrity of electronic data and customer applications from unauthorized individuals and digital thieves. The Company extended its product offering with the April 1997 formation of its TradeWave subsidiary. TradeWave provides digital certificate authority products and services to safeguard electronic commerce applications.

     The Company is the former Computer Systems Division of Harris Corporation ("Harris") and was incorporated in August 1994 for the purposes of consolidating such division's Real-time and trusted computer businesses in a separate corporate entity. On October 7, 1994, Harris effected a tax-free distribution, on a pro rata basis to its shareholders, of all of the Company's issued and outstanding capital stock. In May 1995 the Company separated its business operations into two units: the Real-time Computing Business and the Trusted Systems Division, which developed network security products. Effective June 30, 1996, the Company sold to Concurrent Computer Corporation ("Concurrent") the assets of its Real-time computer business. With the completion of this transaction, the Company is focused solely on the business of developing and marketing security solutions which include firewall products, authentication products, content/virus scanning products, certificate authority solutions and comprehensive service and support.

     Unless otherwise indicated, references in this Item 1 to the "Company" with respect to periods before the Real-time Sale (described below) are to the Company's Trusted Systems Division.

     The Company expanded its security products and service offering with the formation of its TradeWave electronic commerce subsidiary. The TradeWave subsidiary, located in Austin, Texas, began operations in April 1997 following the completion of the purchase of the related business assets from Sun River Corporation. The Company's TradeWave subsidiary specializes in electronic commerce solutions and operates OASIS, one of the largest electronic commerce/certificate authority applications using the Internet. OASIS supports the trading of excess electrical capacity for the public utility industry and has over 400 customers trading in excess of $25 billion annually.

     Information in this report contains forward looking statements that involve risks and uncertainties. The Company's actual accomplishments and results may differ significantly from those discussed in the forward looking statements. See
Item 7, "Management's Discussion and Analysis" for a more complete statement of information regarding forward looking statements.

INDUSTRY BACKGROUND

     CyberGuard competes in the network security and electronic commerce markets. Network security has historically been the focus of primarily those businesses in security-sensitive industries such as healthcare, financial services, insurance, telecommunications, government and others. Businesses in these industries historically maintained a secure network environment by isolating their networks privately and allowing only authorized users to connect to their privately managed networks.

     In recent years, organizations have increasingly begun using the TCP/IP protocol for their enterprise networks or using the Internet as an inexpensive alternative to establishing their own wide area networks. An enterprise network that uses the TCP/IP protocol is called an "intranet." An intranet can extend internal information systems and enterprise applications to geographically dispersed facilities, remote offices and mobile employees using personal computers running on incompatible operating systems. Using any "web browser," an employee can view electronic information notwithstanding the incompatible operating systems utilized by the employee and the information source. In many cases, different departments within the same organization can create "home pages" used to share information among coworkers. The increasing ability to interconnect with disparate enterprise units has increased the use of mobile or "nomadic" computing by which users connect to enterprise networks from remote offices and while traveling. The increasing use of the non-proprietary TCP/IP network protocol for internal network communications is due, in large part, to
(i) the widely distributed nature of such protocol, (ii) the fact that TCP/IP network protocol support is available on nearly all types of computer systems currently manufactured, and (iii) cost considerations.

     As popularity and use of the Internet and intranets for business applications has increased, companies have become increasingly concerned that data collected and stored electronically by organizations might be vulnerable to access by unauthorized users, including certain of a company's own employees. This concern is due in part to the fact that the TCP/IP protocol is particularly susceptible to penetration, and, as a result, interest in and purchases of firewall software to protect enterprise networks have increased. In February 1996, International Data Corporation ("IDC") estimated that the worldwide firewall market would grow from $160 million in 1995 to an estimated $987 million in 2000.

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

     The following elements are principal means for protecting organizations from digital mischief. These elements require substantial integration and interoperability to smoothly implement an organization's security policy.

     Security Policy. Security products will not do much good unless they follow a well thought enterprise security policy. Creating a policy requires cooperation between information technology staffers, business unit managers and senior executives. Generally, a policy should follow one of two philosophies. The first is, "That which is not expressly prohibited is permitted." The second is, "That which is not expressly permitted is prohibited." The former is less intrusive but will not provide maximum protection. The latter requires discussion and support from management because it affects workflow of the entire organization -- all the way down to rules for locking offices and filing cabinets, and discarding waste paper. The use of security technology such as a firewall generally is associated with the second philosophy.

     LAN Security. Popular local area network operating system software provides many security options -- many of which are seldom used. Network managers can immediately improve protection by implementing security features such as log-in restrictions on specific workstations, days of the week and hours of the day. More stringent password policies also create extra barriers, such as increasing the minimum password length and forcing regular password changes. Another overlooked area is share-level security rarely used with appropriate precision. Rigorous application of LAN security features can bolster protection from internal breaches.

     Firewalls. Firewalls provide access control. They usually are aimed at preventing external security breaches, but also can provide additional internal security for corporate intranets. Firewalls are a combination of software and hardware, usually consisting of a fast workstation located outside the LAN but inside the router link to the Internet. To be effective, all network traffic must pass through the firewall, whether going to the outside world or entering the LAN. The firewall permits only authorized traffic to pass either way. And the firewall must be impervious to unauthorized penetration. Premium firewalls run on special versions of the UNIX operating system, although Windows NT-based versions are starting to see some use. Some firewalls also support ancillary special features, such as Web URL filtering.

     Firewall features and the underlying operating system of the firewall generally determine the level of security which the firewalls provide. Presented below is the security spectrum of firewall products available today.




                                     CHART





Generally, these technologies build on each other so that the most secure technologies can also perform the functions of the less secure ones and, depending on price and other factors, can serve markets for such products.

     Encryption. Encryption is a data-scrambling technique that prevents information from being read by unauthorized people. It is used to protect data packets during transmission from one point to another. Encryption can be implemented in two ways: from the PC that originates the data, or from the server or Internet connection device that passes the data outside the LAN. Protected data is decrypted by a reciprocating destination LAN server or PC. Digital key technology is a common means of implementing encryption. A digital key bearing a secret value is used to encrypt data. Decryption can occur only by someone who possesses the same key -- much like secret agents passing coded messages from behind enemy lines. Encryption is a common security technique used to protect Virtual Private Networks (VPNs) and standard intranets.

     Anti-Virus. A computer virus modifies programs and data, sometimes in an innocuous manner and sometimes with malicious intent. Some viruses erase applications and data from systems. Anti-virus protection software can be run from individual workstations or from a network server or firewall. This software scans incoming files and attachments to E-mail messages to protect PCs and the LAN from infection.

     Identification and Authentication. On the Internet, no one can see who is using the system. Digital identification technology is used to identify who you are before you start using an information system. Authentication is the means for proving to the system that you actually are the person you claim to be. This is similar to the process of signing a check, then showing a driver's license and a major credit card to a store clerk. Digital identification and authentication employs passwords, keys, physical tokens, badges and smart cards -- even fingerprints or voiceprints in advanced systems. Digital identification and authentication are particularly important for securing electronic commerce which mostly operates outside the protection of a corporate intranet's security infrastructure.

     Certificate Authority. Applications requiring absolute user identification employ digital signatures managed by a trusted organization called a certificate authority. Digital signatures are locked and unlocked with electronic keys, and filed in a directory of certificates that identify users owning the keys. A trusted organization called a certificate authority manages and distributes these certificates with their corresponding keys. A certificate authority can be an in-house department or a third-party service provider. It is responsible for the complex process of registering new users, securing Web servers, distributing and updating private keys and certificates, recovering lost or forgotten keys and maintaining audit trails. A certificate authority is required for large electronic commerce applications such as the Open Access Same-time Information System (OASIS), which underpins deregulated trade of electric power transmission between more than 400 electric utilities and cooperatives throughout the United States.

THE CYBERGUARD SOLUTION

     The Company's secure operating system and secure networking software technologies allow it to position the CyberGuard product suite to address the broad range of customer requirements in the commercial network security market. Generically speaking, a firewall consists of a firewall application, an operating system and networking software, each playing an important role in the receipt and processing of data through the firewall. In standard network security products, only the firewall application has been designed to resist penetration by an attacker, leaving the operating system and network software unsecure. Therefore, an attacker can penetrate a standard firewall through the unsecure operating system or networking software. The Company's CyberGuard Firewall uses a secure operating system and secure networking software to prevent network penetration by requiring network communication to pass through the firewall application.

     The graphic presentation below depicts the three major components of a firewall system and demonstrates the fundamental security deficiency of an application-only solution as compared to the CyberGuard Firewall.






                                     CHART







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

     The Company's secure operating system and networking software have been rated by the Network Computer Security Center ("NCSC") at a B1 level. The NCSC ratings range from D (systems with minimal security) to A1 (systems with assured security). Certain agencies of the United States government have incorporated the NCSC ratings into their procurement requirements, and commercial users, while not having specific NCSC-rating requirements, often look to an NCSC rating as an indication of the product's proven reliability. The Company's CyberGuard Firewall is the only commercially available firewall built on an integrated operating system and networking software with a rating as high as B1. These components have also been successfully evaluated by the Centre d'Electronique de l'Armement ("CELAR") in France and United Kingdom against the European Information Technology Security Evaluation Criteria ("ITSEC"). The Company has completed a two-year evaluation process with Logica U.K. and has received the E3 rating for its products which, in the Company's opinion, has increased the marketability of the CyberGuard Firewall in international markets. Logica U.K. is an international industry-sponsored agency. Additionally, the Company has completed a similar E-3 evaluation process with the Australian Defense Security Directorate (DSD) and has been granted the E-3 level for that country.

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

STRATEGY

     The markets for network security products, systems and services continues to grow at rapid rates. Strategically, CyberGuard believes that it has established a core competence in the area of firewall application and related secure operating systems and network programs. This competency should be extensible into the related areas of authentication and encryption, in the form of both products and services. The process for planning the extension of its core competency and establishing the strategic direction for the Company consists of identifying the markets the Company chooses to serve, the products and services appropriate for those markets, and the distribution channels required to deliver such products and services to such markets. Finally, the overall business case for each possible extension or new market opportunity remains the ultimate criteria for entry into new markets. Each of these strategic process steps is briefly summarized below:

          The Markets CyberGuard Chooses to Serve. The focus of the Company begins with its customers and determining which markets its chooses to serve. Market research, released in January 1997 by the United Bank of Switzerland (UBS) indicates that from 1995 through the year 2000, there is a projected revenue growth of 44% in the firewall market, which is currently the market for the Company's products. This is the core business area for the Company which it intends to continue to serve. The market research further indicates that the rapidly growing related product areas of authentication and encryption, which further extend the level of security provided to our customers by the firewall product, offer new business opportunities for CyberGuard. The Company plans to address these market opportunities as well.

                CYBERGUARD -- ELECTRONIC INFOSEC SOFTWARE MARKET

CHART

CHART

CHART
---------------

Source: UBS Securities LLC January 1997

          Core Product Transition. CyberGuard's core firewall business has been based upon the CyberGuard Firewall Release 2 product line which employs a proprietary hardware platform. A key part of the Company's strategy to improve the overall profitability of the business was the October 1996 introduction of its CyberGuard Firewall new release 3 product line based upon the Intel(TM) Personal Computer (PC) platform. This product line offers the customer a broader choice of PC hardware platforms with better prices. Additionally this product line allows CyberGuard to transition to a software and services company; and provide significantly improved profit margins In the first quarter of introduction, Release 3 products accounted for nearly 40% of total unit sales. During the period January 1, 1997 to June 30, 1997, the Release 3 product was recognized with eight separate "best of breed awards" from major trade press evaluations. Most important was the positive impact on the Company's gross margin since introduction of the CyberGuard Firewall Release 3 into the CyberGuard product line (see Management and Discussion Analysis). The Company intends to further extend its core firewall product line to include intranet products with the introduction of a Microsoft NT(TM) based

     CyberGuard Firewall. This product would be developed with specific product attributes such as proxies which support various work group environments to better position to address the Intranet market.

          Extending Distribution Channels. CyberGuard has continued to focus on matching the company's distribution channels to the markets it serves and in particular to those vertical industries, such as finance, healthcare and communications, that account for a significant amount of the total dollars spent on network security products and services. On a world-wide basis, the Company's strategy is to increase the amount of product provided to the market through the reseller channel. Two key reseller relationships were entered into during the past year with Data General Corporation and with Tech Data Corporation. The Data General relationship includes their "pre-loading" the CyberGuard Firewall product on a Data General AViiON personal computer and offering the combined product to the market place as the "Firewall in a box" integrated system. Tech Data, with more than 70,000 resellers worldwide, has agreed to distribute the CyberGuard product line beginning with the CyberGuard NT firewall.

          Strategic Corporate Initiatives. The UBS market research indicates that the future market direction for the network security industry includes the growing demand for products and services associated with the authentication and encryption portions of network security. During this past year, CyberGuard acquired the assets of TradeWave, formerly an operating division of SunRiver Corporation. TradeWave develops and sells a suite of authentication and encryption products and services. TradeWave also operates one of the largest electronic commerce networks in the United States referred to as the OASIS network. The OASIS application is associated with the electric power utility industry and is projected to conduct more than $25 billion worth of transactions of this network in calendar year 1997. This acquisition is consistent with the market direction of the network security industry and allows CyberGuard rapid entry into this developing strategic market.

PRODUCTS AND SERVICES

  Products

     The Company's products are used to secure access to distributed electronic data and to safeguard the integrity of electronic commerce applications. The products offered by the Company include the CyberGuard Firewall, the TradeVPI suite of software products developed by the Company's TradeWave subsidiary and related third party products offered by the Company with its strategic partners. Additional information regarding each of these products is presented below.

     CyberGuard Firewall. The CyberGuard Firewall is built upon the Company's B1-evaluated secure operating system and secure networking software. The CyberGuard Firewall includes the following features:

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

          Virtual Private Networking. The CyberGuard Firewall supports a variety of Virtual Private Networking ("VPN") products, including the SafeNet product offered jointly by the Company and by Information Resource Engineering, Inc. ("IRE"). VPN products provide a mechanism for establishing a logically separate network between multiple CyberGuard Firewall systems. This logical network supports fully encrypted communication among the machines of the network. PVN supports high-performance encrypted communication between CyberGuard Firewalls, distributed SafeNet/LANs and any of three remote user options. Additionally, centralized security management of all encryption and firewall products is offered with the option of outsourcing management functions.

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

     Originally introduced in October 1994, the CyberGuard Firewall was a combined hardware/software solution which ran exclusively on the Concurrent Nighthawk UNIX platform. In October 1996, the Company introduced the version 3 CyberGuard Firewall which is based on the SCO UNIXWare(TM) operating system. The version 3 CyberGuard product is a "software only" solution that runs on all industry-standard Intel(TM) pentium-based platform from leading suppliers such as IBM, Hewlett Packard, Compaq and Data General. The recently introduced version 4 CyberGuard Firewall includes new product features such as centralized firewall management and embedded virus checking.

                                                       DATE OF
                                                        FIRST
PRODUCT                                                SHIPMENT               DESCRIPTION
-------                                                --------               -----------
                                         (CALENDAR QUARTERS)
CyberGuard Firewall:
  Version 1..........................................   Q4 1994  Commercial firewall built on an evaluated
  Version 2..........................................   Q1 1995    secure operating system and secure
  Version 3..........................................   Q4 1996    networking software. Features included
  Version 4..........................................   Q3 1997    packet filtering, security alarms,
                                                                   auditing and application proxies.
Graphical User Interface.............................   Q1 1996  Point-and-click administration
Split Domain Name Service............................   Q1 1996  Hides internal host names to
                                                                   complicate hacker attempts
High Availability CyberGuard Firewall................   Q1 1996  CyberGuard feature designed to ensure
                                                                   minimal network downtime
Virtual Private Networking...........................   Q4 1995  Encrypted firewall-to-firewall link
WebTrack URL Blocker.................................   Q1 1996  Monitors and controls access to
                                                                   selected WWW sites

                                                       DATE OF
                                                        FIRST
PRODUCT                                                SHIPMENT               DESCRIPTION
-------                                                --------               -----------
                                         (CALENDAR QUARTERS)
Token Authentication Devices:
  Enigma Logic.......................................   Q3 1995  Authenticates network users through use
  Axent Technologies.................................   Q1 1997    of token authentication cards in place
  Security Dynamics..................................   Q2 1996    of static password
Informix Online/Client Server Systems................   Q4 1992  Secure database tool for server and
                                                                   electronic commerce applications
CX/SX Secure Operating System........................   Q2 1989  B1-evaluated secure operating system
LAN/SX Secure Networking Software....................   Q3 1990  B1-evaluated secure networking software
Centralized Management...............................   Q3 1997  Allows multiple firewalls to be
                                                                   administered and monitored from a
                                                                   central location
Virus scanning.......................................   Q3 1997  Scans packets and files at the
                                                                   Firewall to detect computer viruses

     TradeVPI. The TradeVPI product suite from TradeWave provides a software framework for secure electronic commerce transactions: encryption, authentication, integrity, non-repudiation and authorization. The current TradeVPI product family includes:

                                                       DATE OF
                                                        FIRST
PRODUCT                                                SHIPMENT               DESCRIPTION
-------                                                --------               -----------
                                         (CALENDAR QUARTERS)
Trade VPI............................................   Q2 1997  TradeAgent Client software for Web
                                                                   browsers, TradeAgent Server
                                                                   software for Web servers, and
                                                                   TradeAccess Control Server software
                                                                   for certificate-based access
                                                                   management
TradeAgent SDK.......................................   Q2 1997  Software developer's toolkit to
                                                                   support secure programmatic access
                                                                   without a browser or interactive
                                                                   user
TradeAuthority.......................................   Q2 1997  Third party certificate authority.
                                                                   Online registration and approval
                                                                   according to an organization's
                                                                   security policies

     Third Party Products and Services. Through strategic alliances, the Company offers certain network security products for use with the CyberGuard Firewall. These products include:

          WebTrack URL Blocking. Together with its CyberGuard Firewall, the Company offers WebTrack, a product developed by Webster Network Strategies (a division of Secure Computing). WebTrack is a software product that monitors and controls access to non-business related WWW sites such as pornography, hate speech, on-line shopping, job searching and sports. The Company offers WebTrack through a strategic alliance with Webster Network Strategies.

          Token Authentication Products. With the CyberGuard Firewall, the Company offers a number of third-party token authentication devices, including those offered by the Company through alliances with Axent Technologies, Security Dynamics and Enigma Logic, among others. Token authentication devices provide for an alternative to the use of static passwords for user authentication, resulting in reduced likelihood of system penetration through the reuse of an old password.

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

          Secure Operating Systems. The Company offers secure operating systems based on the Intel Pentium and Motorola RISC technologies. The Company's CX/SX operating system is a multi-threaded, fully preemptive operating system for high performance, secure UNIX-based applications. The Company's CX/SX operating system has received rigorous evaluation from the NCSC in the United States and CELAR in France. The NCSC performed an evaluation of the Company's CX/SX operating system and subsequently granted it a B1 security rating. The Company anticipates it will submit its latest secure operating system release based upon UnixWare 2.0, as well as future releases for secure Windows NT-based systems, for similar U.S. and international-based evaluations.

          Secure Networking Software. The Company's LAN/SX product is a secure network software product that provides a multi-level secure interface between CX/SX and a heterogeneous networking environment. The NCSC performed an evaluation of the Company's LAN/SX operating system and subsequently granted it a B1 rating.

  Services

     System Integration Services. The Company offers a number of systems integration services, both directly and through strategic alliances, with the purpose of offering customers network security expertise for their particular networking environment. In addition, the Company markets several specific types of pre-packaged consulting services relating to, among others, penetration testing, Internet gateway security and technical evaluation, system security, corporate data security policies and management control, network security policy and management control, Internet security policy and management controls, network security analysis, and information security training.

     Key Management Services. The Company has announced and is currently bidding service-type arrangements to outsource the setup and sustaining operations for customers who wish to employ Virtual Private Networks and certificate authorities. The Company will manage network security products such as encryption tokens and firewalls as a turn-key option through the partnerships with IBM, IRE and other potential third party providers.

PRODUCT DEVELOPMENT

     The following table shows the significant products and product enhancements that the Company expects to introduce during the last quarter of calendar year 1997 and during calendar year 1998.

PRODUCT                                                   INTRODUCTION                 DESCRIPTION
-------                                                -------------------             -----------
                                            (CALENDAR QUARTERS)
CyberGuard Intranet Firewall.........................        Q4 1997         Windows NT based firewall with
                                                                               intranet-specific features
Integrated link-level encryption.....................        Q1 1998         Provides secure communications
                                                                               from firewall-to-firewall and
                                                                               remote user-to- firewall.
                                                                               This effort will integrate
                                                                               CyberGuard firewall and
                                                                               TradeWave Trade VPI
                                                                               technologies

PRODUCT                                                   INTRODUCTION                 DESCRIPTION
-------                                                -------------------             -----------
                                            (CALENDAR QUARTERS)
ITSEC Evaluated Firewall.............................        Q2 1998         ITSEC Evaluation of Windows NT
                                                                               and UNIXWare firewalls
Firewall integration with B2 operating system........        Q2 1998         Firewall product which is
                                                                               integrated with an operating
                                                                               system which has received a
                                                                               "B2" evaluation from the NCSC
NT based Internet Firewall...........................           1998         Microsoft NT based firewall
                                                                               with Internet features similar
                                                                               to the UNIX-based firewall
Browser-based administration.........................           1998         Firewall administration via
                                                                               Netscape/Microsoft Explorer
                                                                               based browsers.

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

     Development of new products and features is performed by the Company's internal engineering staff and through third-party licensing. The Company has 45 employees devoted to product development and expects to increase this number modestly during fiscal year 1998. The Company supplements the development staff from time to time with contract engineers as needed to meet product demands in the market. For the fiscal year ended June 30, 1997, the nine-month period ended June 30, 1996 and the fiscal years ended September 30, 1995 and June 30, 1994, the Company spent $4.7 million, $2.9 million and $1.5 million and $1.6 million, respectively, on research and development, an equivalent of 30%, 40%, 31%, and 18% of total sales during such periods, respectively. These amounts include software development costs that have been capitalized during such periods.

JOINT PRODUCT DEVELOPMENT AND STRATEGIC ALLIANCES

     In July 1996, the Company entered into an agreement with Information Resource Management Inc. ("IRE") of Baltimore, Maryland to jointly develop and market a family of security products for VPN applications on the Internet. VPN's offer a secure, cost-effective alternative to private leased communication lines. This suite of products, offered under the Safenet/Enterprise name, first shipped in December 1996 and is currently marketed and sold through the direct sales forces and reseller partners of each company. The Company believes the Safenet/Enterprise products offer advantages in the cost and implementation of processing secure encrypted information as a turnkey security solution.

     In December 1996, CyberGuard and Santa Cruz Operations (SCO), the world's largest supplier of UNIX server and host applications, announced a strategic joint marketing agreement that allows the two companies to market the CyberGuard Firewall to SCO's premier resellers and major accounts worldwide. SCO's premier resellers consist of over 100 top resellers who specialize in UNIX application software integration and training. Since January 1997, the Company has signed several of the SCO premier resellers who actively market and/or recommend the products of both CyberGuard and SCO.

     In June 1997, the Company and Data General Corp. entered into a joint development and marketing agreement to offer the CyberGuard Firewall on Data General's AViiON line of network servers. As part of the agreement, Data General announced its SECURELiiNE product offering which includes a preconfigured hardware/software "firewall in the box" solution featuring the CyberGuard Firewall product. This product is expected to be marketed through Data General's direct sales force and authorized reseller channels. Another aspect of the Data General agreement calls for Data General to include CyberGuard's NT-based Firewall into the SECURELiiNE offering following its introduction which is expected in Q4 of calendar 1997. Finally, under the development portion of the agreement, the Company has committed to port its CyberGuard Firewall product to Data General's DG/UX "secure" operating system which is currently being evaluated for B-2 certification by the NCSC.

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

     The Company has alliances for the purpose of reselling the Company's products with several strategic partners, including BTG Inc. and Electronic Data Systems Corp. ("EDS"). The Company has additional strategic resellers outside the United States, which include Nissin Electric Co., Ltd., and Hucom, Inc. (Japan), Concurrent Computer Company (Russia) and QPSX Communications Limited, a subsidiary of Australia's Telstra Corporation.

     The Company has also entered into product-related strategic alliances with Axent Technologies Inc., Security Dynamics, Inc., Entrust and PC Security Ltd. to offer a variety of value-added products to its CyberGuard Firewall and TradeVPI family of products. In March 1996, the Company announced a strategic alliance with Webster Network Strategies to provide the WebTrack Internet monitoring and blocking service on the CyberGuard Firewall. In June 1997, the Company announced a strategic alliance with Elia Shim Inc. to include its virus scanning software engine as a standard feature for CyberGuard Firewall products. The Company also has strategic alliances with Informix, Inc. and Oracle Corporation to provide database or database proxy support on the Company's Firewall and Secure Server products. As a charter member of the IBM Commerce Print Program, the Company's TradeWave subsidiary has partnered successfully with IBM. Today the two companies jointly support the certificate authority processing for the OASIS Program.

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

CUSTOMERS AND MARKETS

     End-users of CyberGuard products include commercial businesses, government agencies, public-utility consortiums, and educational institutions. In most cases, CyberGuard supplies its product to authorized resellers, distributors, business partners, or system integrators who ultimately sell to and support the end-users. The Company in turn supports these reseller channels which are marketed by the Company's direct sales force. The Company's current and prospective commercial customers include medium to large domestic and multinational companies that routinely create and store proprietary and/or highly sensitive information which is accessible via corporate networks including Intranets and Extranets (wide area networks). These customers are likely to consider network security and network throughput performance as decisive factors in their procurement decisions. Target markets for the Company's products include financial institutions, financial news services, insurance companies, health care institutions and companies who market electronic commerce applications to businesses and consumers.

     For the year ended June 30, 1997 sales to Hucom Inc., a Japanese reseller of CyberGuard product, accounted for 11% of the total revenues of the Company. No other single customer accounted for more than 10% of sales for the current fiscal year. See note 19 of Notes to the Company's Consolidated Financial Statements. The loss of Hucom as a customer could have a material adverse effect on the Company's business, financial conditions and results of operations.

Sales of CyberGuard Firewalls and related products include government-related customers, but are sold on the same terms and conditions as to non-government-related commercial customers. During the fiscal years ended June 30, 1997, June 30, 1996 and September 30, 1995 sales of CyberGuard Firewalls and related products to agencies of the United States government and its contractors accounted for 9%, 51% and 43% respectively of overall sales for such products. Sales of secure operating systems and secure networking software sold separately from CyberGuard Firewalls have been primarily to government agencies (both in the United States and internationally), including the United States government and government contractors. During the nine-month period ended June 30, 1996, total sales to the British MOD were 8% of the Company's sales, and during the fiscal year ended September 30, 1995, a single government-related customer accounted for 39% of the Company's sales. There were no equivalent sales for the fiscal year ended June 30, 1997.

SALES, MARKETING AND DISTRIBUTION

     The Company has established a broad range of indirect channels by which to market its products in the United States and internationally, including VARs, distributors and manufacturers' representatives, as well as direct sales representatives. Within the last 18 months, the Company has entered into contracts with over 40 VARs, distributors, and manufacturing representatives to resell its products. Key resellers and distributors include: Hucom Inc., EDS, Tech Data Corporation, Dacom Corp., EMJ America, Inc., Lucent, QPSX Communications Limited, a subsidiary of Australia's Telestra Corporation, Public IP Exchange Limited, a U.K. subsidiary of UUnet Technologies, and Nissin Electric Co. LTD (a member of Japan's Sumitomo Group). During the year ended June 30, 1997, the indirect marketing channels for the Company's products accounted for 57% of the Company's sales. See also "Strategic Alliances" above. The Company is seeking to expand its indirect sales channels for the marketing of its products and has a goal to have its indirect channels account for 80% of its sales by the end of fiscal year 1998.

     The Company employs 24 sales representatives and maintains sales offices in Atlanta, Georgia; Boston,Massachusetts; Chicago, Illinois; Dayton, Ohio; Fort Lauderdale, Florida; Dallas and Austin, Texas; Los Angeles and San Francisco, California; New York, New York; Washington, D.C.; London, England; Paris, France; Munich, Germany and Ottawa, Canada. The sales force focuses its sales and marketing efforts towards customers and VARs in selected vertical markets such as healthcare, financial services, insurance, telecommunications and electronic commerce application providers. The Company's sales staff also solicits prospective customers and provides technical advice and support with respect to the Company's products.

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

     The Company focuses its direct and indirect marketing efforts on commercial businesses that the Company perceives as having a need for network security due to the sensitive nature of data they collect or due to the devastating potential impact of computer "hacking." The Company intends to address this market both with its direct sales force and through indirect channels such as VARs and systems integrators who already serve such markets. The Company also believes its products are particularly well suited to Internet service providers ("ISP"), electronic commerce service providers ("ESPs") and Internet-based retailers of subscription products and services.

COMPETITION

     The market for network security products is intensely competitive and characterized by frequent technological change. The Company believes that competition in this market is likely to persist and to intensify if demand for network security products continues to increase.

     In the market segments requiring the highest levels of network security, the Company competes with Secure Computing and Trusted Information Systems Inc., which also offer a firewall with a security enhanced operating system. The Company also competes with manufacturers of proxy application firewalls and hybrid systems, such as Check Point Software Technologies LTD, V-One Corp., ANS Inc. and Raptor, whose products lack a secure operating system but might nonetheless be considered competing products by some consumers. The Company competes with a number of manufacturers, such as Cisco, whose products consist mainly of network routers which offer embedded firewall features (such as packet filtering rules). These products may be considered to be alternatives to the Company's. In addition, companies such as IBM, DEC and Sun sell products with similar features and functions that could be considered competitors of the Company's. In addition, certain companies, such as Microsoft and McAfee, that have historically provided shrink-wrapped software products have now begun to offer network related security products that could eventually compete with the Company's firewall products.

     With the acquisition of TradeWave Corporation in April 1997, the Company now competes in the relatively new and rapidly evolving market for electronic commerce security products. Within this market, the Company competes with digital certificate providers such as Verisign Inc., as well as traditional Web browser products such as Navigator from Netscape and Explorer from Microsoft. Additionally, since many of the electronic commerce applications require some level of customization or multi-product integration, customers may elect to develop the products "in-house" after procuring the underlying software technology from companies such as Entrust. While the Company believes that it does not compete against manufacturers of other classes of security products, such as token authentication or encryption, due to the complementary functions performed by such other classes, the Company's customers may perceive such other companies as competitors of the Company.

     Most of the Company's competitors offer network security products based upon Microsoft's NT operating system that compete with the Company's products. The Company believes that its customer base will broaden as a result of the commercial introduction of its own NT firewall scheduled for introduction in calendar Q4 1997. However, there can be no assurance that the Company's NT firewall product, if introduced as planned, will achieve broad market acceptance or that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other competitive resources. Certain of the Company's competitors may determine, for strategic reasons, to consolidate, substantially lower the price of their network security products or bundle their products with other products, such as hardware products or other enterprise software products. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves, with existing or potential customers, resellers or other third parties. For example, Compaq Computer Corporation maintains a financial interest in Raptor and agreed to bundle Raptor's network security software with certain of its product offerings.

     The Company believes that the principal competitive factors affecting the market for computer and network security products include the product's level of security, performance and reliability (particularly maximum levels of throughput), technical features including interoperability, ease of use, capabilities, customer service and support, distribution channels and price. Based upon its understanding of the features of the products and services offered by the Company's competitors, the Company believes that its products currently compete favorably with respect to such factors. Based upon its experience and understanding of the existing network security market, the Company believes that potential purchasers of the Company's security products who do not differentiate between the level of security provided by competing security products are as likely to base their purchasing decisions on price, ease of use, or other considerations as they are to base such decisions on the level of security provided. In circumstances where a potential purchaser's primary concern is the level of security provided by products being considered, the Company, based upon its understanding of the features in products and of the services offered by the Company's competitors, believes that its products compete favorably.

     Additionally, the Company believes a key competitive factor in the network security market is a computer system's security rating by intelligence and other government agencies such as the NCSC and ITSEC. The CyberGuard Firewall is the only commercially available firewall built on an integrated secure operating system and secure networking software components that are rated B1 by the NCSC. The Company's secure operating system has also successfully completed evaluation by CELAR. In March 1997 the CyberGuard firewall successfully completed its ITSEC Certification testing in the United Kingdom and was awarded an E-3 rating allowing it to be utilized for restricted government programs. The CyberGuard Firewall was the first commercially available firewall to receive such a rating. In July 1997 the Australian government also awarded its E-3 Certification to the CyberGuard Firewall. Certain of the Company's competitors have either recently received an ITSEC Certification or have submitted their products for review against the ITSEC E-3 Requirements. As a result, the Company anticipates greater competition for government firewall procurements in the United Kingdom and Australia in the future.

PATENTS AND PROPRIETARY TECHNOLOGY

     The Company relies upon license agreements with customers; trademark, copyright and trade secret laws; employee conflict of interest and third-party non-disclosure agreements and other methods to protect the trade secrets, proprietary know-how and other proprietary rights on which the Company's business depends. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. The Company currently holds patents acquired through its acquisition of the TradeWave operating unit from Sun River Corporation. It has no pending patent applications to cover any aspects of its technology. The Company intends to introduce patent applications to protect aspects of its technology; however, there can be no assurance that any future patent applications will be granted or that any future patent applications will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company.

     The Company is not aware of any patent infringement charge or any violation of other proprietary rights claimed by any third party relating to the Company or the Company's products. In response to certain public statements made by CheckPoint Software Technologies, Inc. related to a patented technology referred to as "Statefull Inspection", the Company retained patent counsel in February 1997 to thoroughly review the patent as compared to the Company's intellectual property and associated products. The patent counsel has completed such a review and rendered a documented legal opinion that the Company does not infringe this third party patent. The computer technology market is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict.

     The Company has received trademark registration in the United States, Canada and numerous other countries for its "CyberGuard Firewall" marks and its CyberGuard logo. The Company has acquired certain other logo's and trademarks as a result of the acquisition of the TradeWave subsidiary.

REGULATION

     The Company is not currently subject to direct regulation by any government agency other than regulations applicable to businesses generally and U.S. Commerce Department licensing of export of cryptographic products. Export controls on cryptographic products restrict the export of the Company's products outside the U.S. In addition, certain of the Company's government products are subject to U.S. government contracting regulations and to the International Trade in Arms Regulation ("ITAR"), which restricts the exports of certain products affecting national security. These regulations could restrict the Company's ability to sell its products to foreign governments and businesses identified from time to time by the U.S. Department of State. The combined effect of these regulations is to create delays in the introduction of the Company's products in international markets, and in some cases to prohibit them altogether.

     There are currently few laws or regulations directly applicable to access to or commerce on the Internet. The Communications Reform Act, which applies to, among other things, communications over the Internet, became effective in 1996, and additional laws and regulations could be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. The Company believes that some regulations could be addressed by application of the Company's Internet-related network security products and that certain types of regulation would be beneficial to the Company. However, the adoption of laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's products and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, operating results or financial condition.

EMPLOYEES

     On September 24, 1997, the Company employed 97 employees through its Fort Lauderdale headquarters, an additional nine employees throughout its European field offices, and twenty-five employees at the TradeWave subsidiary location in Austin, Texas. The Company also utilizes the services of approximately fifteen contract engineers on a temporary basis for software development or documentation. All employees are bound by agreement containing confidentiality and conflict of interest provisions.

     CyberGuard's future success will depend in significant part on the continued service of its key technical, sales and senior management personnel. Competition for such personnel is intense and there can be no assurance that CyberGuard can retain its key managerial, sales and technical employees, or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. None of CyberGuard's employees is represented by a labor union. CyberGuard has not experienced any work stoppages and considers its relations with its employees to be good.

EXECUTIVE OFFICERS

     The Company's executive officers are as follows:

NAME                       AGE                             POSITION
----                       ---                             --------
Robert L. Carberry.......  54    President, Chief Executive Officer and Chairman of the Board
                                   of Directors
Patrick O. Wheeler.......  38    Vice President Finance and Chief Financial Officer, Acting
                                   Vice President of Sales -- North America
Katherine K. Hutchison...  39    Executive Vice President and General Manager, TradeWave
                                   Corporation
Tom Patterson............  37    Corporate Vice President and Senior Vice President,
                                   TradeWave Corporation
Robert L. Lawten.........  50    Vice President Marketing
Bradley C. Lesher........  61    Vice President International Operations
Robert F. Perks..........  53    Vice President North American Operations
Rick A. Siebenaler.......  34    Vice President Software Development

     Robert L. Carberry. Mr. Carberry was appointed Chairman, President and Chief Executive Officer of CyberGuard Corporation in June 1996. Before joining the Company, Mr. Carberry served as Vice President, New Technology for Blockbuster/Viacom Group and Vice President, Managing Executive for Blockbuster Technology Holding Corporation. Prior to Blockbuster, Mr. Carberry's 20-year career with IBM included positions of President of Multimedia Investment Organization, a division of IBM; Vice President Technology/Business Development for the Personal Computer Division; Director of the Large Systems Programming Laboratory; and IBM Corporate Director of Technology.

     Patrick O. Wheeler. Mr. Wheeler was appointed Chief Financial Officer and Vice President Finance for CyberGuard Corporation in April 1996. Additionally, in July 1997, Mr. Wheeler was appointed Acting Vice President of Sales for North America. Mr. Wheeler previously held various financial and sales positions of increasing responsibility with the Company including Midwest Regional Sales Manager, Director of Accounting and Senior Account Manager. Prior to joining the Company in 1984, Mr. Wheeler was employed by Price Waterhouse L.L.P.

     Katherine K. Hutchison. Ms. Hutchison was appointed Executive Vice President and General Manager of TradeWave Corporation, CyberGuard's electronic commerce subsidiary, in April 1997. Prior to this, Ms. Hutchison held various positions of increasing responsibility with the Company, including Vice President of Business Development and Director of Marketing. Ms. Hutchison joined the Company in 1993 from Texas Instruments where she spent 11 years in various management positions in the Information Technology Group. She also served as an engineer with the Optical Technology Division of Perkin-Elmer Corporation.

     Tom Patterson. Mr. Patterson joined CyberGuard Corporation in July 1997 as Corporate Vice President and Senior Vice President of TradeWave Corporation. He was formerly the chief strategist for electronic commerce at IBM. Prior to IBM, Mr. Patterson was Information Security Director for MicroElectronics and Computer Technology Corp. (MCC), leading the development of secure web products and the first certificate authority. Prior to MCC, he led the development and marketing of a line of PC and network security products for Centel Corp. With over 15 years of experience in information security and electronic commerce, Mr. Patterson has advised the White House, U.S. Congress, National Information Infrastructure Committee, Departments of Defense, Treasury, Energy and Commerce, and scores of large businesses and organizations around the world on electronic commerce issues.

     Robert L. Lawten. Mr. Lawten joined CyberGuard Corporation as vice president of worldwide marketing in April 1997. He was formerly the Director of Entertainment on Demand Market Development for Viacom's Blockbuster Entertainment Group. Prior to this, Mr. Lawten served as vice president and managing director of a semiconductor unit of Western Digital Corporation. He was previously employed with IBM for 23 years, primarily in marketing and sales management positions.

     Bradley C. Lesher. Mr. Lesher joined CyberGuard in July 1994 from IBM where he served as General Manager of the Latin American Caribbean operations since November 1991. From 1988 to 1991 Mr. Lesher served as Director of General Business Systems in IBM's Latin American Headquarters Operation. In this capacity, Mr. Lesher was responsible for developing and supporting a distribution channel network of over 200 dealer and agent organizations. He joined IBM in 1957 and has over 30 years of diverse international management experience including 19 years of living abroad.

     Robert F. Perks. Mr. Perks was appointed Vice President North American Operations for CyberGuard in July 1996, responsible for worldwide customer support, Government program sales and integration, and manufacturing. In the prior year, he served as Director of North American Sales for the Company. Mr. Perks was employed by Computer Products' Real Time Products Corporation from 1992 to 1995 as Director, Customer Service. He was employed by Harris Corporation from 1977 to 1992.

     Rick A. Siebenaler. Mr. Siebenaler was appointed Vice President of Software Development for CyberGuard Corporation in April 1996. He also serves as CyberGuard's Chief Security Technologist. From 1994 to 1996, Mr. Siebenaler served as Director of Software Development for the Company, and from 1991 to 1994, he served as Chief Engineer. Mr. Siebenaler was previously employed by the National Security Agency (NSA), an agency within the US Department of Defense, as chief scientist for the Division of Standards and Guidelines.

ITEM 2.  PROPERTIES

     The Company's principal administrative, sales and marketing, development, engineering, production and support facilities are located in Fort Lauderdale, Florida. In August 1997, the Company relocated its principle offices to a new location in Fort Lauderdale, Florida and now occupies approximately 26,000 square feet of leased office space. The lease on the facility expires in August 2007, although the Company has retained sublease provisions from its landlord. Additionally, the Company maintains two other offices which perform sales and product development functions. These facilities, located in Austin, Texas and London, England also function as the administrative offices for the Company's two subsidiaries, TradeWave Corporation and CyberGuard -- Europe, respectively.

     The Company leases its sales office locations in the United States and abroad. CyberGuard believes that its existing facilities are adequate for its current needs and additional space will be available at current market rates as required in the future.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended June 30, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted and traded on the Nasdaq/NMS under the symbol "CYBG." There were approximately 6,998 holders of record of Common Stock as of September 23, 1997. The table below sets forth, for the quarters indicated, the high and low bid prices of the Company's Common Stock as reported by the Nasdaq/NMS.

                                                                  BID PRICES(1)
                                                              ----------------------
                                                                HIGH          LOW
                                                              ---------    ---------
FISCAL YEAR 1996
Quarter Ended December 31, 1995.............................  $ 5 1/2      $ 3 5/64
Quarter Ended March 31, 1996................................   16 21/64      3 35/64
Quarter Ended June 30, 1996.................................   23 1/4       13 1/2

FISCAL YEAR 1997
Quarter Ended September 30, 1996............................  $17 1/4      $ 8 1/2
Quarter Ended December 31, 1996.............................   14            8
Quarter Ended March 31, 1997................................   11 3/4        9
Quarter Ended June 30, 1997.................................   10 1/2        8 1/2

---------------

(1) Adjusted to reflect a three-for-one split of the Company's Common Stock effective March 18, 1996.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth, for the twelve months ended June 30, 1997 and the nine months ended June 30, 1996, and for the fiscal years ended September 30, 1995, and June 30, 1994 and 1993, selected historical consolidated financial data for the Company, which combines the Trusted Systems Division (the operations of which continue to be carried on by the Company) and the Real-time Business (which, effective June 30, 1996, was sold to Concurrent). The financial data for the fiscal year ended June 30, 1997, nine-months ended June 30, 1996 and the fiscal year ended September 30, 1995 have been derived from audited financial statements of the Company for such periods audited by KPMG Peat Marwick LLP. Such data have been derived from, and should be read in conjunction with, the audited financial statements and other financial information, including the notes thereto, appearing elsewhere in this Annual Report. The consolidated financial data that relate to the year ended June 30, 1994 has been derived from consolidated financial statements audited by Ernst & Young LLP. Financial data for the nine months ended June 1995 and the fiscal years ended June 30, 1994 and 1993 have been derived from unaudited consolidated financial statements that include all adjustments that the Company considers necessary for a fair presentation of the financial data set forth therein, in accordance with generally accepted accounting principles. Because the Company did not become an independent entity until October 1994, the historical financial statements do not necessarily reflect the results of operations or financial position that would have been attained if the Company had been a separate, independent company.

                                   FISCAL YEAR    NINE MONTHS               FISCAL YEAR ENDED
                                      ENDED          ENDED       ---------------------------------------
                                    JUNE 30,       JUNE 30,      SEPTEMBER 30,    JUNE 30,      JUNE 30,
                                      1997          1996(B)         1996(B)         1994          1993
                                   -----------    -----------    -------------    --------      --------
                                                   (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues.........................  1$5,621...      $ 37,411        $ 45,111       $64,640       $55,540
Cost of Sales....................  7,240....         21,022          25,764        31,236        29,863
                                    --------       --------        --------       -------       -------
Gross Profit.....................  8,381....         16,389          19,347        33,404        25,677
Selling, General and
  Administrative expenses........     11,410         18,021          22,984        19,791        19,770
Research and development.........  4,723....          5,360           7,903         6,725         6,850
Other operating expenses.........        262          4,253(C)           --            --            --
                                    --------       --------        --------       -------       -------
Operating Income (loss)..........     (8,014)       (11,245)        (11,540)        6,888          (943)
Interest Income (expense), net...        646            180             456            (4)           --
Other Income (expense), net......     (5,122)(D)        103              (4)       (1,271)       (1,074)
Loss on Sale of Real-time
  Business.......................         --        (15,160)             --            --            --
                                    --------       --------        --------       -------       -------
Net income (loss) before income
  tax............................    (12,490)       (26,122)        (11,088)        5,613        (2,017)
Income tax expense (benefit).....         --             --              --         1,086        (1,560)
                                    --------       --------        --------       -------       -------
Net income (loss) before
  cumulative effect of change in
  accounting principal...........    (12,490)       (26,122)        (11,088)        4,527          (457)
Cumulative effect of change in
  accounting principal...........         --             --              --          (135)           --
                                    --------       --------        --------       -------       -------
Net income (loss)................   $(12,490)      $(26,122)       $(11,088)      $ 4,392       $  (457)
                                    ========       ========        ========       =======       =======
Loss per share...................   $  (1.76)      $  (4.32)       $  (1.88)           --(E)         --(E)
                                    ========       ========        ========       =======       =======

---------------

(A) During fiscal year 1995, the Company changed its fiscal year end from June 30 to September 30.
(B) Coinciding with the sale of the Real-time Business to Concurrent on June 26, 1996, the Company elected to change its fiscal year end from September 30 to June 30.
(C) In 1997, represents the write-off of purchased in-process research and development. In 1996, represents the write-off of capitalized software ($3,244) and costs associated with a canceled secondary offering ($1,009).
(D) Includes a loss of $4,414 on the sale of investments.
(E) Because the Company operated as a division of Harris Corp. prior to October 1994, loss per share data for the fiscal years ended June 30, 1994 and 1993 have been excluded.

     The Company's audited financial statements included in Item 8 are as of and for the year ended June 30, 1997, as of and for the nine months ended June 30, 1996, and as of for the year ended September 30, 1995. To facilitate comparability between periods and for the purposes of this Item 7, management has prepared the following table to effectively annualize the nine months ended June 30, 1996 to the year ended June 30, 1996. Such annualization was accomplished by adding the results of operations for the three months ended September 30, 1995 (which three month period is unaudited but, in the opinion of management, contains all adjustments necessary to present the information fairly) to the nine months ended June 30, 1996.

                                                         TWELVE MONTHS ENDED   NINE MONTHS ENDED
                                                              JUNE 30,              JUNE 30,
                                                         -------------------   ------------------
                                                           1997       1996       1996      1995
                                                         --------   --------   --------   -------
                                                         (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
Revenues...............................................  $ 15,621   $ 46,118   $ 37,411   $36,404
Cost of sales..........................................     7,240     26,177     21,022    20,609
                                                         --------   --------   --------   -------
Gross profit...........................................     8,381     19,941     16,389    15,795
Selling, general and administrative expenses...........    11,410     25,266     18,021    15,739
Research and development...............................     4,723      7,293      5,360     5,970
Transaction expense....................................        --      1,009      1,009        --
Write-off Capitalized software.........................       262      3,244      3,244        --
                                                         --------   --------   --------   -------
Operating income (loss)................................    (8,014)   (16,871)   (11,245)   (5,914)
Interest income (expense), net.........................       646        275        180       361

                                                         TWELVE MONTHS ENDED   NINE MONTHS ENDED
                                                              JUNE 30,              JUNE 30,
                                                         -------------------   ------------------
                                                           1997       1996       1996      1995
                                                         --------   --------   --------   -------
                                                         (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
Other income (expense), net............................   (5,122)         --        103     (232)
Loss on Sale of Real-time Business.....................        --   (15,160)   (15,160)        --
                                                         --------   --------   --------   -------
Net income (loss) before income tax....................  $(12,490)  $(31,425)  $(26,122)  $(5,785)
                                                         ========   ========   ========   =======
Loss per share.........................................   $(1.76)    $(5.20)    $(4.32)    $(.98)
                                                         ========   ========   ========   =======

---------------

(a) Unaudited Statements-Information represented for the twelve months ended June 30, 1996 are derived from audited information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. A more complete statement of information regarding forward looking statements is contained at the end of this item 7. References to the Company's results of operations from October 7, 1994 are to the Company's Trusted Systems Division and, prior to such time, to the Company's network security business and operations as part of the Computer Systems Division of Harris Corporation. The following information should be read in conjunction with the financial statements of the Company's appearing elsewhere in this Report.

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

     In May 1995, in response to initial and anticipated market acceptance of the CyberGuard Firewall, the Company established a sales force separate from the sales force of its former Real-time Business to focus on the Company's network security products. At the same time, the Company began an aggressive expansion of indirect sales channels to market its products in the United States and internationally and since May 1995 has formed relationships with more than 45 VARs, distributors and manufacturers' representatives. As a result of these and other efforts since such time, which coincided with greater market acceptance of firewall products in general, sales of the Company's network security products have shown strong quarter-to-quarter increases. However, given the Company's short operating history in the commercial network security market, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indicator of future performance. The Company intends to increase its marketing staff to promote its products and also to continue to invest a significant amount of resources in the continued development of the CyberGuard technologies, including Windows NT based products and products that support interoperability with industry standard communication protocols, computer platforms and networks. The Company's planned levels of investment are based on an expectation of higher revenue from increased product sales. As a result, net income for a given period could be disproportionately affected by any reductions in sales.

     Prior to June 30, 1996, the Company's operations included the Real-time Business, which provided significant cash flows and certain economies of scale with respect to sales, general and administrative costs. Many of the Company's sales and administrative personnel and facilities were transferred to Concurrent in connection with the Real-time Sale. As a result, the Company incurred significant costs during fiscal year 1997 to establish the administrative, logistical, and support groups necessary to operate the Company as a stand-alone entity.

     The Company reported certain non-recurring charges for the fiscal year ended June 30, 1997 and the nine months ended June 30, 1996. During fiscal year 1997, the Company recognized a loss of approximately $4.4 million on the sale of securities of Concurrent which were originally received in June 1996 as consideration for the sale of the Company's Real-time Business operations. Other non-recurring transactions for the current fiscal year included a write-off of $.5 million for accumulated transaction adjustment of foreign currency-based assets relating to the Company's former international subsidiaries sold to Concurrent in June 1996, and $0.3 in expensed Research and Development related to the purchase of the Company's TradeWave operations from SunRiver Corp. in April 1997. For the nine months ended June 30, 1996, the Company incurred a loss of approximately $15.2 million on the sale of the Real-time Business (based on a market price of Concurrent Common Stock of $1.70 per share); approximately $3.2 million for the write-off of certain capitalized software; and approximately $1.0 million in additional expenses related to the Company's canceled public stock offering.

     In July 1996, the Company changed its fiscal year end to June. Accordingly, the information contained herein relating to the nine-month period ended June 30, 1996 represents the Company's 1996 fiscal year. Such period, along with the current fiscal year ended June 30, 1997 have been audited by the Company's independent auditors and the financial statements related thereto are attached to this Annual Report. The information contained herein relating to the unaudited twelve months ended June 30, 1996 and the nine months ended June 30, 1995 are derived from audited information.

RESULTS OF OPERATIONS

Twelve-month Period Ended June 30, 1997 Compared to the twelve-month Period Ended June 30, 1996

     Net Revenues. For the 12 months ended June 30, 1997 net revenues were derived solely from the sale of the Company's firewall systems, add-on security products, and service and support related to security products. For the 12 months ended June 30, 1996, a substantial portion of the net revenues of the company were related to the sale of the Real-time computer systems and services, a segment of the business which was sold to Concurrent Computer Corporation on June 26, 1996. Specifically, net revenues for the 12 months ended June 30, 1997 were $15.6 million compared to $46.1 million for the 12 months ended June 30, 1996. This represents a decrease of $30.5 million or 66.1%. Of the $46.1 million in net revenues for the 12 month period ended June 30, 1996, approximately $38.0 million or 82.4% represented sales and services for Real-time products. Net revenues from the sales and service of security products increased by $7.4 million or 90.2% from $8.2 million for the 12 months ended June 30, 1996 to $15.6 million for the 12 months ended June 30, 1997. The increase in net revenues from security products for 1997 is the result of continued customer acceptance of firewall technology as an adequate safeguard for electronic data and increased customer awareness of the CyberGuard Firewall based upon numerous positive reviews from leading-industry publications of the company's softwareonly Version 3 firewall introduced in October 1996. Net product and services revenues for the 12 months ended June 30, 1997 include the operations of the company's TradeWave subsidiary which was established in April 1997. The TradeWave subsidiary accounted for $.4 million in total revenues or 2.6% of total revenues for the 12 months ended June 30, 1997. Additionally, the company realized strong growth internationally during the 12 months ended June 30, 1997. International revenues for security products and services were $9.1 million , up $5.4 million or 144.0% compared to $3.7 million for the same 12 month period in 1996. This increase in International security products revenues is attributable to (1) the expansion of the company's reseller channels in the Pacific-Rim region, most notably Japan, Korea and Taiwan, and (2) to the increase in customer orders in the United Kingdom and Western Europe following the formal award of the ITSEC E3 certification standard to the CyberGuard Firewall in March 1997.

     For the year ended June 30, 1997 the Company shipped a total of 667 firewall units compared to 203 for the 12 months ended June 30, 1996. One customer, Hucom, Inc. accounted for 11% of the revenues during the 12 months ended June 30, 1997. There were no other customer that accounted for more than 10% of the revenues during the 12 months ended June 30, 1996.

     CyberGuard provides its customer base with a comprehensive service offering which includes the installation of its firewall and TradeWave products, customer support including hotline assistance, and product training and consulting. For the 12 month period ended June 30, 1997 the Company reported service revenue for its security products of $1.0 million an increase of $.6 or 150% compared to the like-type revenues of $.4 for the 12 months ending June 30, 1996. As a percentage of total security revenues, service revenues accounted for 6.7% in 1997 compared to 1% in 1996. The increase in net revenues from services is attributable to a larger base of customers under maintenance agreements in 1997 stemming from increased product shipments.

     Gross Profit. CyberGuard's Cost of sales includes license fees to third parties, media and packaging costs, equipment costs, and certain presales, post-sales and contract labor support costs. The Company's overall gross profit declined by $11.6 million from $19.9 million for the 12 months ended June 30, 1996 to $8.4 million for the 12 months ended June 30, 1997. The results for 1996 include the operations of the Real-time Division which accounted for $17.0 million or 85% of the total gross profit. Comparing only the sales of security products and services, gross profits increased by $5.5 million or 189% from $2.9 million for the 12 months ended June 30, 1996 to $8.4 million for the 12 months ended June 30, 1997. Gross margin percentages for security products and services also increased during 1997. For the 12 months ended June 30, 1997 gross margin percentage for security products was 53.6% compared to 35.6% for the 12 month period ended June 30, 1996. The increase in both gross profit and gross margin percentages for 1997 is attributable to an overall increase in unit volume shipments and the transition of product line revenues towards the version 3 (software only) CyberGuard Firewall. Introduced in October 1996, the version 3 CyberGuard Firewall is a software-based product with substantially higher gross margin percentages than the Company's historical Firewall products which were only available as a combined hardware/software product. The Company has recognized continued gross margin percentage improvements for each successive quarter of fiscal year 1997 as a result of higher percentage shipments of the version 3 CyberGuard Firewall as compared to the previous product versions.

     Gross profit for security-related services, as measured in dollars and as a percentage of service revenues, was $.47 million and 45% respectively for the 12 months ended June 30, 1997 compared to $.24 million or 55% respectively for the 12 months ended June 30, 1996. The increase in service related gross profit is the result of a greater number of customers under firewall maintenance support contracts and the addition of OASIS customer support contracts through the Company's TradeWave subsidiary. The decline in gross margin percentage for security services is attributable to increased staffing of CyberGuard's customer support operations to support the larger installed based of end-customers and authorized CyberGuard distributors and resellers.

     Operating Expenses. The primary operating expenses of the Company are research and development costs and sales, general and administration costs. Research and development costs consist primarily of personnel-related costs including salaries, benefits, payments to third-party or contract labor development firms, travel, training and other personnel-related expenses to determine the technical feasibility of products, develop the necessary product features/functions for marketability, and maintain the product after customer installation. The Company expenses all research and development costs as incurred. Sales, general and administrative costs consist of personnel costs including commissions, bonuses, and benefits, travel, communication including MIS-related costs, marketing-related costs such as advertising, trade shows, seminars, finance and accounting expenses, legal, insurance, company general management, and other professional services.

     CyberGuard currently anticipates that both Research and Development, and Sales, General and Administrative expenses may increase in absolute dollars in the future as the Company commits substantial resources to develop complementary security products and features, and to garner a greater market percentage of world-wide security product procurements.

     For the 12 months ended June 30, 1997 the Company reported total operating expenses of $16.4 million compared to $36.8 million for the 12 months ended June 30, 1996. For the 12 months ended June 30, 1996, $23.4 million or 64% of the total operating expenses related to the operations of the Company's Real-time Business which was sold to Concurrent in June 1996. The operating expenses for both 12-month periods include certain non-recurring charges. For the 12 months ended June 30, 1997, the Company expensed $0.3 million of in-process research and development work related to the purchase of the TradeWave business assets from SunRiver Corporation in April 1997. The operating expenses for the 12 months ended June 30, 1996 include a provision for $1.0 million in costs associated with the Company's canceled public stock offering in July 1996, and a charge to write off approximately $3.2 in previously capitalized Software Development costs. Excluding these one-time charges and the operating expenses for the Real-time Business in 1996, total operating expenses for the 12 months ended June 30, 1997 would be $16.1 million compared to $9.1 million for the same 12-month period in 1996. This increase of $7.0 million is the result of expanded world-wide sales and marketing efforts to promote the Company's Firewall products during 1997, and increased costs incurred in the 4th fiscal quarter of 1997 to operate the TradeWave subsidiary. Additionally, the operational expenses for the 12 months ended June 30, 1997 include expenditures to develop an NT-based firewall, and to co-develop the Safenet Enterprise Firewall Product with Information Resource Management Corp. No similar expenses were incurred during the 12 months ended June 30, 1996.

     Net Loss. For the 12 months ended June 30, 1997 the Company recognized a net loss of $12.5 million compared to a net loss of $31.4 million for the 12 months ended June 30, 1996. The net loss for the 12 months ended June 30, 1997 included a non-recurring charge of $4.4 million on the disposition of the common stock of Concurrent Computer Corporation received in June 1996 in exchange for assets of the Real-time Business of the Company. An additional non-cash charge of $0.5 million was taken during the 12 months ended June 30, 1997 to write-off the cumulative translation adjustment of the former European subsidiaries of the Company which were sold to Concurrent in June 1996. The net loss for the 12 months ended June 30, 1996 includes a $15.2 million provision for the loss on the sale of the Real Time Operating Division to Concurrent.

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

     Gross Profit. The Company's overall gross profit increased $.6 million to $16.4 million for the nine months ended June 30, 1996 from the nine months ended June 30, 1995. The Company's overall gross margin percentages remained constant at approximately 43.5% for both periods. The gross margin percentages for the

CyberGuard and related security product sales remained constant at 37% for the nine months ended June 30, 1995 and 1996.

     Net Loss. The Company experienced a net loss of approximately $26.1 million for the nine-month period ended June 30, 1996, compared to a loss of $5.8 million for nine-month period ended June 30, 1995. The Company's operating expenses increased by $5.9 million from $21.7 million for the nine months ended June 30, 1995 to $27.6 million for the nine months ended June 30, 1996. The 1996 results include several significant non-recurring charges, including the write-off of approximately $3.2 million in previously capitalized software developments costs (see Note 16 to the accompanying consolidated financial statements) and a provision of approximately $1.0 million for costs associated with the Company's canceled secondary stock offering (see Note 4 to the accompanying consolidated financial statements). In addition to these one-time charges, the Company also recognized a loss of $15.2 million on the sale of the Real-time Business during the nine months ended June 30, 1996. The major components of this loss were the change, between the date that the Real-time Sale was approved by the Company and the transaction closing date, in the value of the Company's common stock issued by the Company to Concurrent; the transfer to Concurrent of $5.6 million-worth of capitalized software at a minimal cost to Concurrent, and approximately $2.7 million in transaction-related expenses. Reducing the June 30, 1996 net loss by these non-recurring charges results in an adjusted net loss of $6.7 million compared to $5.8 million for the same period in 1995. The increased net loss of $0.9 million for nine months ended June 30, 1996 is attributable to an increase in expenses to enhance the marketability of the CyberGuard Firewall and to increase its features and functionality. Additionally, the results for the nine-month period ended June 30, 1996 include costs associated with the product definition, technical feasibility study, and efforts related to the "porting" of the Company's Secure UNIX Operating System to an Intel-based P.C. running a secure version of UNIX. No similar expenses were incurred for the nine months ended June 30, 1995.

Fiscal Year Ended September 30, 1995 Compared to Fiscal Year Ended June 30, 1994

     During fiscal year 1995, the Company operated both its Real-time Business (which has been sold to Concurrent) and the Trusted System Division, the operations of which are continued by the Company. During the fiscal year ended September 30, 1995, the Company's principal products were the Night Hawk Real-time computer (the "Real-time system"), the Power UX Real-time operating systems as sold on Motorola's Power PC 604 CPU boards or computers, the Night Hawk Real-time computer as enhanced with either the Company's CX/SX or Power UX secure Real-time operating system (the "trusted system"), the commercial CyberGuard Firewall product and maintenance and support of its installed computer systems.

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

     Net Sales, Trusted Systems Division. The Trusted System Division's net sales decreased to $4.8 million for fiscal year 1995 compared to $8.5 million for fiscal year 1994. Sales in fiscal year 1994 included $5.4 million in sales of the Company's secure operating system to the British MOD for a single project involving the deployment of secure office automation systems and $1.6 million in sales of the Company's secure operating system to IBM. Sales in fiscal year 1995 included sales of $1.9 million (or 39% of total sales) to a government-related customer and sales of approximately $0.7 million (or 14% of total sales) related to porting the Company's secure operating system to Groupe Bull S.A.'s Escala workstation. Sales of CyberGuard Firewalls, introduced during the first quarter of fiscal year 1995, represented $2.5 million in sales (including sales of $1.9 million to the government-related customer). During the fiscal year ended September 30, 1995, sales to customers in commercial markets accounted for 42% of the Division's sales.

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

     Net Income, Trusted Systems Division. The Company experienced a net loss of $3.1 million for fiscal year 1995, compared to net income of $0.1 million for fiscal year 1994. The net loss is the result of lower product sales and gross margins and increased operating expenses incurred to establish sales and marketing programs for the commercial introduction of the CyberGuard Firewall.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's historical uses of cash have been to fund net losses from operations, establish adequate inventory stocking levels, and fund capital expenditures for property, equipment and software. Capital expenditures for the fiscal year ended June 30, 1997 and the 9 month period ended June 30, 1996 were $1.0 million and $1.8 million respectively.

     Prior to the Real-time Sale, the Company funded its cash requirements from its working capital and cash flows generated, primarily, by the Real-time Business. Subsequent to the Real-time sale in June 1996, the Company canceled its proposed secondary public stock offering, and elected instead to liquidate the majority of its holdings in Concurrent common and preferred stock received as consideration for the sale of the Real-time assets to Concurrent. Sales of Concurrent securities throughout the course of fiscal year 1997 generated approximately $12.4 in proceeds. These funds were used to pay off the Company's outstanding line of credit balance of $3.2 million in July 1997. The remaining funds were used to establish the necessary working capital to support the operations of the Company. At June 30, 1997, the Company had cash, cash equivalents and short term securities totaling $4.2 million.

     In May of 1997 CyberGuard announced it had secured a $7.5 million Equity-Based line of credit to further support the Company's available working capital and market expansion plans. Terms of this private placement instrument allow CyberGuard at its discretion, with certain limitations and restrictions, to issue unrestricted shares of its stock in exchange for cash proceeds. An S-3 filing documenting this instrument was filed on May 19, 1997. As of June 30, 1997 no sales of common stock were issued in relation to this instrument.

     The future liquidity of the Company will be affected by numerous factors, including sales volumes, gross margins, the levels of selling, general and administrative expenses required to fully implement product sales to commercial customers, levels of required capital expenditures and access to external sources of financing. The Company expects expenditures to increase commensurate with increased development and marketing of CyberGuard Firewalls and other network security products. The Company may elect to sell the remaining Preferred Stock of Concurrent that the Company received in the Real-time Sale. The timing of such sale and the price at which such stock may be sold may be affected by other factors beyond the Company's control, such as the absence of a trading market of such stock, the value of the underlying Concurrent common stock, and changes in the business, operations or prospects of Concurrent. The Company is currently negotiating with a commercial lender to provide a revolving line of credit that will utilize certain current and intangible assets as collateral.

     If adequate funds are not available, the Company may be required to curtail certain activities, including product development, marketing and sales activities. There can be no assurance that additional financing will be available to the Company on acceptable terms.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997 the Financial Accounting Standards Board ("FASB") Issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items to be reported in a separate financial statement. The Company does not believe that adoption of SFAS No. 130 will have a significant impact on its financial reporting.

     In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 establishes standards for the way the public business enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company does not believe that adoption of SFAS No. 131 will have a significant impact on its financial reporting.

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not believe that adoption of SFAS No. 128 will have a significant impact on its financial reporting.

  Forward Looking Statements

     Statements regarding future products, future prospects, business plans and strategies, future revenues and revenue sources, future liquidity and capital resources, computer network security market directions, future acceptance of the Company's products, possible growth in markets, as well as other statements contained in this Report on Form 10-K that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, and similar statements are forward looking statements. These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward looking statements are not guarantees of future performance and that the actual results might differ materially from those suggested or projected in the forward looking statements. Some of the factors that might cause future actual events to differ from those predicted or assumed include: future advances in technologies and computer security; risks related to the early stage of the Company's existence and its products' development; the Company's ability to execute on its business plans; the Company's dependence on outside parties such as its key customers and alliance partners; competition from major computer hardware, software, and networking companies; risk and expense of Government regulation and effects on changes in regulation; the limited experience of the company in marketing its products; uncertainties associated with product performance liability; risks associated with growth and expansion; risks associated with obtaining patent and intellectual property right protection; uncertainties in availability of expansion capital in the future and other risks associated with capital markets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following items are attached and incorporated into this Item 8.

Independent Auditors' Report................................  F-1
Consolidated Balance Sheets as of June 30, 1997 and June 30,
  1996......................................................  F-2
Consolidated Statements of Operations for the year ended
  June 30, 1997, the Nine-months ended June 30, 1996, and
  the year ended September 30, 1995.........................  F-3
Statement of Cash Flows for the year ended June 30, 1997,
  Nine-months ended June 30, 1996, and the year ended
  September 30, 1995........................................  F-4
Consolidated Statements of Shareholders' Equity for the year ended June 30, 1997, the nine months ended June 30, 1996,
  and the year ended September 30, 1995.....................  F-5
Notes to Financial Statements...............................  F-6

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information required by this item is contained in and incorporated herein by reference to the caption "Executive Officers" in Item I hereof, and the remainder will be contained in and incorporated herein by reference to the Company's Proxy Statement for the Company's Annual Meeting of Stockholders expected to be mailed to stockholders during October 1997.

     Officers are selected on an annual basis and serve at the discretion of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item will be contained in the Company's 1997 Proxy Statement and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be contained in the Company's 1997 Proxy Statement and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be contained in the Company's 1997 Proxy Statement and is incorporated herein by this reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. and 2. The Financial Statements filed as part of this report are listed separately in the index to Financial Statements beginning on page F-1 of this report.

     (b) During its fourth fiscal quarter of 1997, the Company filed two reports on Form 8-K (dated April 9, and June 23, 1997) to provide information regarding the acquisition of the assets of TradeWave Corp. These reports contained information under Items 2 and 7, and also contained financial statements of TradeWave Corp. and pro forma financial information for CyberGuard to reflect the TradeWave assets acquisition.

     The following exhibits are included in this Report.

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
 2.01      --  Restated Purchase and Sale Agreement between Concurrent
               Computer Corporation and the Company dated May 23, 1996(i)
 3.01      --  Articles of Incorporation of the Company, as amended(viii)
 3.02      --  Bylaws of the Company(ii)
 4.01      --  Form of Common Stock Certificate(iv)
 4.02      --  Form of Stockholder Rights Plan(ii)
 4.04      --  Form of Share Holding Agreement between Concurrent Computer
               Corporation and the Company(iv)
10.01      --  Employment Agreement dated March 5, 1996 between the Company and Robert L. Carberry(viii)
10.02      --  Employment Agreement dated July 1, 1996 between the Company and Patrick O. Wheeler(viii)
10.03      --  Employment Agreement dated April 21, 1997 between the
               Company and Robert Lawten
10.04      --  Employment Agreement dated July 1, 1996 between the Company and Katherine K. Hutchison(viii)
10.05      --  Employment Agreement dated July 1, 1996 between the Company and Rick A. Siebenaler(viii)
10.06      --  Employment Agreement dated October 1, 1994 between the
               Company and Bradley C. Lesher(viii)
10.07      --  Employment Agreement dated July 24, 1997 between the Company and Thomas Patterson
10.08      --  Joint Development and Marketing Agreement between the
               Company and Information Resource Engineering, Inc. (viii)
10.09      --  Employee Stock Incentive Plan(vi)
10.10      --  Amendment to Employee Stock Incentive Plan(vii)
10.11      --  Employee Savings Plan(v)
10.12      --  Form of Non-Statutory Stock Option Agreement dated as of
               February 4, 1996 between the Company and the following
               executive officers: Patrick O. Wheeler; Katherine K.
               Hutchison; Robert Perks; Rick Siebenaler(vi)
10.13      --  Form of Incentive Stock Option Agreement dated as of
               February 4, 1996 between the Company and the following
               executive officers: Patrick O. Wheeler; Katherine K.
               Hutchison; Robert Perks; and Rick Siebenaler(vi)
10.14      --  Non-Statutory Stock Option Agreement dated as of March 5,
               1996 between the Company and Robert L. Carberry(vi)
10.15      --  Incentive Stock Option Agreement dated as of July 23, 1996 between the Company and Robert L. Carberry(vi)

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
10.16      --  Form of Non-Statutory Stock Option Agreement between the
               Company and non-executive officers(vi)
10.17      --  Form of Incentive Stock Option Agreement between the Company and non-executive officers(vi)
10.18      --  Form of Stock Option Agreement between the Company and non-employee directors(vi)
10.19      --  TradeWave Asset Purchase Agreement(ix)
10.20      --  Agreement (regarding noncompetition, nonsolicitation and confidentiality)(ix)
10.21      --  Private Securities Subscription Agreement dated May 15, 1997 between the Company and Capital Ventures International(x)
10.22      --  Registration Rights Agreement dated May 15, 1997 between the
               Company and Capital Ventures International(x)
10.23      --  Consulting agreement with David Proctor dated March 18, 1997
23.01      --  Consent of KPMG Peat Marwick LLP, Independent Certified
               Public Accountants
27.01      --  Financial Data Schedule (for SEC use only)

---------------

(i) Incorporated by reference to Annex A of the Registrant's Definitive Proxy Statement as filed with the Commission on May 24, 1996
(ii) Filed with Post-Effective Amendment No. 1 to the Company's Registration Statement on Form 10, dated September 29, 1994, File No. 0-24544 and incorporated herein by reference.
(iii) Filed with the Company's Quarterly Report on Form 10-Q for the period [used to refer to 10.06, revised to ix]
(iv)    Filed with the Company's Registration Statement on Form S-3 dated
        May 23, 1996 (File No. 333-04407) and incorporated herein by reference.
(v) Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Commission File Number 33-88446) filed on January 13, 1995.
(vi) Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Commission File Number 33-88448) filed on January 13, 1995.
(vii) Incorporated by reference to Annex E of the Registrant's Definitive Proxy Statement as filed with the Commission on May 24, 1996.
(viii) Incorporated by reference to Company's Annual Report on Form 10-K for fiscal year ended June 30, 1996.
(ix) Incorporated by reference to the Company's Current Report on Form 8-K dated April 9, 1997.
(x) Incorporated by reference to the Company's Registration Statement on Form S-3 (Commission File Number 333-28693) filed on June 12, 1997.

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

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

               /s/ ROBERT L. CARBERRY                  Chairman, President and       September 29, 1997
-----------------------------------------------------  Chief Executive Officer and
                 Robert L. Carberry                    Director (Principal
                                                       Executive Officer)

               /s/ PATRICK O. WHEELER                  Vice President Finance and    September 29, 1997
-----------------------------------------------------  Chief Financial Officer
                 Patrick O. Wheeler                    (Principal Financial and
                                                       Principal Accounting
                                                       Officer)

                /s/ C. SHELTON JAMES                   Director                      September 29, 1997
-----------------------------------------------------
                  C. Shelton James

               /s/ MICHAEL F. MAGUIRE                  Director                      September 29, 1997
-----------------------------------------------------
                 Michael F. Maguire

              /s/ RICHARD P. RIFENBURGH                Director                      September 29, 1997
-----------------------------------------------------
                Richard P. Rifenburgh

                  /s/ DAVID PROCTOR                    Director                      September 29, 1997
-----------------------------------------------------
                    David Proctor

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
CyberGuard Corporation:

     We have audited the accompanying consolidated balance sheets of CyberGuard Corporation and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended June 30, 1997, the nine months ended June 30, 1996 and the year ended September 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted audited standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CyberGuard Corporation and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for the year ended June 30, 1997, the nine months ended June 30, 1996 and the year ended September 30, 1995 in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Miami, Florida
September 23, 1997

                    CYBERGUARD CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                              JUNE 30,   JUNE 30,
                                                                1997       1996
                                                              --------   --------
                                     ASSETS
Cash and cash equivalents...................................  $  2,975   $  3,617
Accounts and notes receivable, less allowance for
  uncollectible accounts of $547 and $318 at June 30, 1997
  and June 30, 1996, respectively (Note 5)..................     6,642      3,668
Inventories.................................................     1,588        134
Prepaid expenses............................................       520        285
Securities available for sale (Note 7)......................     1,268     13,600
                                                              --------   --------
          Total current assets..............................    12,993     21,304
Property and equipment, net (Note 6)........................     1,706      1,152
Investment in Concurrent preferred stock (Note 7)...........        --      3,853
Non-compete agreements (Note 15)............................     1,120      1,400
Other assets................................................       155          3
                                                              --------   --------
          Total Assets......................................  $ 15,974   $ 27,712
                                                              ========   ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable............................................  $  1,144         --
Deferred revenue............................................     1,277         44
Accrued expenses and other liabilities (Note 8).............     3,636      6,223
Loan payable (Note 9).......................................        --      3,200
                                                              --------   --------
          Total liabilities (all current)...................     6,057      9,467
                                                              --------   --------
Shareholders' equity (Note 12)
  Common stock par value $0.01 authorized 20,000,000 shares;
     issued and outstanding 7,452,314 shares and 6,709,371
     shares at June 30, 1997 and June 30, 1996,
     respectively...........................................        74         67
  Additional paid in capital................................    59,507     56,152
  Accumulated deficit.......................................   (49,700)   (37,210)
  Unrealized gain on securities available for sale..........       173         --
  Cumulative foreign currency translation adjustment........      (137)      (764)
                                                              --------   --------
          Total shareholders' equity........................     9,917     18,245
                                                              --------   --------
          Total liabilities and shareholders' equity........  $ 15,974   $ 27,712
                                                              ========   ========

        See notes to the accompanying consolidated financial statements.

                    CYBERGUARD CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          NINE MONTHS
                                                             YEAR ENDED      ENDED       YEAR ENDED
                                                              JUNE 30,     JUNE 30,     SEPTEMBER 30,
                                                                1996         1996           1995
                                                             ----------   -----------   -------------
Revenues
  Products.................................................   $ 14,574     $  6,898       $  4,534
  Services.................................................      1,047          371            283
  Real Time Business.......................................         --       30,142         40,294
                                                              --------     --------       --------
                                                                15,621       37,411         45,111
Cost of Revenues
  Products.................................................      6,669        4,427          3,001
  Services.................................................        571          162            139
  Real Time Business.......................................         --       16,433         22,624
                                                              --------     --------       --------
                                                                 7,240       21,022         25,764
Gross Profit...............................................      8,381       16,389         19,347
Operating Expenses
  Research and development.................................      4,723        5,360          7,903
  Selling, general and administrative......................     11,410       18,021         22,984
  Write-off of capitalized computer software development
     costs (Note 16).......................................         --        3,244             --
  Costs relating to canceled secondary offering............         --        1,009             --
  In process research and development (Note 2).............        262           --             --
                                                              --------     --------       --------
          Total operating expenses.........................     16,395       27,634         30,887
Operating loss.............................................     (8,014)     (11,245)       (11,540)
Interest income, net.......................................        646          180            456
Other income (expense), net................................       (708)         103             (4)
Loss on sale of securities available for sale..............     (4,414)          --             --
Loss on sale of Real-time Business (Note 1)................         --      (15,160)            --
                                                              --------     --------       --------
                                                                (4,476)     (14,877)           452
                                                              --------     --------       --------
Net loss...................................................   $(12,490)    $(26,122)      $(11,088)
                                                              ========     ========       ========
Loss per common share......................................   $  (1.76)    $  (4.32)      $  (1.88)
                                                              ========     ========       ========
Weighted average number of shares outstanding..............  7,100,014    6,046,182      5,911,437
                                                              ========     ========       ========

        See notes to the accompanying consolidated financial statements.

                    CYBERGUARD CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               YEAR     NINE MONTHS
                                                              ENDED        ENDED       YEAR ENDED
                                                             JUNE 30,    JUNE 30,     SEPTEMBER 30,
                                                               1997        1996           1995
                                                             --------   -----------   -------------
Cash flows from operating activities
  Net loss.................................................  $(12,490)   $(26,122)      $(11,088)
  Adjustment to reconcile net loss to net cash provided by
     operating activities:
     Depreciation..........................................       540       2,121          3,446
     Amortization..........................................       800       1,735          1,305
     In process research and development written-off.......       262          --             --
     Loss on disposal of assets............................       169          --             --
     Compensation and benefits.............................       125         500             --
     Write-off of capitalized software development costs...        --       3,244             --
     Loss on sale of securities available for sale.........     4,414          --             --
     Loss on sale of Real-time Computing Business
       (Non-cash)..........................................        --      12,490             --
  Changes in assets and liabilities net of effect of sale
     of Real-time Computing Business and acquisitions
     Receivables...........................................    (2,894)     (3,569)         1,393
     Due from Harris Corporation...........................        --          --          6,369
     Inventories...........................................    (1,438)      3,537          4,998
     Accounts payable......................................     1,144      (2,049)        (1,201)
     Accrued expenses......................................    (1,302)      2,675         (1,051)
     Deferred revenue......................................     1,073         392           (383)
     Deferred income taxes.................................        --          --           (166)
     Prepaid expenses and other assets.....................      (147)       (265)           827
     Other.................................................      (529)       (227)           391
                                                             --------    --------       --------
          Net cash provided (used) by operating
            activities.....................................   (10,273)     (5,538)         4,840
                                                             --------    --------       --------
Cash flows from investing activities
  Additions to property and equipment......................      (969)     (1,818)        (1,900)
  Purchase of business, net of cash acquired...............      (400)         --             --
  Cash included with sale of Real-time Computing
     Business..............................................        --        (420)            --
  Software development costs -- capitalized................        --      (3,688)        (2,324)
                                                             --------    --------       --------
Net cash used by investing activities......................    (1,369)     (5,926)        (4,224)
                                                             --------    --------       --------
Cash flows from financing activities
  Proceeds (repayments) from short term borrowings.........    (3,200)      3,200             --
  Proceeds from sale of Concurrent stock...................    12,363       3,400             --
  Equity contributions.....................................     1,837         216             --
                                                             --------    --------       --------
Net cash provided by financing activities..................    11,000       6,816             --
                                                             --------    --------       --------
Net increase (decrease) in cash and cash equivalents.......      (642)     (4,648)           616
                                                             --------    --------       --------
Cash and cash equivalents at beginning of the period.......     3,617       8,265          7,649
                                                             --------    --------       --------
Cash and cash equivalents at end of the period.............  $  2,975    $  3,617       $  8,265
                                                             ========    ========       ========

        See notes to the accompanying consolidated financial statements.

                    CYBERGUARD CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           YEAR ENDED JUNE 30, 1997, NINE MONTHS ENDED JUNE 30, 1996
                       AND YEAR ENDED SEPTEMBER 30, 1995
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 CUMULATIVE
                                                                                                   FOREIGN
                               COMMON STOCK      ADDITIONAL                  UNREALIZED GAIN      CURRENCY
                            ------------------    PAID IN     ACCUMULATED     ON SECURITIES      TRANSLATION
                             SHARES     AMOUNT    CAPITAL       DEFICIT     AVAILABLE FOR SALE   ADJUSTMENT     TOTAL
                            ---------   ------   ----------   -----------   ------------------   -----------   --------
Balance September 30,
  1994....................  5,911,437    $59      $43,662            --            $ --             $(928)     $ 42,793
Net Loss..................         --     --           --       (11,088)             --                --       (11,088)
Translation adjustment....         --     --           --            --              --               391           391
                            ---------    ---      -------      --------           -----             -----      --------
Balance September 30,
  1995....................  5,911,437     59       43,662       (11,088)             --              (537)       32,096
Net Loss..................         --     --           --       (26,122)             --                --       (26,122)
Translation adjustment....         --     --           --            --              --              (227)         (227)
Issuance of common stock
  relating to the sale of
  the Real-time Computing
  Business................    683,178      7       11,778            --              --                --        11,785
Issuance of common stock,
  other...................    114,756      1          712            --              --                --           713
                            ---------    ---      -------      --------           -----             -----      --------
Balance June 30, 1996.....  6,709,371     67       56,152       (37,210)             --              (764)       18,245
Net Loss..................         --     --           --       (12,490)             --                --       (12,490)
Change in market value of
  Preferred Stock
  available for sale......         --     --           --            --             173                --           173
Translation adjustment....         --     --           --            --              --               627           627
Issuance of common stock,
  for the non compete
  agreement...............     91,800      1        1,399            --              --                --         1,400
Issuance of common
  stock...................    651,143      6        1,956            --              --                --         1,962
                            ---------    ---      -------      --------           -----             -----      --------
Balance June 30, 1997.....  7,452,314    $74      $59,507      $(49,700)           $173             $(137)     $  9,917
                            =========    ===      =======      ========           =====             =====      ========

        See notes to the accompanying consolidated financial statements.

                    CYBERGUARD CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1. BUSINESS OVERVIEW

     CyberGuard Corporation and Subsidiaries (the "Company"), is a leading developer and marketer of commercial network security products designed to protect data on computer networks from access by unauthorized users. The Company was among the first companies to establish a business unit devoted to developing and marketing network security products. As early as 1989 the Company had developed and begun to market an integrated secure operating system and secure networking software solution. With the announcement of its firewall application in 1994, the Company began offering multi-level network security solutions to the commercial market through its CyberGuard Firewall suite of products.

     In May 1995 the Company separated its business operation into two units; Real-time Business and the Trusted Systems Division, which developed network security products. On March 26, 1996, the Company and Concurrent Computer Corporation ("Concurrent") signed a Purchase and Sale Agreement effective as of that date and amended and restated as of May 23, 1996 ("Agreement"). This Agreement was approved by the shareholders of both companies on June 27, 1996 and the transaction was closed effective June 30, 1996. In connection with this sale, the Company changed its fiscal year end from September 30 to June 30, effective in the year beginning October 1, 1995. Under the Agreement, the Company sold the net assets of its Real-time computing business with a book value of $21,561 and issued 683,178 shares of its common stock valued at $11,785 to Concurrent (the Transaction) in exchange for (i) 10 million newly issued shares of Concurrent common stock, par value $0.01 per share valued at $17,000, and (ii) convertible exchangeable preferred stock of Concurrent paying a 9% cumulative annual dividend quarterly in arrears with a liquidation preference of approximately $6,264. The Preferred Stock is redeemable by Concurrent when the current market price exceeds $3.75, and is mandatorily redeemable on June 27, 2006, at the liquidation preference plus accrued and accumulated unpaid dividends. The conversion ratio is at a rate equal to the liquidation preference divided by the conversion price, which is initially $2.50, but can be adjusted in certain circumstances. The Preferred Stock at June 30, 1996 is reflected at its estimated market value of $3,853 which was calculated using a discount rate of 14% and that no dividends will be paid until the mandatory redemption date. Since the Company has been actively selling the Preferred Stock, it has been reclassified as securities available for sale. The Preferred Stock at June 30, 1997 is reflected at current market price, inclusive of all cumulative dividends earned (See Note 7 for further details).

2. ACQUISITIONS

     On April 9, 1997 the Company purchased substantially all the assets of TradeWave Corporation, a wholly owned subsidiary of SunRiver Corporation. CyberGuard created a new wholly owned subsidiary, TradeWave Corporation, a Florida corporation to which it contributed all the assets purchased. The transaction was accounted for as a purchase and, accordingly, TradeWave Corporation results are included in the consolidated financial statements since the date of acquisition. The aggregate purchase price was approximately $400. The fair value of net assets acquired was approximately $138. The balance of excess of cost over net assets acquired was allocated to in-process research and development for projects that had not reached technical feasibility and had no probable alternative future uses, which the Company expensed at the date of acquisition. On the basis of a pro forma consolidation of the results of operations, as if the acquisition had taken place at October 1, 1995 consolidated net sales would have been $16,551 and $39,054 for the year ended June 30, 1997 and for the nine months ended June 30, 1996, respectively. The net loss and net loss per common share would have been $18,646 and $2.62 per share for the year ended June 30, 1997 and $29,177 and $4.81 per share for the nine months ended June 30, 1996, respectively. Such pro forma amounts are unaudited and are not necessarily indications of what the actual consolidated results of operations might have been if the acquisition had been effective at October 1, 1995.

                    CYBERGUARD CORPORATION AND SUBSIDIARIES

3. LIQUIDITY

     The Company's historical uses of cash have been to fund net losses from operations, property, and equipment acquisitions and software development costs. Capital expenditures for the fiscal year ended June 30, 1997 and nine months ended June 30, 1996 were $969 and $1,818 respectively. Software development costs were $4,723 and $5,360 respectively for the same periods.

     Prior to the Transaction, the Company funded its cash requirements from its working capital and cash flow provided from the Real time business. The Company sold all its investment in the common stock of Concurrent and substantially all its investment in the preferred stock of Concurrent to pay off its line of credit and to fund operations for the fiscal year 1997.

     On May 19, 1997 the Company entered into an equity financing arrangement as filed with the Securities and Exchange Commission under the S-3 to sell privately up to a maximum 1,470,085 shares of the Company's common stock. Under this private placement equity offering, the Company has the right, subject to certain conditions, to sell common stock for up to $7.5 million. Pursuant to the Subscription Agreement, the Company either (i) must make a call for proceeds of at least $3,750 by May 14, 1998 and for all of the proceeds by November 15, 1998 or (ii) issue to the purchaser warrants with respect to a maximum of 170,000 shares of the Company's common stock at an exercise price equal to the market price of common stock on November 15, 1998.

     If the Company determines additional equity and/or debt financing is necessary to support its on-going or strategic requirements, it may need to pledge certain working capital assets. Although there can be no assurance that external sources of financing will be available or that, if available, such financing will be on acceptable terms, the Company believes that such funding should be available if required.

4. SIGNIFICANT ACCOUNTING POLICIES

     Consolidation -- The consolidated financial statements include those of CyberGuard Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions between entities have been eliminated.

     Inventories -- are carried at the lower of cost, determined by the First-In-First-Out (FIFO) method, or market.

     Long-Lived Assets -- property and equipment is carried on the basis of cost. Depreciation is computed by the straight-line method using the estimated useful lives of the assets.

     The Company implemented the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective July 1, 1996. The Company reviews its long-lived assets (property and equipment) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value. The adoption of Statement No. 121 had no impact on the Company's financial position or results of operations.

     Software Development Costs -- The Company capitalized costs related to the development of certain software products. Capitalization began when technological feasibility had been established and ended when the product was available for general release to customers. Software development costs incurred prior to technological feasibility were considered research and development costs and are expensed as incurred. Capitalized costs were amortized as the greater of the amount computed using the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product or the straight-line method over five years. There were no software development costs capitalized for the year ended

                    CYBERGUARD CORPORATION AND SUBSIDIARIES

June 30, 1997, $3,688 for the nine months ended June 30, 1996 and $2,324 for the year ended September 30, 1995. Software amortization expense was $0 for the year ended June 30, 1997, $1,414 for the nine months ended June 30, 1996 and $1,305 for the year ended September 30, 1995. Effective June 30, 1996, the Company sold its Real-time computing business to Concurrent. As a result of this transaction, management made the decision to move from the Night Hawk based platform to an Intel PC-based platform and accordingly, wrote-off the related software development costs. See Note 16 for further details.

     Revenue Recognition -- The Company accounts for software revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1, Software Revenue Recognition. Revenues earned under software license agreements with end users are generally recognized when the software has been shipped, payment is due within one year, collectibility is probable, and there are no significant obligations remaining. Unearned income on service contracts is amortized by the straight-line method over the term of the contracts. Revenue from long-term software contracts is accounted for by the percentage of completion method whereby income is recognized based on the estimated stage of completion of individual contracts using costs incurred as a percentage of total estimated costs at completion. Losses on long-term contracts are recognized in the period in which such losses are determined.

     Foreign Currency Translation -- The assets and liabilities of the foreign operations are translated using the local currency as the functional currency.

     Income Taxes -- The Company files a consolidated Federal income tax return.

     The Company follows the asset and liability method of accounting for income taxes. Under the asset and liability method, a deferred tax asset or liability is recognized for temporary differences between financial reporting and income tax bases of assets and liabilities, tax credit carryforwards and operating loss carryforwards. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that such deferred tax assets will not be realized.

     Cash Equivalents -- The Company considers all investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.

     Marketable Securities -- The Company accounts for marketable securities in accordance with the Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), Accounting for Certain Investments in Debt and Equity Securities. In accordance with the provisions of SFAS No. 115, marketable securities, which have been classified by the Company as available for sale, are carried at market value, with the unrealized gains or losses, net of tax, reported as a separate component of shareholders' equity. The Company sold all its investment in common stock of Concurrent Computer Corporation at June 30, 1997 and the majority of its investment in Preferred Stock in Concurrent Computer Corporation during the fiscal year ended June 30, 1997. (See Note 7).

     Loss per Common Share -- Loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Common stock equivalents are excluded due to their anti-dilutive effect.

     Stock Option Plan -- Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On July 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had

                    CYBERGUARD CORPORATION AND SUBSIDIARIES
been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     Use of Estimates -- Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Cancellation of the Secondary Public Offering -- On August 5, 1996, The Company decided to withdraw a secondary offering of common stock due to unfavorable market conditions. Expenditures associated with the cancellation of this stock offering amounting to approximately $1 million were written off and appear on the Company's consolidated statement of operations in the year ended June 30, 1997.

     Reclassifications -- Certain items previously reported in specific financial statement captions have been reclassified to conform with the 1996 presentation.

5. ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

     Changes in the allowance for uncollectible accounts follows:

                                                     YEAR ENDED   NINE MONTHS    YEAR ENDED
                                                      JUNE 30,     JUNE 30,     SEPTEMBER 30,
                                                        1997         1996           1995
                                                     ----------   -----------   -------------
Balance at beginning of year.......................     $318        $ 1,513        $  213
Additions charged to expense.......................      327            421         1,660
Less net write off of uncollectible accounts.......      (98)          (355)         (360)
Less allowance transferred in the sale of the real
  time business....................................       --         (1,261)           --
                                                        ----        -------        ------
Balance at end of year.............................     $547        $   318        $1,513
                                                        ====        =======        ======

Bad debt expense is included in "Selling, general, and administrative expenses" on the consolidated statement of operations.

6. PROPERTY AND EQUIPMENT, NET

     Property and equipment, net is summarized as follows:

                                                           JUNE 30,   JUNE 30,    ESTIMATED
                                                             1997       1996     USEFUL LIFE
                                                           --------   --------   -----------
                                                                                 (IN YEARS)
Property and equipment...................................  $ 2,645    $ 1,553       5-10
Loan equipment and service parts.........................      418        634        1-5
Software.................................................      198         --          3
Leasehold improvements...................................       27         --        3-5
                                                           -------    -------
Gross property and equipment.............................    3,288      2,187
Less: accumulated depreciation...........................   (1,582)    (1,035)
                                                           -------    -------
Net property and equipment...............................  $ 1,706    $ 1,152
                                                           =======    =======

7. SECURITIES AVAILABLE FOR SALE

     As part of the sale of the Real-time Computing Business, the Company received 10,000,000 shares of Common Stock of Concurrent valued at $17,000 and 1,000,000 shares of 9% cumulative dividend, convertible Preferred Stock at a liquidation preference of $6,264. At June 30, 1996 the Preferred Stock was recorded at its

                    CYBERGUARD CORPORATION AND SUBSIDIARIES
estimated market value which was calculated using a discount rate of 14%, and the assumption that no dividends would be paid until the mandatory redemption date. The Preferred Stock was considered a non current asset, as the Company's intention was to hold the investment until maturity at June 26, 2006. However, during the course of the year, the Company decided to sell the majority of the Preferred Stock and use its proceeds to fund operations. As such, these securities, which are convertible into Common Stock have been reclassified as securities available-for-sale and valued at their market value as of June 30, 1997 which is calculated by taking the number of common share equivalents times the price per common share at June 30, 1997.

     Securities available for sale is summarized below:

                                                             GROSS          GROSS       ESTIMATED
                                              AMORTIZED    UNREALIZED     UNREALIZED      FAIR
                                                COST      APPRECIATION   DEPRECIATION     VALUE
                                              ---------   ------------   ------------   ---------
June 30, 1997:
Concurrent Computer Corp.
  Preferred Stock...........................   $ 1,095        $173            $--        $ 1,268
  Common Stock..............................        --          --            --              --
                                               -------        ----           ---         -------
          Total.............................   $ 1,095        $173            $--        $ 1,268
                                               =======        ====           ===         =======
June 30, 1996:
Concurrent Computer Corp.
  Preferred Stock...........................   $ 3,853        $ --            --         $ 3,853
  Common Stock..............................    13,600          --            --          13,600
                                               -------        ----           ---         -------
          Total.............................   $17,453        $ --            $--        $17,453
                                               =======        ====           ===         =======

8. ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consists of the following:

                                                              JUNE 30,   JUNE 30,
                                                                1997       1996
                                                              --------   --------
Salaries, wages and other compensation......................   $1,167     $  656
Accrued interest and sundry taxes...........................      168        180
Other.......................................................    1,557      1,462
Royalties payable(a)........................................      674        285
Secondary offering expenses.................................       --        398
Non-compete agreement (Note 15).............................       --      1,400
Expenses for the sale of Real-time computing business.......       --      1,842
                                                               ------     ------
                                                               $3,636     $6,223
                                                               ======     ======

---------------

(a) Represents various software license royalty payments due to third-parties for products sold by the company.

    9. LOAN PAYABLE

     On April 1, 1996, the Company entered into a loan and security agreement with Foothill Capital Corporation ("Foothill") pursuant to which Foothill agreed to make revolving advances to the Company on an amount of up to $5,000,000 subject to certain borrowing base requirements and at an interest rate equal to the prime or reference rate announced by Norwest Bank Minnesota, National Association, plus two percent. On June 27, 1996, this agreement was amended to, among other things, extend the maturity date to the earlier

                    CYBERGUARD CORPORATION AND SUBSIDIARIES
of (a) September 30, 1996 or (b) the date on which the Company consummates a secondary common stock offering. As collateral for the loan, the Company granted Foothill a security interest in its assets (including 7,000,000 shares of the Concurrent common and all of the preferred stock received by the Company in connection with the Transaction).

     In addition, the Company granted Foothill warrants to purchase 100,000 shares of common stock at a price equal to the lower of the price of a share of common stock issued to the public pursuant to a registration statement or $17.00 per share. The warrant is exercisable in whole or in part from the date that is the earlier of August 1, 1996 and five days after the closing of a public offering through June 27, 2001.

     In August 1996, the Foothill loan was repaid. As of June 30, 1997, there are no outstanding amounts due on the loan.

10. STOCK SPLIT

     On March 5, 1996, the Board of Directors declared a three-for-one common stock split distributable on March 29, 1996 to shareholders of record at the close of business on March 18, 1996. All applicable share and per share data have been retroactively restated for the stock split.

11.  INCOME TAXES

     There is no provision for income taxes due to the loss carryforward.

     The components of deferred income tax assets (liabilities) are as follows:

                                                              JUNE 30,    JUNE 30,
                                                                1997        1996
                                                              --------    --------
Charitable contributions....................................  $    279    $    275
Inventory valuations........................................        21           2
Depreciation................................................      (149)        (16)
Capitalized software........................................        --          --
Restructuring costs.........................................        --          19
Accrued vacation............................................        76          62
Net operating losses available carryforwards................    12,727      11,043
Capital loss carryforwards..................................     2,291          --
All other -- net............................................       727         154
Valuation allowance.........................................   (15,972)    (11,539)
                                                              --------    --------
Net deferred income tax liability...........................  $     --    $     --
                                                              ========    ========

                    CYBERGUARD CORPORATION AND SUBSIDIARIES

     A reconciliation of the effective income tax rate and the statutory United States income tax rate follows:

                                                                    NINE
                                                        YEAR       MONTHS
                                                       ENDED       ENDED       YEAR ENDED
                                                      JUNE 30,    JUNE 30,    SEPTEMBER 30,
                                                        1997        1996          1995
                                                      --------    --------    -------------
Statutory U.S. income tax rate......................   (34.0)%     (34.0)%        (34.0)%
State taxes.........................................      --          --           (1.9)
Capitalized restructuring costs.....................      --          --             --
Operating loss carryforwards........................    33.5        28.9           32.2
Payment of tax to Former Parent on German
  dividend..........................................      --          --           21.8
Contributions.......................................      --          --
Other items.........................................      .5         5.1            1.8
                                                       -----       -----          -----
Effective income tax rate...........................      --          --             --
                                                       =====       =====          =====

     United States income taxes have not been provided on the undistributed earnings of international subsidiaries because the Company has intended to reinvest these earnings. If the Company distributes international earnings, a U.S. tax would be provided in future periods. As of June 30, 1997, the Company does not intend to distribute international earnings, therefore no US tax has been projected. The determination of the amount of these undistributed earnings and any related unrecognized deferred US tax liability is not practicable.

     As of June 30, 1997, the Company has U.S. net operating loss carryforwards of approximately $37 million. The Company's net operating loss carryforwards begin to expire in 2010. As of June 30, 1997, the Company has a U.S. net capital loss carryforward of approximately $6,740. The Company may utilize these capital loss carryforwards only to offset future capital gains.

     Pretax loss from European operations was ($55) for the twelve months ended June 30, 1997; ($998) for the nine months ended June 30, 1996; and ($3,136) for the year ended September 30, 1995.

12.  SHAREHOLDERS' EQUITY

     Each share of the Company's common stock has attached to it one right. Each right entitles its registered holder to purchase from the Company after the "Separation Time", as hereinafter defined, one-hundredth of a share of Participating Preferred Stock, par value $.01 per share, for an amount calculated in accordance with the Agreement. The rights will not trade separately from the common stock unless and until the Separation Time. The Separation Time is defined as the earlier of the tenth business day after the date on which any person commences a tender or exchange offer which, if consummated, would result in an acquisition, and the first date of public announcement by the Company of such offering. In the event of any voluntary, or involuntary liquidation of the Company, the holders of the Preferred Stock shall be paid an amount as calculated in accordance with the Preferred Stock Agreement.

     Effective October 8, 1994, the Company adopted a Stock Incentive Plan which permits the issuance of stock options, stock appreciation rights, performance awards, restricted stock and/or other stock based awards to directors and salaried employees. On February 4, 1996, the Board of Directors approved an amendment to the plan to reserve 2,025,000 shares of common stock for grant. The option price shall be determined by the Board Committee effective on the Grant Date. The option price shall not be less than one hundred percent of the Fair Market Value of a share of common stock on the Grant Date. If Incentive Stock Options are granted to a participant who on the Grant Date is a ten percent holder, such price shall be not less than one hundred and ten percent of the Fair Market Value of a share of common stock on the Grant Date. All options become immediately exercisable upon the occurrence of a Change in Control of the Company. Vesting of these options

                    CYBERGUARD CORPORATION AND SUBSIDIARIES
occurs based on years of service. It begins at 33% after one year, 66% after two years, and 100% after the third year of service.

     The Company also elected to have non-qualified stock options for key executives as part of their compensation plan. The Board of Directors has the authority to determine to whom options may be granted, period of exercise, the option price at the date of grant, and what other restrictions, if any, should apply.

     Pro forma information regarding net loss and loss per common share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to September 30, 1995 under the fair value method of FAS 123. The fair value method for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996, respectively: risk-free interest rates ranged from 5.8% to 6.3% and 4.9% to 5.8%, expected dividend yield of 0% and 0%, volatility factors of the expected market price of the Company's common stock ranged from .87 to .90 and .76 to .93, and a weighted average expected life of the option of 3 years and 1.9 years, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The adoption of FAS 123 under the fair value based method would have increased compensation expense by $1,728 for the year ended June 30, 1997 and $681 for the nine months ended June 30, 1996. The effect of FAS 123 under the fair value based method would have effected net loss and loss per share as follows:

                                                                            NINE MONTHS
                                                              YEAR ENDED       ENDED
                                                               JUNE 30,      JUNE 30,
                                                                 1996          1997
                                                              ----------    -----------
Net loss....................................................   $(12,490)     $(26,122)
                                                               ========      ========
Pro forma...................................................   $(14,218)     $(26,803)
                                                               ========      ========
Loss per common share as reported...........................   $ ( 1.76)     $ ( 4.32)
                                                               ========      ========
Pro forma...................................................   $ ( 2.00)     $  (4.43)
                                                               ========      ========

                    CYBERGUARD CORPORATION AND SUBSIDIARIES

     Information relating to the Company's stock option plan is as follows:

                                                           NUMBER OF    WEIGHTED AVERAGE
                                                            SHARES       EXERCISE PRICE
                                                           ---------    ----------------
Shares under option at September 30, 1994................         --            --
  Granted................................................    715,200         $2.60
  Exercised..............................................         --            --
  Forfeited..............................................         --            --
                                                           ---------        ------
Shares under option at September 30, 1995................    715,200         $2.60
                                                           =========        ======
Shares exercisable at September 30, 1995.................         --            --
                                                           =========        ======
Shares under option at September 30, 1995................    715,200         $2.60
  Granted................................................    984,300          7.17
  Exercised..............................................    (84,630)         2.87
  Forfeited..............................................    (25,206)         2.60
                                                           ---------        ------
Shares under option at June 30, 1996.....................  1,589,664         $5.46
                                                           =========        ======
Shares exercisable at June 30, 1996......................    803,163         $3.50
                                                           =========        ======
Shares under option at June 30, 1996.....................  1,589,664         $3.50
  Granted................................................    947,850          9.37
  Exercised..............................................   (636,559)         3.00
  Forfeited..............................................    (75,033)         8.75
                                                           ---------        ------
Shares under option at June 30, 1997.....................  1,825,922         $7.77
                                                           =========        ======
Shares exercisable at June 30, 1997......................    594,442         $6.43
                                                           =========        ======

     At June 30, 1997, 739,605 stock options outstanding have exercise prices ranging from $2.58 to $5.50. The weighted average exercise price of these options is $4.88 and weighted remaining contractual life of these options is
3.38 years. Of these options, 397,905 are exercisable at a weighted average price of $4.35.

     At June 30, 1997, 747,317 stock options outstanding have exercise prices ranging from $8.87 to $10.75. The weighted average exercise price of these options is $9.31 and weighted remaining contractual life of these options is
4.45 years. Of these options, 84,667 are exercisable at a weighted average price of $10.62.

     At June 30, 1997, 339,000 stock options outstanding has an exercise price of $10.67. The remaining contractual life of these options is 8.7 years. Of these options, 111,870 are currently exercisable.

     As of June 30, 1997 there were 100,000 warrants outstanding to Nissin Electric Company, granted as a part of a joint sales and marketing agreement to address the Japanese Firewall market. These warrants are exercisable based upon Nissin fulfilling certain minimum purchase obligations at predetermined dates through December 31, 1998. The price of the options are exercisable at $15.00 per common share.

13. EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) Savings Plan ("the Plan") which covers the eligible employees of CyberGuard Corporation, and any related company. An employee is eligible to participate in the Plan on the date of hire The amount of profit-sharing contributions made by the Company into the Plan is discretionary and shall be determined based on a percentage of the Company's adjusted net income before taxes. Each participant may contribute up to 12% of compensation into the Plan. The Company makes a matching contribution on behalf of each participant for the first 6% of their individual contribution. Participant's profit-sharing and matching contribution vests over a seven year period. The Company contributions to the Plan

                    CYBERGUARD CORPORATION AND SUBSIDIARIES
were $221 for the year ended June 30, 1997; $738 for the nine months ended June 30, 1996 and $966 for the year ended September 30, 1995.

14. CONTINGENCIES

     Certain claims have been filed or are pending against the Company. It is management's opinion that all matters are without merit or are of such kind, or involve such amounts, as would not have a material effect on the consolidated financial position of the Company if disposed of unfavorably.

15. NON-COMPETE AGREEMENTS

     In connection with the sale of the Real-time computing business, the Company entered into non-compete agreements for a period of five years with two former officers of the Company. In consideration for the these non-compete agreements, these officers received 91,800 shares of the Company's Common Stock. These shares were valued at market price as of the date of the agreement, June 28, 1996, and were accrued for as of June 30, 1996. These amounts will be amortized over the life of the agreement. The amortization expense for the year ended June 30, 1997 is $280.

16. WRITE OFF OF CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS

     After the sale of the Real-time Computing Division to Concurrent Computer Corporation, a decision was made by new management of the Company to move from the Night Hawk based platform to an Intel-PC based platform running on the UnixWare operating system which the Company licenses from Santa Cruz Operations The Company had capitalized computer software development costs, which relate to the Night Hawk based systems. As a result of new management's decision to move to a different platform, such capitalized computer software development costs of approximately $3,244 became worthless and accordingly have been charged to operations during the year ended June 30, 1996.

17. LEASE COMMITMENTS

     Rent expense was $231 for the year ended June 30, 1997; $1,382 for the nine months ended June 30, 1996, $1,814 for the year ended September 30, 1995.

     On June 10, 1997, the Company entered into a ten year term office lease for its corporate office located in a commercial building in Fort Lauderdale, Florida. The lease provides for a 5 year renewal option.

     Total future minimum rental commitments under non-cancelable operating leases, primarily for buildings and equipment, for the years following June 30, 1997 are: 1998 -- $648; 1999 -- $710; 2000 -- $711; 2001 -- $477; and 2002 and
thereafter -- $450.

18. CONCENTRATIONS OF CREDIT RISK AND RELATED PARTY TRANSACTIONS

     Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and trade receivables. The Company holds any excess cash in short-term investments consisting of commercial paper. Concentrations of credit risk with respect to receivables are limited due to the Company's large number of customers. Credit risk with respect to securities consist of Concurrent stock received in connection with the sale of the Real-time Computing Business and is limited due to the fact that the Company sold all its ownership in the common stock and the majority of its ownership in the preferred stock at June 30, 1997.

                    CYBERGUARD CORPORATION AND SUBSIDIARIES

19. GEOGRAPHIC INFORMATION

     The Company operates exclusively in the computer systems industry. Substantially all revenues result from the sale of computer systems and related software and services. Major customers during 1997, 1996, and 1995 include the United States Government, Hucom, Inc., and Boeing Company. In many cases, agencies of the United States Government are the ultimate purchasers of the Company's products. Sales to the United States Government combined with sales for which the Company acted as subcontractor on government projects have represented approximately 9%, 51%, and 43% of total sales for the year ended June 30, 1997, the nine months ended June 30, 1996 and the year ended September 30, 1995, respectively. Sales made to Hucom represented 11% in 1997. Sales made to Boeing Company as a percentage of total sales were 0%, 7% and 4%, for the year ended June 30, 1997, the nine months ended June 30, 1996 and the year ended September 30, 1995, respectively. During the year ended September 30, 1995, the Company's largest customer was Lockheed Martin Corporation. Sales made to Lockheed Martin Corporation as a percentage of total sales were 11% for the year ended September 30, 1995.

     All intercompany revenues and expenses are eliminated in computing revenues and operating income.

     A summary of the Company's operations by geographic area is summarized below:

                                                                  NINE MONTHS
                                                     YEAR ENDED      ENDED       YEAR ENDED
                                                      JUNE 30,     JUNE 30,     SEPTEMBER 30,
                                                        1997         1996           1995
                                                     ----------   -----------   -------------
United States Operations
  Net sales........................................   $ 11,257     $ 31,402        $36,138
  Net loss.........................................    (12,435)     (25,124)        (7,952)
  Identifiable assets..............................     15,606       22,756         33,658
European Operations
  Net sales........................................      4,364        6,009          8,973
  Net loss.........................................        (55)        (998)        (3,136)
  Identifiable assets..............................        368        4,956          8,186

     US Export Sales were $5,209 for the year ended June 30, 1997; $3,812 for the nine months ended June 30, 1996; $2,945 for the year ended September 30, 1995.

20. SHARED SERVICE AGREEMENT

     On June 30, 1996, the Company entered into an agreement with Concurrent to provide certain administrative and personnel-related services for the Company. The Company was billed monthly for these services which totaled $461 for the year ended June 30, 1997. Effective June 30, 1997 the only service provided was for rental of facilities.

CYBERGUARD RESELLER AGREEMENT:

     A reseller agreement exists, effective June 27, 1996, between The Company and Concurrent to act as a reseller of CyberGuard products. For each CyberGuard Product sold by Concurrent, Concurrent shall pay to CyberGuard a predetermined fee. The initial term of this agreement shall be for a period of twelve months beginning with the effective date of this agreement and may be renewed for two additional terms of twelve months each with the written consent of both the Company and Concurrent. During the current fiscal year, the Company elected to extend the reseller agreement to Concurrent for an additional twelve month period.

     Sales to Concurrent Computer Corporation and its subsidiaries were $60 for the year ended June 30, 1997.

                    CYBERGUARD CORPORATION AND SUBSIDIARIES

NIGHTHAWK SUPPLIER AGREEMENT:

     A supplier agreement exists, effective June 27, 1996 between the Company and Concurrent. During the term of this agreement, the Company shall pay Concurrent a fee of $5 per month. The initial term of this agreement shall be for a period of twelve months beginning with the effective date of this agreement and may be renewed for two additional terms of twelve months each with the written consent of both the Company and Concurrent . During the current fiscal year the NightHawk Supplier Agreement with Concurrent was renegotiated with new pricing established and an extension of the agreement until December 31, 1997.

21. RESELLER AGREEMENTS

     On August 6, 1996, the Company entered into a Joint Development and Marketing Agreement with Information Resources Engineering, Inc. (IRE) whereas the Company and IRE will jointly develop and market a product offering consisting of a combination of the CyberGuard Firewall and IRE SafeNet products in an interoperable centrally managed system configured for use with a virtual private network (VPN). In connection with this Agreement IRE paid CyberGuard $1 million in prepaid licenses of which approximately $.85 million remains as deferred revenue as of June 30, 1997.

     Subject to the terms and conditions of this Joint Agreement, the Company and IRE agree to cooperate with and assist each other in the joint design and development of any product.

     The Company entered into a Master Software Licensing Agreement with Data General on June 23, 1997. The agreement calls for mutual software development, sales, and support toward a strategic alliance that fully integrates the CyberGuard Firewall with Data General's Secureline hardware servers. In connection with this agreement, the Company has agreed to pay Data General $.5 million of prepaid royalties. Prepaid royalties of $166,000 have been accrued as of June 30, 1997.

22. NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997 the Financial Accounting Standards Board ("FASB") Issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items to be reported in a separate financial statement. The Company does not believe that adoption of SFAS No. 130 will have a significant impact on its financial reporting.

     In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 establishes standards for the way the public business enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company does not believe that adoption of SFAS No. 131 will have a significant impact on its financial reporting.

     In February 1997, the FASB issued SFAS No. 128," Earnings Per Share" (SFAS No. 128"). SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not believe that adoption of SFAS No. 128 will have a significant impact on its financial reporting.