Form 10-K405/A
period 1997-06-30
CYBERGUARD CORP
filed 1997-10-22
CIK 927133

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $73,233,207 (based upon the closing sale price of $9.13 per share on the Nasdaq National Market System on October 16, 1997).

     As of October 16, 1997 8,025,557 shares of the Registrant's $0.01 par value Common Stock were outstanding.

================================================================================

                                    PART II

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

                                  FISCAL YEAR    NINE MONTHS               FISCAL YEAR ENDED
                                     ENDED          ENDED       ---------------------------------------
                                   JUNE 30,       JUNE 30,      SEPTEMBER 30,    JUNE 30,      JUNE 30,
                                     1997          1996(B)         1995(A)         1994          1993
                                  -----------    -----------    -------------    --------      --------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues........................   $ 15,621       $ 37,411        $ 45,111       $64,640       $55,540
Cost of Sales...................      7,240         21,022          25,764        31,236        29,863
                                   --------       --------        --------       -------       -------
Gross Profit....................      8,381         16,389          19,347        33,404        25,677
Selling, General and
  Administrative expenses.......     11,410         18,021          22,984        19,791        19,770
Research and development........      4,723          5,360           7,903         6,725         6,850
Other operating expenses........        262(C)       4,253(C)           --            --            --
                                   --------       --------        --------       -------       -------
Operating Income (loss).........     (8,014)       (11,245)        (11,540)        6,888          (943)
Interest Income (expense),
  net...........................        646            180             456            (4)           --
Other Income (expense), net.....     (5,122)(D)        103              (4)       (1,271)       (1,074)
Loss on Sale of Real-time
  Business......................         --        (15,160)             --            --            --
                                   --------       --------        --------       -------       -------
Net income (loss) before income
  tax...........................    (12,490)       (26,122)        (11,088)        5,613        (2,017)
Income tax expense (benefit)....         --             --              --         1,086        (1,560)
                                   --------       --------        --------       -------       -------
Net income (loss) before
  cumulative effect of change in
  accounting principal..........    (12,490)       (26,122)        (11,088)        4,527          (457)
Cumulative effect of change in
  accounting principal..........         --             --              --          (135)           --
                                   --------       --------        --------       -------       -------
Net income (loss)...............   $(12,490)      $(26,122)       $(11,088)      $ 4,392       $  (457)
                                   ========       ========        ========       =======       =======
Loss per share..................   $  (1.76)      $  (4.32)       $  (1.88)           --(E)         --(E)
                                   ========       ========        ========       =======       =======

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

                                                        TWELVE MONTHS ENDED    NINE MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          1997       1996       1996       1995
                                                        --------   --------   --------   --------
                                                        (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
Revenues..............................................  $ 15,621   $ 46,118   $ 37,411   $ 36,404
Cost of sales.........................................     7,240     26,177     21,022     20,609
                                                        --------   --------   --------   --------
Gross profit..........................................     8,381     19,941     16,389     15,795
Selling, general and administrative expenses..........    11,410     25,266     18,021     15,739
Research and development..............................     4,723      7,293      5,360      5,970
Transaction expense...................................        --      1,009      1,009         --
Write-off Capitalized software........................       262      3,244      3,244         --
                                                        --------   --------   --------   --------
Operating income (loss)...............................    (8,014)   (16,871)   (11,245)    (5,914)
Interest income (expense), net........................       646        275        180        361

                                                        TWELVE MONTHS ENDED    NINE MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          1997       1996       1996       1995
                                                        --------   --------   --------   --------
                                                        (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
Other income (expense), net...........................    (5,122)       331        103       (232)
Loss on Sale of Real-time Business....................        --    (15,160)   (15,160)        --
                                                        --------   --------   --------   --------
Net income (loss) before income tax...................  $(12,490)  $(31,425)  $(26,122)  $ (5,785)
                                                        ========   ========   ========   ========
Loss per share........................................  $  (1.76)  $  (5.20)  $  (4.32)  $   (.98)
                                                        ========   ========   ========   ========

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

     The Company reported certain non-recurring charges for the fiscal year ended June 30, 1997 and the nine months ended June 30, 1996. During fiscal year 1997, the Company recognized a loss of approximately $4.4 million on the sale of securities of Concurrent which were originally received in June 1996 as consideration for the sale of the Company's Real-time Business operations. Other non-recurring transactions for the current fiscal year included a write-off of $.5 million for accumulated transaction adjustment of foreign currency-based assets relating to the Company's former international subsidiaries sold to Concurrent in June 1996, and $.3 million in expensed Research and Development related to the purchase of the Company's TradeWave operations from SunRiver Corp. in April 1997. For the nine months ended June 30, 1996, the Company incurred a loss of approximately $15.2 million on the sale of the Real-time Business (based on a market price of Concurrent Common Stock of $1.70 per share); approximately $3.2 million for the write-off of certain capitalized software; and approximately $1.0 million in additional expenses related to the Company's canceled public stock offering.

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

RESULTS OF OPERATIONS

Twelve-month Period Ended June 30, 1997 Compared to the twelve-month Period Ended June 30, 1996

     Net Revenues. For the 12 months ended June 30, 1997 net revenues were derived solely from the sale of the Company's firewall systems, add-on security products, and service and support related to security products. For the 12 months ended June 30, 1996, a substantial portion of the net revenues of the company were related to the sale of the Real-time computer systems and services, a segment of the business which was sold to Concurrent Computer Corporation on June 26, 1996. Specifically, net revenues for the 12 months ended June 30, 1997 were $15.6 million compared to $46.1 million for the 12 months ended June 30, 1996. This represents a decrease of $30.5 million or 66.1%. Of the $46.1 million in net revenues for the 12 month period ended June 30, 1996, approximately $38.0 million or 82.4% represented sales and services for Real-time products. Net revenues from the sales and service of security products increased by $7.4 million or 90.2% from $8.2 million for the 12 months ended June 30, 1996 to $15.6 million for the 12 months ended June 30, 1997. The increase in net revenues from security products for 1997 is the result of continued customer acceptance of firewall technology as an adequate safeguard for electronic data and increased customer awareness of the CyberGuard Firewall based upon numerous positive reviews from leading-industry publications of the company's software only Version 3 firewall introduced in October 1996. Net product and services revenues for the 12 months ended June 30, 1997 include the operations of the company's TradeWave subsidiary which was established in April 1997. The TradeWave subsidiary accounted for $.4 million in total revenues or 2.6% of total revenues for the 12 months ended June 30, 1997. Additionally, the company realized strong growth internationally during the 12 months ended June 30, 1997. International revenues for security products and services were $9.1 million , up $5.4 million or 144.0% compared to $3.7 million for the same 12 month period in 1996. This increase in International security products revenues is attributable to (1) the expansion of the company's reseller channels in the Pacific-Rim region, most notably Japan, Korea and Taiwan, and (2) to the increase in customer orders in the United Kingdom and Western Europe following the formal award of the ITSEC E3 certification standard to the CyberGuard Firewall in March 1997.

     For the year ended June 30, 1997 the Company shipped a total of 667 firewall units compared to 203 for the 12 months ended June 30, 1996. One customer, Hucom, Inc. accounted for 11% of the revenues during the 12 months ended June 30, 1997. There were no other customer that accounted for more than 10% of the revenues during the 12 months ended June 30, 1996.

     CyberGuard provides its customer base with a comprehensive service offering which includes the installation of its firewall and TradeWave products, customer support including hotline assistance, and product training and consulting. For the 12 month period ended June 30, 1997 the Company reported service revenue for its security products of $1.0 million an increase of $.6 million or 150% compared to the like-type revenues of $.4 million for the 12 months ending June 30, 1996. As a percentage of total security revenues, service revenues accounted for 6.7% in 1997 compared to 1% in 1996. The increase in net revenues from services is attributable to a larger base of customers under maintenance agreements in 1997 stemming from increased product shipments.

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

     For the 12 months ended June 30, 1997 the Company reported total operating expenses of $16.4 million compared to $36.8 million for the 12 months ended June 30, 1996. For the 12 months ended June 30, 1996, $23.4 million or 64% of the total operating expenses related to the operations of the Company's Real-time Business which was sold to Concurrent in June 1996. The operating expenses for both 12-month periods include certain non-recurring charges. For the 12 months ended June 30, 1997, the Company expensed $0.3 million of in-process research and development work related to the purchase of the TradeWave business assets from SunRiver Corporation in April 1997. The operating expenses for the 12 months ended June 30, 1996 include a provision for $1.0 million in costs associated with the Company's canceled public stock offering in July 1996, and a charge to write off approximately $3.2 million in previously capitalized Software Development costs. Excluding these one-time charges and the operating expenses for the Real-time Business in 1996, total operating expenses for the 12 months ended June 30, 1997 would be $16.1 million compared to $9.1 million for the same 12-month period in 1996. This increase of $7.0 million is the result of expanded world-wide sales and marketing efforts to promote the Company's Firewall products during 1997, and increased costs incurred in the 4th fiscal quarter of 1997 to operate the TradeWave subsidiary. Additionally, the operational expenses for the 12 months ended June 30, 1997 include expenditures to develop an NT-based firewall, and to co-develop the Safenet Enterprise Firewall Product with Information Resource Management Corp. No similar expenses were incurred during the 12 months ended June 30, 1996.

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

Nine-month Period Ended June 30, 1996 Compared to Nine-month Period Ended June 30, 1995

     Net Revenues. Net revenues consist primarily of Firewall Systems, Real-time Computer Systems, system integration and support services and sales relating to third party security products. Overall revenue increased by $1 million to $37.4 million for the nine months ended June 30, 1996 compared to the nine months ended June 30, 1995. This overall increase in net sales is attributable to an increase in firewall product sales for the Trusted Systems Division which offset lower sales for Real-time related products. Specifically, the Company shipped 184 turn-key firewall systems during the nine months ended June 30, 1996 compared to 72 units for the same period in 1995. Firewall and related security products revenues increased by 86% during the nine months ended June 30, 1996 when compared to the nine months ended June 30, 1995. The nine months ended June 30, 1995 included a $1.9 million sale (or 48% of total secure revenues) to one government related customer for 43 units; the nine months ended June 30, 1996 included sales to a single international customer of approximately $.6 million or 8% of total secure revenues. There were no sales in the year ended June 30, 1996 for more than five units to any one customer. The increase in product sales is the result of increased acceptance in the commercial marketplace for the CyberGuard Firewall. The Company also experienced a strong increase in sales leads during the nine months ended June 30, 1996 as several prominent periodicals and industry-based magazines rated the CyberGuard Firewall highly based upon their published testing results. During the nine months ended June 30, 1996, 71% of the Company's sales were to commercial customers, compared to 39% for the same period in 1995.

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

     Prior to the Real-time Sale, the Company funded its cash requirements from its working capital and cash flows generated, primarily, by the Real-time Business. Subsequent to the Real-time sale in June 1996, the Company canceled its proposed secondary public stock offering, and elected instead to liquidate the majority of its holdings in Concurrent common and preferred stock received as consideration for the sale of the Real-time assets to Concurrent. Sales of Concurrent securities throughout the course of fiscal year 1997 generated approximately $12.4 million in proceeds. These funds were used to pay off the Company's outstanding line of credit balance of $3.2 million in July 1996. The remaining funds were used to establish the necessary working capital to support the operations of the Company. At June 30, 1997, the Company had cash, cash equivalents and short term securities totaling $4.2 million.

     On May 15, 1997, the Company entered into a Subscription Agreement pursuant to which the Company may issue up to $7,500,000 worth of Common Stock at the Closing Bid Price over a period preceding a "call for proceeds" by the Company. Pursuant to the Subscription Agreement, the Company must make a call for all of the proceeds by November 15, 1998 or issue to the purchaser warrants with respect to a maximum of 170,000 shares of the Company's common stock at an exercise price equal to the market price of common stock on the target dates for these minimum calls. As of June 30, 1997 no sales of common stock were made pursuant to the Subscription Agreement. Subsequent to June 30, 1997, the Company has sold pursuant to the Subscription Agreement 464,524 shares of common stock in exchange for proceeds of $3,917,057 in reliance on an exemption from registration contained in Section 4(2) of the Act.

     There can be no assurance that the Company will make the minimum calls for proceeds under the Subscription Agreement, that the various conditions to closing following each call for proceeds will be met, or that the funds received by the Company pursuant to the Subscription Agreement will be adequate to fund the Company's ongoing cash requirements.

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

     The following exhibits are included in this Report.

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
 2.01      --  Restated Purchase and Sale Agreement between Concurrent
               Computer Corporation and the Company dated May 23, 1996(i)
 3.01      --  Articles of Incorporation of the Company, as amended(viii)
 3.02      --  Bylaws of the Company(ii)
 4.01      --  Form of Common Stock Certificate(iv)
 4.02      --  Form of Stockholder Rights Plan(ii)
10.01      --  Employment Agreement dated March 5, 1996 between the Company and Robert L. Carberry(viii)
10.02      --  Employment Agreement dated July 1, 1996 between the Company and Patrick O. Wheeler(viii)
10.03      --  Employment Agreement dated April 21, 1997 between the
               Company and Robert Lawten(iii)
10.04      --  Employment Agreement dated July 1, 1996 between the Company and Katherine K. Hutchison(viii)
10.05      --  Employment Agreement dated July 1, 1996 between the Company and Rick A. Siebenaler(viii)
10.06      --  Employment Agreement dated October 1, 1994 between the
               Company and Bradley C. Lesher(viii)
10.07      --  Employment Agreement dated July 24, 1997 between the Company and Thomas Patterson
10.08      --  Joint Development and Marketing Agreement between the
               Company and Information Resource Engineering, Inc. (viii)
10.09      --  Employee Stock Incentive Plan(vi)
10.10      --  Amendment to Employee Stock Incentive Plan(vii)
10.11      --  Employee Savings Plan(v)
10.12      --  Form of Non-Statutory Stock Option Agreement dated as of
               February 4, 1996 between the Company and the following
               executive officers: Patrick O. Wheeler; Katherine K.
               Hutchison; Robert Perks; Rick Siebenaler(vi)
10.13      --  Form of Incentive Stock Option Agreement dated as of
               February 4, 1996 between the Company and the following
               executive officers: Patrick O. Wheeler; Katherine K.
               Hutchison; Robert Perks; and Rick Siebenaler(vi)
10.14      --  Non-Statutory Stock Option Agreement dated as of March 5,
               1996 between the Company and Robert L. Carberry(vi)
10.15      --  Incentive Stock Option Agreement dated as of July 23, 1996 between the Company and Robert L. Carberry(vi)

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
-------                            -------------------
10.16      --  Form of Non-Statutory Stock Option Agreement between the
               Company and non-executive officers(vi)
10.17      --  Form of Incentive Stock Option Agreement between the Company and non-executive officers(vi)
10.18      --  Form of Stock Option Agreement between the Company and non-employee directors(vi)
10.19      --  TradeWave Asset Purchase Agreement(ix)
10.20      --  Agreement (regarding noncompetition, nonsolicitation and confidentiality)(ix)
10.21      --  Private Securities Subscription Agreement dated May 15, 1997 between the Company and Capital Ventures International(x)
10.22      --  Registration Rights Agreement dated May 15, 1997 between the
               Company and Capital Ventures International(x)
10.23      --  Consulting agreement with David Proctor dated March 18, 1997
23.01      --  Consent of KPMG Peat Marwick LLP, Independent Certified
               Public Accountants
27.01      --  Financial Data Schedule (for SEC use only)

---------------
(i) Incorporated by reference to Annex A of the Registrant's Definitive Proxy Statement as filed with the Commission on May 24, 1996
(ii) Filed with Post-Effective Amendment No. 1 to the Company's Registration Statement on Form 10, dated September 29, 1994, File No. 0-24544 and incorporated herein by reference.
(iii)Filed with the Company's Annual Report on Form 10-K for the period ended June 30, 1997.
(iv) Filed with the Company's Registration Statement on Form S-3 dated May 23, 1996 (File No. 333-04407) and incorporated herein by reference.
(v) Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Commission File Number 33-88446) filed on January 13, 1995.
(vi) Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Commission File Number 33-88448) filed on January 13, 1995.
(vii)Incorporated by reference to Annex E of the Registrant's Definitive Proxy Statement as filed with the Commission on May 24, 1996.
(viii)
     Incorporated by reference to Company's Annual Report on Form 10-K for fiscal year ended June 30, 1996.
(ix) Incorporated by reference to the Company's Current Report on Form 8-K dated April 9, 1997.
(x) Incorporated by reference to the Company's Registration Statement on Form S-3 (Commission File Number 333-28693) filed on June 12, 1997.

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

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

               /s/ ROBERT L. CARBERRY                  Chairman, President and       October 16, 1997
-----------------------------------------------------  Chief Executive Officer and
                 Robert L. Carberry                    Director (Principal
                                                       Executive Officer)

               /s/ PATRICK O. WHEELER                  Vice President Finance and    October 16, 1997
-----------------------------------------------------  Chief Financial Officer
                 Patrick O. Wheeler                    (Principal Financial and
                                                       Principal Accounting
                                                       Officer)

                /s/ C. SHELTON JAMES                   Director                      October 16, 1997
-----------------------------------------------------
                  C. Shelton James

               /s/ MICHAEL F. MAGUIRE                  Director                      October 16, 1997
-----------------------------------------------------
                 Michael F. Maguire

              /s/ RICHARD P. RIFENBURGH                Director                      October 16, 1997
-----------------------------------------------------
                Richard P. Rifenburgh

                  /s/ DAVID PROCTOR                    Director                      October 16, 1997
-----------------------------------------------------
                    David Proctor

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

                    CYBERGUARD CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          NINE MONTHS
                                                             YEAR ENDED      ENDED       YEAR ENDED
                                                              JUNE 30,     JUNE 30,     SEPTEMBER 30,
                                                                1997         1996           1995
                                                             ----------   -----------   -------------
Revenues
  Products.................................................   $ 14,574     $  6,898       $  4,534
  Services.................................................      1,047          371            283
  Real Time Business.......................................         --       30,142         40,294
                                                              --------     --------       --------
                                                                15,621       37,411         45,111
Cost of Revenues
  Products.................................................      6,669        4,427          3,001
  Services.................................................        571          162            139
  Real Time Business.......................................         --       16,433         22,624
                                                              --------     --------       --------
                                                                 7,240       21,022         25,764
                                                              --------     --------       --------
Gross Profit...............................................      8,381       16,389         19,347
Operating Expenses
  Research and development.................................      4,723        5,360          7,903
  Selling, general and administrative......................     11,410       18,021         22,984
  Write-off of capitalized computer software development
     costs (Note 16).......................................         --        3,244             --
  Costs relating to canceled secondary offering............         --        1,009             --
  In process research and development (Note 2).............        262           --             --
                                                              --------     --------       --------
          Total operating expenses.........................     16,395       27,634         30,887
Operating loss.............................................     (8,014)     (11,245)       (11,540)
Interest income, net.......................................        646          180            456
Other income (expense), net................................       (708)         103             (4)
Loss on sale of securities available for sale..............     (4,414)          --             --
Loss on sale of Real-time Business (Note 1)................         --      (15,160)            --
                                                              --------     --------       --------
                                                                (4,476)     (14,877)           452
                                                              --------     --------       --------
Net loss...................................................   $(12,490)    $(26,122)      $(11,088)
                                                              ========     ========       ========
Loss per common share......................................   $  (1.76)    $  (4.32)      $  (1.88)
                                                              ========     ========       ========
Weighted average number of shares outstanding..............  7,100,014    6,046,182      5,911,437
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

                    CYBERGUARD CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1. BUSINESS OVERVIEW

     CyberGuard Corporation and Subsidiaries (the "Company"), is a leading developer and marketer of commercial network security products designed to protect data on computer networks from access by unauthorized users. The Company was among the first companies to establish a business unit devoted to developing and marketing network security products. As early as 1989, the Company had developed and begun to market an integrated secure operating system and secure networking software solution. With the announcement of its firewall application in 1994, the Company began offering multi-level network security solutions to the commercial market through its CyberGuard Firewall suite of products.

     In May 1995, the Company separated its business operation into two units; Real-time Business and the Trusted Systems Division, which developed network security products. On March 26, 1996, the Company and Concurrent Computer Corporation ("Concurrent") signed a Purchase and Sale Agreement effective as of that date and amended and restated as of May 23, 1996 ("Agreement"). This Agreement was approved by the shareholders of both companies on June 27, 1996 and the transaction was closed effective June 30, 1996. In connection with this sale, the Company changed its fiscal year end from September 30 to June 30, effective in the year beginning October 1, 1995. Under the Agreement, the Company sold the net assets of its Real-time computing business with a book value of $21,561 and issued 683,178 shares of its common stock valued at $11,785 to Concurrent (the Transaction) in exchange for (i) 10 million newly issued shares of Concurrent common stock, par value $0.01 per share valued at $17,000, and (ii) convertible exchangeable preferred stock of Concurrent paying a 9% cumulative annual dividend quarterly in arrears with a liquidation preference of approximately $6,264. The Preferred Stock is redeemable by Concurrent when the current market price exceeds $3.75, and is mandatorily redeemable on June 27, 2006, at the liquidation preference plus accrued and accumulated unpaid dividends. The conversion ratio is at a rate equal to the liquidation preference divided by the conversion price, which is initially $2.50, but can be adjusted in certain circumstances. The Preferred Stock at June 30, 1996 is reflected at its estimated market value of $3,853 which was calculated using a discount rate of 14% and that no dividends will be paid until the mandatory redemption date. Since the Company has been actively selling the Preferred Stock, it has been reclassified as securities available for sale. The Preferred Stock at June 30, 1997 is reflected at current market price, inclusive of all cumulative dividends earned (See Note 7 for further details).

2. ACQUISITIONS

     On April 9, 1997, the Company purchased substantially all the assets of TradeWave Corporation, a wholly owned subsidiary of SunRiver Corporation. CyberGuard created a new wholly owned subsidiary, TradeWave Corporation, a Florida corporation to which it contributed all the assets purchased. The transaction was accounted for as a purchase and, accordingly, TradeWave Corporation results are included in the consolidated financial statements since the date of acquisition. The aggregate purchase price was approximately $400. The fair value of net assets acquired was approximately $138. The balance of excess of cost over net assets acquired was allocated to in-process research and development for projects that had not reached technical feasibility and had no probable alternative future uses, which the Company expensed at the date of acquisition. On the basis of a pro forma consolidation of the results of operations, as if the acquisition had taken place at October 1, 1995 consolidated net sales would have been $16,551 and $39,054 for the year ended June 30, 1997 and for the nine months ended June 30, 1996, respectively. The net loss and net loss per common share would have been $18,646 and $2.62 per share for the year ended June 30, 1997 and $29,177 and $4.81 per share for the nine months ended June 30, 1996, respectively. Such pro forma amounts are unaudited and are not necessarily indications of what the actual consolidated results of operations might have been if the acquisition had been effective at October 1, 1995.

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

     On May 19, 1997, the Company entered into an equity financing arrangement as filed with the Securities and Exchange Commission under the S-3 to sell privately up to a maximum 1,470,085 shares of the Company's common stock. Under this private placement equity offering, the Company has the right, subject to certain conditions, to sell common stock for up to $7.5 million. Pursuant to the Subscription Agreement, the Company either (i) must make a call for proceeds of at least $3,750 by May 14, 1998 and for all of the proceeds by November 15, 1998 or (ii) issue to the purchaser warrants with respect to a maximum of 170,000 shares of the Company's common stock at an exercise price equal to the market price of common stock on November 15, 1998.

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
                                               =======        ====           ===         =======

8. ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consists of the following:

                                                              JUNE 30,   JUNE 30,
                                                                1997       1996
                                                              --------   --------
Salaries, wages and other compensation......................   $1,167     $  656
Accrued interest and sundry taxes...........................      168        180
Other.......................................................    1,627      1,462
Royalties payable(a)........................................      674        285
Secondary offering expenses.................................       --        398
Non-compete agreement (Note 15).............................       --      1,400
Expenses for the sale of Real-time computing business.......       --      1,842
                                                               ------     ------
                                                               $3,636     $6,223
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

     Effective October 8, 1994, the Company adopted a Stock Incentive Plan which permits the issuance of stock options, stock appreciation rights, performance awards, restricted stock and/or other stock based awards to directors and salaried employees. On February 4, 1996, the Board of Directors approved an amendment to the plan to reserve 2,025,000 shares of common stock for grant. The option price shall be determined by the Board Committee effective on the Grant Date. The option price shall not be less than one hundred percent of the Fair Market Value of a share of common stock on the Grant Date. If Incentive Stock Options are granted to a participant who on the Grant Date is a ten percent holder, such price shall not be less than one hundred and ten percent of the Fair Market Value of a share of common stock on the Grant Date. All options become immediately exercisable upon the occurrence of a Change in Control of the Company. Vesting of these options

                    CYBERGUARD CORPORATION AND SUBSIDIARIES
occurs based on years of service. It begins at 33% after one year, 66% after two years, and 100% after the third year of service.

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

     The adoption of FAS 123 under the fair value based method would have increased compensation expense by $1,728 for the year ended June 30, 1997 and $681 for the nine months ended June 30, 1996. The effect of FAS 123 under the fair value based method would have effected net loss and loss per share as follows:

                                                                            NINE MONTHS
                                                              YEAR ENDED       ENDED
                                                               JUNE 30,      JUNE 30,
                                                                 1997          1996
                                                              ----------    -----------
Net loss....................................................   $(12,490)     $(26,122)
                                                               ========      ========
Pro forma...................................................   $(14,218)     $(26,803)
                                                               ========      ========
Loss per common share as reported...........................   $ ( 1.76)     $ ( 4.32)
                                                               ========      ========
Pro forma...................................................   $ ( 2.00)     $  (4.43)
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

                    CYBERGUARD CORPORATION AND SUBSIDIARIES

23. SUBSEQUENT EVENTS

     In the months of July, August and September of 1997, the Company elected to sell 464,524 shares of common stock under the private placement equity agreement with Capital Ventures, Inc. that raised net proceeds of approximately $3.9 million. As of June 30, 1997 this represents a dilution of 5.8% to the existing shareholders.

     On September 4, 1997, the Company sold 250,000 shares of Concurrent Computer Corp. common stock. This represented approximately 35% of the outstanding Investment in Concurrent Preferred Stock (Securities available-for-sale) at June 30, 1997. The gain realized on this sale was $47.