Form 10-K405/A
period 1997-06-30
CYBERGUARD CORP
filed 1997-10-28
CIK 927133

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                  FORM 10-K/A-2

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

                         Commission File Number 0-24544

                             CYBERGUARD CORPORATION
             (Exact name of registrant as specified in its charter)

          FLORIDA                                               65-510339
   (State or jurisdiction                                    (I.R.S. Employer
incorporation or organization)                               Identification No.)

2000 WEST COMMERCIAL BOULEVARD, SUITE 200, FORT LAUDERDALE, FLORIDA     33309
          (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (305) 958-3900

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No

         The aggregate market value of voting stock held by nonaffiliates as of October 28, 1997 was approximately $71,187,804 (based upon the closing sale price of $8.875 per share on the Nasdaq National Market System on October 24,
1996).

         As of October 24, 1997, 8,025,557 shares of the Registrant's $0.01 par value Common Stock were outstanding.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         Certain biographical information concerning the Company's executive officers and directors is presented below.


           NAME                                AGE       POSITION
           Robert L. Carberry(1)               54        Chairman of the Board of Directors, President, and
                                                         Chief Executive Officer
           Patrick O. Wheeler                  38        Vice President North American Sales, acting Chief
                                                         Financial Officer
           Katherine K. Hutchison              39        Vice President and General Manager, TradeWave
                                                         Corporation
           Robert Lawten                       50        Vice President Marketing
           Bradley C. Lesher                   61        Vice President International Operations
           Thomas Patterson(2)                 37        Corporate Vice President and Senior Vice President
                                                         TradeWave Corporation
           Robert F. Perks                     53        Vice President North American Operations
           Rick A. Siebenaler                  34        Vice President Software Development
           C. Shelton James(3)(4)              56        Director
           Richard P. Rifenburgh(3)            65        Director
           Michael F. Maguire(3)(4)            71        Director
           David R. Proctor                    57        Director
           Leland R. Reiswig, Jr.(4)           51        Director

(1) Mr. Patterson joined the Company following the fiscal year ended June 30, 1997.
(2) Member of the Audit Committee (Mr. Maguire, Chairman).
(3) Member of the Compensation and Stock Option Committee (Mr. James, Chairman).


         ROBERT L. CARBERRY. Mr. Carberry was appointed Chairman, President and Chief Executive Officer of CyberGuard Corporation in June 1996. Before joining the Company, Mr. Carberry served as Vice President, New Technology for Blockbuster/Viacom Group and Vice President, Managing Executive for Blockbuster Technology Holding Corporation. Prior to Blockbuster, Mr. Carberry's 20-year career with IBM included positions of President of Multimedia Investment Organization, a division of IBM; Vice President Technology/Business Development for the Personal Computer Division; Director of the Large Systems Programming Laboratory; and IBM Corporate Director of Technology Mr. Carberry's term expires at the 1998 annual meeting of the Company's Shareholders.

         PATRICK O. WHEELER. Mr. Wheeler was appointed Vice President North American Sales in July 1997. Prior, he was Chief Financial Officer and Vice President Finance for since April 1996 and he remains the Company's acting Chief Financial Officer. Additionally, in July 1997, Mr. Wheeler was appointed Vice President of Sales for North America. Mr. Wheeler previously held various financial and sales positions of increasing responsibility with the Company including Midwest Regional Sales Manager, Director of Accounting and Senior Account Manager. Prior to joining the Company in 1984, Mr. Wheeler was employed by Price Waterhouse L.L.P.

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

         ROBERT LAWTEN. Mr. Lawten joined CyberGuard Corporation as vice president of worldwide marketing in April 1997. He was formerly the Director of Entertainment on Demand Market Development for Viacom's

Blockbuster Entertainment Group. Prior to this, Mr. Lawten served as vice president and managing director of a semiconductor unit of Western Digital Corporation. He was previously employed with IBM for 23 years, primarily in marketing and sales management positions.

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

         THOMAS PATTERSON. Mr. Patterson joined CyberGuard Corporation in July 1997 as Corporate Vice President and Senior Vice President of TradeWave Corporation. He was formerly the chief strategist for electronic commerce at IBM. Prior to IBM, Mr. Patterson was Information Security Director for MicroElectronics and Computer Technology Corp. (MCC), leading the development of secure web products and the first certificate authority. Prior to MCC, he led the development and marketing of a line of PC and network security products for Centel Corp. With over 15 years of experience in information security and electronic commerce, Mr. Patterson has advised the White House, U.S. Congress, National Information Infrastructure Committee, Departments of Defense, Treasury, Energy and Commerce, and scores of large businesses and organizations around the world on electronic commerce issues.

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

         C. SHELTON JAMES. Since May 1991, Mr. James has served as Chief Executive Officer of Elcotel, Inc., a public company that manufactures telecommunications equipment. Mr. James is President of Fundamental Management Corporation, an investment management firm specializing in active investment in small capitalization companies, where he was Executive Vice President from 1990 to April 1993. Prior to 1990, Mr. James was Executive Vice President of Gould, Inc., a diversified electronics company, and President of Gould's Computer Systems Division. Mr. James is Chairman of the Board of Directors of Elcotel, Inc. and serves on the boards of directors of Concurrent Computer Corporation, CSPI, NAI Technologies, Inc., Fundamental Management Corporation and SK Technologies, Inc.

         RICHARD P. RIFENBURGH. Mr. Rifenburgh joined the Company's Board of Directors in June 1996 following the sale of the Company's real-time computer business. Mr. Rifenburgh is Chairman of the Board of Moval Management Corporation, a privately held company specializing in restoring companies in financial distress. He is, or in the past five years has been, a member of the Board of Directors of the following public companies: Concurrent Computer Corporation since 1991; Tristar Corporation (formerly known as Ross Cosmetics Distribution Centers, Inc.) since June 1992 and Chairman since August 1992; and Library Bureau (manufacturer of library furniture) from 1976 to 1995.

         MICHAEL F. MAGUIRE. Since 1984, Mr. Maguire has served as President, director and sole shareholder of Maguire Investment Management, Inc., a management consulting company. For more than 13 years, Mr. Maguire served as an executive at Harris Corporation, most recently as Senior Vice President from 1979 to

 1986. Mr. Maguire serves on the board of directors of Concurrent Computer Corporation, Paravant Computer Corp., as well as several non-profit corporations. Mr. Maguire's term expires at the 1999 annual meeting of the Company's Shareholders.

         DAVID R. PROCTOR. Mr. Proctor was appointed a director of the Company in April 1997. Mr. Proctor has been President and Chief Operating Officer of Platinum Software Corporation, a supplier of financial software application programs, from May 1994 to December 1995. Prior to joining Platinum Software, Mr. Proctor was Vice President of software products for the Personal Software Products Division of IBM from April 1993 to May 1994. From October 1991 to April 1993, Mr. Proctor was a private consultant providing executive management services to technology companies. From May 1990 to October 1991, Mr. Proctor was with Ashton-Tate Corporation, a supplier of business applications software products, and served as both the Vice President of the Database Division and as President and Chief Operating Officer. Prior to joining Ashton-Tate, Mr. Proctor spent 23 years with IBM in several executive capacities. Mr. Proctor presently serves on the Board of Directors of MTI Technology Corp. Mr. Proctor's term expires at the 1998 annual meeting of the Company's shareholders.

         LELAND R. REISWIG, JR. Mr. Reiswig, who joined the Company's Board of Directors in October 1996, held numerous positions during his 30-year career at IBM. He was the General Manager, Technical Strategy for the IBM Software Group before his retirement in July 1, 1996. While General Manager of IBM's Personal Software Products Division from 1990 to 1995, he was responsible for worldwide development, marketing, sales, and support for OS/2, PC-DOS, OS/2 LAN Server and several other PC-based software offerings. His years at IBM also included services as ESD Vice President of Programming; ESD Austin Lab Director; System Manager, ESD Communications and Date Management Systems Software; and Product Manager of Business and Personal Information Products. Mr. Reiswig's term expires at the 1999 annual meeting of the Company's Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth certain information with respect to the annual and long-term compensation of the Company's Chief Executive Officer and the Company's other executive officers for the fiscal year ended June 30, 1997, the nine months ended June 30, 1996, and the fiscal year ended September 30, 1995. In July 1996, the Company's Board of Directors voted to change the Company's fiscal year end from September 30 to June 30. Accordingly, the table below sets forth with respect to fiscal year 1996 only such compensation as was received by the executive officers named during the nine months ended June 30, 1996.


                                                                        LONG-TERM COMPENSATION
                          ANNUAL COMPENSATION                                    AWARDS
---------------------------------------------------------------------- ------------------------
                                                                OTHER       RESTRICTED                 ALL OTHER
              NAME AND           FISCAL                         ANNUAL         STOCK                    COMPEN-
             PRINCIPAL            YEAR                          COMPEN-      AWARDS(S)    OPTIONS      SATION(2)
              POSITION            (1)     SALARY($)  BONUS($)   SATION($)      ($)          (#)          ($)
                                                                                                       ----------
Robert L. Carberry               1997     192,300    103,125      --            --        100,000        9,500
  Chairman, President and        1996      39,229         --      --            --        339,000           --
  Chief Executive Officer

Patrick O. Wheeler               1997     120,687     47,000      --            --             --        7,653
  Vice President North           1996      94,128         --      --            --         75,000        5,676
  American Sales                 1995     120,016     10,000      --            --          3,000        7,132

Katherine K. Hutchison           1997      91,667     38,250      --            --         15,000        7,094
  Vice President and             1996      87,617         --      --            --         60,000        5,257
  General Manager,               1995      75,000         --      --            --         12,600        4,492
  TradeWave Corporation


                                                                        LONG-TERM COMPENSATION
                          ANNUAL COMPENSATION                                    AWARDS
---------------------------------------------------------------------- ------------------------
                                                                OTHER       RESTRICTED                 ALL OTHER
              NAME AND           FISCAL                         ANNUAL         STOCK                    COMPEN-
             PRINCIPAL            YEAR                          COMPEN-      AWARDS(S)    OPTIONS      SATION(2)
              POSITION            (1)     SALARY($)  BONUS($)   SATION($)      ($)          (#)          ($)
                                                                                                       ----------

Robert Lawten                     1997      15,577        --       --       18,000           --             --
  Vice President Marketing

Bradley C. Lesher                 1997     111,060    111,250      --           --           --          9,750
  Vice President                  1996      88,628     25,000                   --       39,000          5,318
  International Operations        1995     110,001     12,500      --           --       60,000          1,015

Robert F. Perks                   1997      90,000     38,250  34,961(3)        --           --          5,400
  Vice President North            1996      81,499                 --           --       60,000          4,890
  American Operations

Rick A. Siebenaler                1997     88,177     30,600       --           --           --          5,400
  Vice President Software         1996     86,687         --       --           --       60,600          5,400
  Development                     1995     75,302         --       --           --       10,701          4,518


(1) For the fiscal year ended June 30, 1997, the nine months ended June 30, 1996 and the fiscal year ended September 30, 1995. Bonuses for the fiscal year ended June 30, 1997 and the nine months ended June 30, 1996 were accrued during such periods but were paid in August 1997 and 1996, respectively.
(2) Amounts reported represent contributions to the Company's Retirement Plan.
(3) Represents sales commissions


OPTION GRANTS IN THE FISCAL YEAR ENDED JUNE 30, 1997

         The following table shows all grants during the fiscal year ended June 30, 1997 and thereafter of stock options under the Company's Stock Incentive Plan (the "Stock Incentive Plan") to the executive officers named in the Summary Compensation Table.

                                      INDIVIDUAL GRANTS
--------------------------------------------------------------------------        POTENTIAL REALIZABLE
                                          PERCENT OF                             VALUE AT ASSUMED ANNUAL
                            NUMBER OF   TOTAL OPTIONS                              RATES OF STOCK PRICE
                            SECURITIES     GRANTED    EXERCISE                       APPRECIATION FOR
                            UNDERLYING  TO EMPLOYEES  OR BASE                         OPTION TERM(1)
                              OPTION      IN FISCAL    PRICE    EXPIRATION      -----------------------
      NAME                   GRANTED(#)    YEAR(%)   ($/SHARE)     DATE           5%($)        10%($)

Robert L. Carberry           100,000       24.76%       9.25      7/24/06       $581,728    $1,474,212

Katherine K. Hutchison        15,000        3.71%       9.37      4/08/02        $38,852       $85,853

Robert Lawten                 50,000       12.38%       9.00      4/13/02       $124,327      $274,730


(1) The potential realizable values set forth under these columns result from calculations assuming 5% and 10% annualized stock price growth rates from grant dates to expiration dates as set by the Commission and are not intended to forecast future price appreciation of the Company's Common Stock based upon growth at these prescribed rates. The Company is not aware of any formula that will determine with reasonable accuracy a present value based on future unknown factors. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company. There can be no assurance that the amounts reflected in this table will be achieved.

         Following the fiscal year end, the Company issued options to purchase Common Stock to the following executives in the following amounts (all such options are exercisable at the fair market value on the date of the grant):
Patrick Wheeler--25,000; Robert Lawten--50,000; Bradley Lesher--25,000; and Thomas Patterson--100,000.

OPTION EXERCISES AND PERIOD-END VALUES

         The following table provides information as to the number and value of unexercised options to purchase the Company's Common Stock held by the named executive officers at June 30, 1997, based on a closing sale price of $8.875 per share on June 30, 1997. None of the named executive officers exercised any options during the fiscal year ended June 30, 1997.

                                        NUMBER OF SECURITIES UNDERLYING            VALUE OF EXERCISED
                                          UNEXERCISED OPTIONS AT FISCAL      IN-THE-MONEY OPTIONS AT FISCAL
                                                   YEAR-END(#)                          YEAR-END
      NAME                                  EXERCISABLE/UNEXERCISABLE         EXERCISABLE/UNEXERCISABLE(1)
---------------------------------------------------------------------------------------------------------
Robert L. Carberry                          113,000/326,000                         --/--

Patrick O. Wheeler                           28,000/50,000                    103,260/168,750

Katherine K. Hutchison                       32,600/55,000                    146,139/135,000

Robert Lawten                                  --/50,000                             --/--

Bradley C. Lesher                            79,000/20,000                    448,935/67,500

Robert F. Perks                              20,000/40,000                     67,500/135,000

Rick A. Siebenaler                           31,301/40,000                    137,236/135,000


(1) Based on the difference between the closing price of the Company's common stock on June 30, 1997 ($8.875) and the exercise price of the options. On October 23, 1997, the closing price of the Company's common stock was $8.69 per share.

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

         The Company may terminate the Carberry Employment Agreement for "cause." The Carberry Employment Agreement defines "cause" as willful acts against the Company intended to enrich Mr. Carberry at the expense of the Company, the conviction of Mr. Carberry for a felony involving moral turpitude, willful and gross neglect by Mr. Carberry of his duties or the intentional failure of Mr. Carberry to observe policies of the Company's Board of Directors that have or will have a material adverse effect on the Company. If the Carberry Employment Agreement is terminated by the Company (other than for "cause" or the death, disability or normal retirement of Mr. Carberry) or by Mr. Carberry for "good reason," Mr. Carberry will receive severance pay of two times his annual base salary and two times his target bonus as in effect immediately prior to termination, and all of Mr. Carberry's stock options and stock appreciation rights will be exercisable at termination. If Mr. Carberry's employment with the Company is terminated within one year following a "change in control" of the Company (other than for "cause" or the death, disability or normal retirement of Mr. Carberry) or by Mr. Carberry for "good reason," Mr. Carberry will receive severance pay of three times his annual base salary and three times his target bonus as in effect immediately prior to termination, and all of Mr. Carberry's stock options and stock appreciation rights will become exercisable at termination. If Mr. Carberry's employment is terminated at any time by the Company for "cause" or by Mr.

Carberry other than for "good reason," the Carberry Employment Agreement prohibits Mr. Carberry from engaging in any business competitive with the business of the Company for a one-year period following the effective date of termination. If Mr. Carberry's employment is terminated by the Company (other than for "cause" or the death, disability or normal retirement of Mr. Carberry) or by Mr. Carberry for "good reason," other than within one year of a "change in control," the Carberry Employment Agreement prohibits Mr. Carberry from engaging in any business competitive with the business of the Company for a two-year period following the effective date of termination.

         In addition to the Carberry Employment Agreement, the Company has employment agreements its other executive officers. Such employment agreements, other than the Carberry Employment Agreement, are referred to herein as the "Executive Employment Agreements." The base salaries under such Employment Agreements are $125,000 for Mr. Wheeler, $115,000 for Ms. Hutchison, $100,000 for Mr. Lawten, $115,000 for Mr. Lesher, $125,000 for Mr. Patterson, $100,000 for Mr. Perks, and $100,000 for Mr. Siebenaler. Certain of the Executive Employment Agreements also provide or are expected to provide, as the case may be, for bonuses based on certain Company performance targets in initial amounts based upon the following percentages of base salary: Mr. Wheeler--40%; Ms. Hutchison--50%; Mr. Lawten--50%; Mr. Lesher--50%; Mr. Patterson--40%; Mr. Perks--50%; and Mr. Siebenaler--40%.

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

         The Executive Employment Agreements may be terminated by either the Company or the respective executive officer at any time. In the event the executive officer resigns without "good reason" or is terminated for "cause," compensation under the employment agreements will end. In the event any such employment agreement is terminated by the Company without "cause" or the executive officer resigns for "good reason," the terminated executive officer will receive, among other things, severance compensation equal to a specified multiple of such employee's annual base salary and target bonus under the Company's bonus program. In addition, upon termination without "cause" or resignation with "good reason," all non-statutory options and stock appreciation rights of all such executive officers will be immediately exercisable upon termination of employment and certain other awards previously made under any of the Company's compensation plans or programs and previously not paid will immediately vest on the date of such termination. Termination by the Company or by the executive (except for such termination occurring within three years after a change of control) give rise to certain noncompetition and nonsolicitation provisions.

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

\
         DIRECTOR COMPENSATION. Upon joining the Board of Directors, all non-employee directors receive 6,000 options to purchase Common Stock of the Company. In addition, on the date of each annual meeting of shareholders, each director who is not an employee of the Company is automatically granted an option to purchase 1,500 shares of common stock of the Company. All such options are non-statutory stock options and priced at 100% of the fair market value on the date of grant. In the event of a director's retirement, the options which are exercisable at the date of retirement will be exercisable for three months thereafter, and, in the event of a director's death, the options which are exercisable at the date of death will be exercisable for the next succeeding twelve months. Neither the Board of Directors nor any committee of the Board of Directors has any discretion with respect to options granted to non-employee directors pursuant to the Stock Incentive Plan.

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

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

         The following sets forth, as of October 27, 1997 information with respect to the beneficial ownership of the Company's Common Stock by: (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock; (ii) each director of the Company; (iii) each of the Company's named executive officers; and (iv) all directors and executive officers as a group. Unless otherwise indicated, each of the shareholders named in this table: (a) has sole voting and investment power with respect to all shares of Common Stock beneficially owned and (b) has the same address as the Company.


                                                                         NUMBER OF          PERCENT
    NAME/ADDRESS                                                          SHARES           OF CLASS
    Robert L. Carberry(1)(2) ..........................................   115,500            1.42%
    Patrick O. Wheeler(2) .............................................    28,000              *
    Katherine K. Hutchinson(2) ........................................    32,900              *
    Robert Lawten......................................................     2,000              *
    Bradley C. Lesher(2) ..............................................    80,596            1.00%
    Thomas Patterson...................................................     2,000              *
    Robert F. Perks(2) ................................................    20,000              *
    Rick A. Siebenaler(2) .............................................    31,301              *
    C. Shelton James(2)(3).............................................    22,500              *
    Michael F. Maguire(2) .............................................    22,500              *
    David R. Proctor(2)................................................    21,000              *
    Leland R. Reiswig, Jr.(2)..........................................     8,500              *
    Richard P. Rifenburgh(2)...........................................     7,500              *
    All directors and officers as a group (13 persons) ................   394,297            4.48%

------------------
 *   Less than 1%
(1) Does not include options that are not currently exercisable to purchase an additional 326,000 shares of Common Stock
(2) Includes options that are currently exercisable to purchase Common Stock in the following amounts: Mr. Carberry--113,000 shares; Mr. Wheeler--28,000 shares; Ms. Hutchison--32,600 shares; Mr. Lesher--79,000 shares; Mr. Perks--20,000 shares; Mr. Siebenaler--31,301 shares; Mr. James--22,500 shares; and Mr. Maguire--22,500 shares; Mr. Proctor--21,000 shares; Mr.Reiswig--7,500 shares; and Mr. Rifenburgh--7,500 shares.
(3) Does not include 139,100 shares that are deemed beneficially owned by Mr. James as a result of his serving as an executive officer and director of various investment limited partnerships.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Brian Foremny, who until May 1997 was a member of the Board of Directors and serves as the Company's General Counsel, was until November 1996 a partner at the law firm of Holland & Knight LLP, which serves as the Company's outside legal counsel.

         David Proctor, who serves as a member of the Board of Directors of the Company, also performs certain consulting services for the Company. As compensation for such services, during the fiscal year ended June 30, 1997, Mr. Proctor received an option to purchase 15,000 shares of Common Stock at a price of $10.50 per share.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                         CYBERGUARD CORPORATION

October 28, 1997                         By:       /s/ ROBERT L. CARBERRY
                                                   -----------------------------
                                                   Robert L. Carberry
                                                   Chairman, President and Chief
                                                   Executive Officer