Form 10-Q
period 1997-09-30
CYBERGUARD CORP
filed 1997-11-13
CIK 927133

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ---------------
                                    FORM 10-Q

              (Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1997
                                               ------------------
                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from          to
                                               --------    --------
                         Commission file number 0-24544

                             CYBERGUARD CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

                FLORIDA                                     65-510339
--------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation    (I.R.S. Employer Identification
 or Organization)                                 No.)


2000 WEST COMMERCIAL BLVD., SUITE 200, FORT LAUDERDALE, FLORIDA         33309
--------------------------------------------------------------------------------
(Address of Principle Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code      954-958-3900
                                                  ------------------------------

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

     Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),

Yes   X      No
    ----       ----
and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    ----       ----

     As of November 1, 1997, 8,027,334 shares of the Registrant's $0.01 par value Common Stock were outstanding.

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             CYBERGUARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED
                                                     SEPT. 30,         SEPT. 30,
                                                        1997             1996
                                                     -----------    ------------
Revenues:
      Products                                       $     4,676    $     2,876
      Services                                               387            191
                                                     -----------    -----------
          Total sales                                      5,063          3,067

Cost of revenues:
      Products                                             1,546          1,789
      Services                                               250             85
                                                     -----------    -----------
          Total cost of sales                              1,796          1,874

Gross profit                                               3,267          1,193

Operating expenses:
      Research and development                             1,580          1,056
      Selling, general and administrative                  3,841          2,344
                                                     -----------    -----------
          Total operating expenses                         5,421          3,400
                                                     -----------    -----------

Operating loss                                            (2,154)        (2,207)

Other income (expense)
      Interest income,net                                    124            165
      Gain(Loss) on sale of equity securities                340         (6,211)
      Other income (expense)                                 (12)            (9)
                                                     -----------    -----------
          Total other income (expense)                       452         (6,055)
                                                     -----------    -----------

Net Loss                                             $    (1,702)   $    (8,262)
                                                     ===========    ===========

Loss per common and common equivalent share          $     (0.22)   $     (1.20)
                                                     ===========    ===========

Weighted average number of common and common

      equivalent shares outstanding                    7,688,529      6,859,146
                                                     ===========    ===========

      See accompanying notes to condensed consolidated financial statements

                             CYBERGUARD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

(DOLLARS IN THOUSANDS)

                                                                              SEPT. 30,    JUNE 30,
                                             ASSETS                             1997         1997
                                                                             ----------   --------
Cash and cash equivalents                                                    $  5,642    $  2,975
Securities available for sale                                                     699       1,268
Accounts and notes receivable, less allowance for
      uncollectible accounts of $570 at September 30, 1997
      and $547 at June 30, 1997                                                 6,416       6,642
Inventories                                                                     1,703       1,588
Prepaid expenses                                                                  835         520
                                                                             --------    --------
      Total current assets                                                     15,295      12,993

Machinery and equipment at cost, less accumulated
      depreciation of $1,544 at September 30, 1997 and
      $1,582 at June 30, 1997                                                   1,776       1,706

Non-Compete Agreement                                                           1,050       1,120
Other assets                                                                      148         155
                                                                             --------    --------

Total assets                                                                 $ 18,269    $ 15,974
                                                                             ========    ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                             $  1,196    $  1,144
Deferred revenue                                                                1,053       1,277
Accrued expenses                                                                3,834       3,636
                                                                             --------    --------
      Total  liabilities (all current)                                          6,083       6,057
                                                                             --------    --------
Shareholders' equity
      Common stock par value $0.01 authorized 20,000,000 shares issued and outstanding 8,025,557 at September 30, 1997
         and 7,452,314 at June 30, 1997                                            80          74
      Additional paid in capital                                               63,587      59,507
      Accumulated deficit                                                     (51,402)    (49,700)
      Unrealized gain on securities available for sale                            138         173
      Cumulative foreign currency translation adjustment                         (217)       (137)
                                                                             --------    --------
      Total shareholders' equity                                               12,186       9,917
                                                                             --------    --------
Total liabilities and shareholders' equity                                   $ 18,269    $ 15,974
                                                                             ========    ========



          See accompanying notes to condensed consolidated financial statements

                             CYBERGUARD CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                   (UNAUDITED)



(DOLLARS IN THOUSANDS)                                        THREE MONTHS ENDED
                                                            SEPT. 30,    SEPT. 30,
                                                              1997         1996
                                                            --------   -----------
Cash flows from operating activities
       Net loss                                             $(1,702)   $(8,262)
       Adjustment to reconcile net loss to net cash
            provided from (used in) operating activities:
       Depreciation                                             201        105
       Amortization                                              70         70
       (Gain) loss on sale of Concurrent Computer stock        (340)     6,211
       Reserve for uncollectible accounts receivable             23         --
       Changes in assets and liabilities
            Receivables                                         203       (956)
            Prepaid Expenses                                   (308)       112
            Inventories                                        (115)      (471)
            Trade payables                                       52      1,506
            Other expenses and accruals                         224       (984)
            Deferred revenue                                   (224)     1,001
            Other                                               (35)      (109)
                                                            -------    -------
Net cash used in operating activities                        (1,951)    (1,777)
                                                            -------    -------
Cash flows from investing activities
       Additions to machinery and equipment                    (262)      (419)
       Software development costs & other assets                 --        (21)
                                                            -------    -------
Net cash used in investing activities                          (262)      (440)
                                                            -------    -------

Cash flows from financing activities
       Proceeds from sale of Concurrent Computer Stock          974      7,389
       Payoff of short term loan                                 --     (3,200)
       Equity contributions                                   3,906        392
                                                            -------    -------
Net cash provided from financing activities                   4,880      4,581

Net increase in cash                                          2,667      2,364
Cash and cash equivalents at beginning of period              2,975      3,617
                                                            -------    -------
Cash and cash equivalents at end of period                  $ 5,642    $ 5,981
                                                            =======    =======









      See accompanying notes to condensed consolidated financial statements

                             CYBERGUARD CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments, which consist of normal recurring adjustments, necessary to present fairly the results of operations of the Company for the three month periods ended September 30, 1997 and September 30, 1996 and the financial position of the Company as of September 30, 1997 and June 30, 1997.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes included in the Form 10-K for the fiscal period ended June 30,1997 as filed with the Securities and Exchange Commission.

     The results of operations of interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

2.   EARNINGS PER SHARE

     Net loss per share for the periods presented have been computed using the weighted average number of common shares outstanding. The common equivalent shares (stock options) outstanding during the period have been excluded due to their anti-diluting effect.

3.   INVENTORIES

     Inventories are valued at the lower of cost or market, with cost being determined by using the first-in, first-out ("FIFO") method. All inventories consist of finished goods.

4.   LONG LIVED ASSETS

     Property and equipment are carried on the basis of cost. Depreciation is computed by the straight-line method using the estimated useful lives of the assets.

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

7.   SUBSEQUENT EVENTS

     On October 28, 1997, the Company sold all its securities available for sale in Concurrent Computer Corporation's Preferred Stock. In addition, the Company has received a substantial payment for all outstanding dividends.

CYBERGUARD CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The quarter ended September 30, 1997 compared to the quarter ended September 30, 1996

NET REVENUES

Net revenues consist primarily of network security product sales including third party security products and service and support related to security products. For the quarter ended September 30, 1997, net sales increased by approximately $2.0 million when compared to the quarter ended September 30, 1996. The $2.0 million increase is comprised of an increase of $1.8 million in network security product sales and $0.2 million in service revenues for the current quarter. The $1.8 million or 62.6% increase in network security product sales is the result of increased shipments of the Company's CyberGuard firewall systems. Specifically, the Company shipped 264 CyberGuard systems during the quarter ended September 30, 1997 compared to 103 for the quarter ending September 30, 1996.

For the quarter ended September 30, 1997, International sales of the Company's network security products increased to $2.0 million compared to $1.6 million for the quarter ended September 30, 1996. The increase in international sales for network security products is the result of increased market penetration in Europe due the Company believes, to the formal award of the ITSEC E3 certification standard given to the CyberGuard Firewall. International sales represent 41.5% and 56.2% of total security product sales for the periods ended September 30, 1997 and 1996 respectively.

Domestic product sales for network security products increased by $1.4 million to $2.7 million in the quarter ended September 30, 1997. This change is due to increased orders for the Company's products due, the Company believes to increased customer awareness and acceptance, and positive reviews from leading-industry publications of the Company's Release 3 firewall products in domestic markets.

Revenues from support services related to Firewall products and Tradewave certificate authority increased from $.19 million for the three months ended September 30, 1996 to $.38 million for the three months ended September 30, 1997. This is due to the greater number of installed units and increased customer training in connection with increased sales. Support services for network security products accounted for 7.6% of sales during the quarter ended September 30, 1997 as compared to 6.2% for the quarter ended September 30, 1996.

GROSS PROFIT

Gross Profit as a percent of sales increased to 64.5% from 38.9% for the quarter ended September 30, 1997. The increase is a result of increased software only sales to the distribution channels. For the quarter ended September 30, 1997, software only sales accounted for 53% of revenues as compared to prior year's sales which consisted exclusively of a hardware and software combination that has higher gross margins. In addition, there are cost reductions associated with the shipping of the Intel based platform as compared to the previous proprietary Nighthawk platform.

CYBERGUARD CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING EXPENSES AND NET LOSS

Overall operating expense increased by $2.0 million for the quarter ended September 30, 1997 to $5.4 million. This is due to increased research and development expenditures of $0.5 million and an increase of $1.5 million in sales, marketing and general and administrative expenses. In addition, the prior year's expenses did not include costs associated with the acquisition of Tradewave Corporation.

The increased expenditures in research and development are primarily associated with the Release 4 version of the Firewall software, development of the NT Firewall, and Tradewave VPI suite of products. Increased sales, marketing, and administrative expense relate to increased sales and the associated additional expenditures in hiring of new sales personnel, increasing marketing efforts, and increasing administrative functions to support the larger organization. Overall, the sales, general, and administrative expenses decreased as a percent of revenues from 76.4% for the quarter ended September 30, 1996 to 75.8% for the quarter ended September 30, 1997.

The net loss for the quarter ended September 30, 1997 was $1.7 million compared to $8.3 million for the quarter ended September 30, 1996. The significant difference for the current quarter ended is the gain realized on the sale of securities (which are comprised of common stock of Concurrent Computer Corporation) of $0.34 million as compared to a loss of $6.2 million for the quarter ended September 30, 1996. The loss in the prior year is associated with the sale of 10 million shares of Concurrent common stock that were received by the Company in connection with the sale in 1996 to Concurrent of the Company's Real-time computing division.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had cash and cash equivalents on hand of $5.6 million representing an increase of $2.7 million from $3.0 million as of June 30, 1997. Accounts receivable decreased by $0.2 million as a result of collection efforts and decreased quarter to quarter sales. Inventory levels increased marginally by $0.1 million. Machinery and equipment additions amounted to $0.3 million for the quarter ended September 30, 1997. These additions consisted of office equipment, furniture, development computers, and demonstration equipment.

Since the sale of the Company's Real-time computer division in June 1996, the Company's cash requirements have been funded from the sale of Concurrent securities and the sale of common stock pursuant to a private placement arrangement for the sale of its common stock that the Company arranged in May 1997. This arrangement permits the Company, under certain conditions, to sell its common stock to an investor at a discount from the market price. Pursuant to this arrangement, the Company may sell up to $7,500,000 worth of common stock. As of November 12, 1997, the Company had sold 464,524 shares of its common stock against proceeds of $3,917,057 The Company's ability to sell securities under its private placement arrangement is limited to circumstances related to the trading price and volume of its common stock. There can be no assurance that the Company will be able to sell its stock under the agreement at any time or at times when it would be advantageous to the Company to do so. The Company currently has no outstanding bank borrowings or long term debt. Its principal sources of liquidity at September 30, 1997 consisted of cash, accounts and notes receivable, the preferred stock of Concurrent (included in "Securities available for sale" as of September 30, 1997) that the Company received in connection with the June 1996 sale of its real-time computer division and vendor trade credit.

The Company has increased its cash position subsequent to September 30, 1997 through the sale of 130,000 shares of Concurrent common stock (obtained by the Company through the conversion of the remaining portion of the Concurrent preferred stock that the Company held) and the collection of approximately $1 million in accounts receivable. The Company believes that its current liquidity and capital resources are sufficient to fund the Company's current business plan for the next twelve months.

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

PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS OF FORM 8-K

          (a)     Exhibits:

                      27       Financial Data Schedule

          (b) No reports were filed on Form 8-K during the quarter ended September 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 1997        CYBERGUARD CORPORATION



                               By: /s/ ROBERT L. CARBERRY
                                  ----------------------------------------------
                                   ROBERT L. CARBERRY
                                   Chairman and Chief Executive Officer


                               By: /s/ WILLIAM D. MURRAY
                                  ----------------------------------------------
                                   WILLIAM D. MURRAY
                                   Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)