Form 10-Q
period 1997-12-31
CYBERGUARD CORP
filed 1998-02-13
CIK 927133

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended DECEMBER 31, 1997


                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


            For the transition period from ___________ to __________


                         Commission file number 0-24544


                             CYBERGUARD CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

             FLORIDA                                      65-0510339
--------------------------------------------------------------------------------
  (State or Other Jurisdiction                          (I.R.S. Employer
of Incorporation or Organization)                      Identification No.)


2000 WEST COMMERCIAL BLVD., SUITE 200, FORT LAUDERDALE, FLORIDA       33309
--------------------------------------------------------------------------------
(Address of Principle Executive Offices)                            (Zip Code)


Registrant's Telephone Number, Including Area Code        954-958-3900
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


          As of February 6, 1998, 8,391,862 shares of the Registrant's $0.01 par value Common Stock were outstanding.

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                             CYBERGUARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                   DEC. 31      DEC. 31       DEC. 31      DEC. 31
                                                     1997         1996          1997         1996
                                                  ----------   ----------    ----------    ----------
Revenues:
  Products                                        $    4,531   $    2,835    $    9,207    $    5,711
  Services                                               323          212           710           403
                                                  ----------   ----------    ----------    ----------
     Total sales                                       4,854        3,047         9,917         6,114


Cost of revenues:
  Products                                             1,616        1,408         3,162         3,197
  Services                                               212          100           462           185
                                                  ----------   ----------    ----------    ----------
     Total cost of sales                               1,828        1,508         3,624         3,382

Gross profit                                           3,026        1,539         6,293         2,732

Operating expenses:
  Research and development                             1,582        1,011         3,162         2,067
  Selling, general and administrative                  4,235        2,552         8,076         4,896
                                                  ----------   ----------    ----------    ----------
    Total operating expenses                           5,817        3,563        11,238         6,963
                                                  ----------   ----------    ----------    ----------

Operating loss                                        (2,791)      (2,024)       (4,945)       (4,231)

Other income (expense)
  Interest income, net                                   112          198           236           363
  Gain (Loss) on sale of equity securities               182          997           522        (5,214)
  Other income (expense)                                (107)          12          (119)            3
                                                  ----------   ----------    ----------    ----------
    Total other income (expense)                         187        1,207           639        (4,848)
                                                  ----------   ----------    ----------    ----------

Net Loss                                          $   (2,604)  $     (817)   $   (4,306)   $   (9,079)
                                                  ==========   ==========    ==========    ==========

Basic loss per common share                           ($0.32)      ($0.12)       ($0.54)       ($1.30)
                                                  ==========   ==========    ==========    ==========

Weighted average number of common
  shares outstanding                               8,111,851    7,086,692     7,899,557     6,972,919
                                                  ==========   ==========    ==========    ==========


      See accompanying notes to condensed consolidated financial statements

                             CYBERGUARD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)




(DOLLARS IN THOUSANDS)

                                                                    DEC. 31,       JUNE 30,
                         ASSETS                                       1997            1997
                                                                  ------------   ------------
Cash and cash equivalents (Note 7)                                $    4,942     $    2,975
Securities available for sale                                             --          1,268
Accounts and notes receivable, less allowance for
  uncollectible accounts of $733 at December 31, 1997
  and $547 at June 30, 1997                                            6,232          6,642
Inventories (Note 3)                                                   1,424          1,588
Prepaid expenses                                                         834            520
                                                                  ----------     ----------
    Total current assets                                              13,432         12,993

Property and equipment at cost, less accumulated (Note 4)
    depreciation of $1,821 at December 31, 1997 and
    $1,582 at June 30, 1997                                            1,821          1,706

Non-Compete Agreement                                                    980          1,120
Other assets                                                             160            155
                                                                  ----------     ----------

Total assets                                                      $   16,393     $   15,974
                                                                  ==========     ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                  $    1,568     $    1,144
Short term revolving loan payable (Note 7)                               157             --
Deferred revenue                                                         889          1,277
Accrued expenses                                                       2,260          3,636
                                                                  ----------     ----------

    Total current liabilities                                          4,874          6,057
                                                                  ----------     ----------

Notes payable long term (Note 7)                                         650             --
                                                                  ----------     ----------
    Total liabilities                                                  5,524          6,057

Shareholders' equity:
    Common stock par value $0.01 authorized 20,000,000 shares
      issued and outstanding 8,229,722 at December 31, 1997
      and 7,452,314 at June 30, 1997                                      82             74
    Additional paid-in capital                                        64,988         59,507
    Accumulated deficit                                              (54,006)       (49,700)
    Unrealized gain on securities available for sale                      --            173
    Cumulative foreign currency translation adjustment (Note 6)         (195)          (137)
                                                                  ----------     ----------
    Total shareholders' equity                                        10,869          9,917
                                                                  ----------     ----------

Total liabilities and shareholders' equity                        $   16,393     $   15,974
                                                                  ==========     ==========


     See accompanying notes to condensed consolidated financial statements

                             CYBERGUARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                  (UNAUDITED)




(DOLLARS IN THOUSANDS)

                                                            SIX MONTHS ENDED
                                                          DEC 31,          DEC 31,
                                                           1997             1996
                                                        ------------    ------------
Cash flows from operating activites
     Net loss                                            $    (4,306)    $   (9,079)
     Adjustment to reconcile net loss to net cash
       provided from (used in) operating activities:
     Depreciation                                                412            217
     Amortization                                                140            140
     (Gain) Loss on sale of Concurrent Computer stock           (522)         5,219
     Reserve for uncollectible accounts receivable               461             --
     Changes in assets and liabilities
        Receivables                                              199            303
        Prepaid Expenses                                        (314)           (56)
        Inventories                                              164           (900)
        Trade payables                                           424            860
        Other expenses and accruals                           (1,626)        (1,973)
        Deferred revenue                                        (388)         1,000
        Other                                                     61            (80)
                                                         -----------     ----------
Net cash used in operating activities                         (5,295)        (4,349)
                                                         -----------     ----------

Cash flows from investing activities
     Additions to property and equipment, net                   (315)          (567)
     Software development costs & other assets                    --             (9)
                                                         -----------     ----------
Net cash used in investing activities                           (315)          (576)
                                                         -----------     ----------

Cash flows from financing activities
     Proceeds from sale of Concurrent Computer Stock           1,416          9,893
     Proceeds from sale of common stock                        5,354          1,460
     Proceeds from note payable                                  650             --
     Payoff of short-term loan                                    --         (3,200)
     Proceeds from short term note payable                       157             --
                                                         -----------     ----------
Net cash provided from financing activities                    7,577          8,153

Net increase in cash                                           1,967          3,228
Cash and cash equivalents at beginning of period               2,975          3,617
                                                         -----------     ----------

Cash and cash equivalents at end of period               $     4,942     $    6,845
                                                         ===========     ==========


     See accompanying notes to condensed consolidated financial statements

                             CYBERGUARD CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments, which consist of normal recurring adjustments, necessary to present fairly the results of operations of the Company for the three- and six-month periods ended December 31, 1997 and December 31, 1996 and the financial position of the Company as of December 31, 1997 and June 30, 1997.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes included in the Form 10-K for the fiscal period ended June 30, 1997, as filed with the Securities and Exchange Commission.

     In October of 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"). This statement provides guidance on applying generally accepted accounting principles in recognizing revenues on software transactions. This Statement supercedes Statement of Position 91-1 "Software Revenue Recognition". This Statement is effective for transactions entered into in fiscal years beginning after December 15, 1997. Earlier application is encouraged as of the beginning of the fiscal year or interim period for which financial statements or information have not been issued. Retroactive application of the provisions of this statement is prohibited. The Company believes that the adoption of this statement will not have a material impact on their revenue recognition.

     The results of operations of interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

2.   BASIC EARNINGS PER SHARE

     Basic net loss per share for the periods presented have been computed using the weighted average number of common shares outstanding. The common equivalent shares (stock options) outstanding during the period have been excluded due to their anti-diluting effect.

3.   INVENTORIES

     Inventories are valued at the lower of cost or market, with cost being determined by using the first-in, first-out ("FIFO") method. All inventories consist of finished goods.

4.   LONG LIVED ASSETS

     Property and equipment are carried on the basis of cost. Depreciation is computed by the straight-line method using the estimated useful lives of the assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1997
(CONTINUED)

5.   REVENUE RECOGNITION

     Revenue is recognized from sales when a product is delivered, from rentals as they accrue, and from services and maintenance when performed. Unearned income on service contracts is amortized by the straight-line method over the term of the contracts. Revenue from long-term software contracts is accounted for by the percentage of completion method whereby income is recognized based on the estimated stage of completion of individual contracts using costs incurred as a percentage of total estimated costs at completion. Losses on long-term contracts are recognized in the period in which such losses are determined.

6.   FOREIGN CURRENCY TRANSLATION

     The assets and liabilities of the foreign subsidiary are translated using the local currency as the functional currency.

7.   REVOLVING CREDIT AGREEMENT

     In December the Company entered into a $3,350,000 asset-based revolving line of credit and a $650,000 Term Note Agreement with Coast Business Credit. Interest is charged at the prime rate plus 2.0% (10.5% at December 31, 1997). Availability under revolving credit is limited to 80% of eligible accounts receivable and 30% of qualified inventory up to a maximum availability of $300,000 on eligible inventory. The term note is for a period of three years and repaid in thirty-six monthly installments. The term note is secured by $650,000 cash compensating balance account equal to the amount of the term loan, which collateral is expected to be replaced by the Company's property and equipment (up to a maximum of 50% of such property and equipment's appraised value). The restriction of cash compensating balances will be lifted upon appraisal of the tangible assets that are directly collateralizing the term note. The credit facility with Coast Business Credit is collateralized by all of the tangible assets of the Company and the Company's intellectual property.

8.   SUBSEQUENT EVENTS

     On January 30, 1998, the Company sold 146,496 shares of Common Stock in exchange for net proceeds of $588,180 under the private placement equity agreement with Capital Ventures, Inc.

CYBERGUARD CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THE QUARTER ENDED DECEMBER 31, 1997 COMPARED TO THE QUARTER ENDED DECEMBER 31, 1996

NET REVENUES

Net revenues consist primarily of network security product sales--including third party security products--and service and support related to security products. For the quarter ended December 31, 1997, net sales increased by approximately $1.8 million compared to the quarter ended December 31, 1996. The $1.8 million increase represents an increase of $1.7 million in product revenues and $0.1 million in service revenues over the 1996 quarter. The $1.7 million (or 59.6%) increase in network security product revenues is the result of increased shipments of the Company's CyberGuard firewall systems. Specifically, the Company shipped 252 CyberGuard Firewall systems during the quarter ended December 31, 1997, compared to 119 for the quarter ended December 31, 1996.

For the quarter ended December 31, 1997, international sales of the Company's network security products increased to $2.1 million from $1.9 million for the quarter ended December 31, 1996. The increase in revenue from international sales of network security products is the result of increased market penetration in Europe due, the Company believes, to the formal award of the ITSEC E3 certification standard given to the CyberGuard Firewall. International sales represented 42.6% and 61.8% of total security product sales for the periods ending December 31, 1997 and 1996 respectively.

Domestic sales for the Company's network security products increased by $1.6 million to $2.8 million in the quarter ended December 31, 1997 compared to the quarter ended December 31, 1996. The increase in domestic sales is due to increased orders for the Company's products resulting, the Company believes, from increased customer awareness and acceptance of firewall products generally, and from positive reviews from leading-industry publications of the Company's Release 3 firewall products.

During the quarter ended December 31, 1997, revenues from the various firewall products and TradeVPI products increased from $2.8 million to $4.5 million, representing an increase of 60% over sales in the same quarter of the previous year. Support services related to firewall products and TradeWave certificate authority services increased from $0.2 million for the three months ended December 31, 1996 to $0.3 million for the three months ended December 31, 1997. This increase is due to the greater number of installed firewall units and to the greater need for customer training that results from increased sales.

Support services for network security products as a percentage of overall revenue remained relatively constant in the quarter ended December 31, 1997 compared to the same quarter in the previous year, accounting for 6.7% of sales during the 1997 quarter, compared to 6.9% for the 1996 quarter.

GROSS PROFIT

Gross Profit as a percent of sales increased to 62.3% from 50.5% for the quarter ended December 31, 1997 compared to the corresponding period in the previous year. The increase is a result of increased "software-only" sales, which accounted for 53% of sales during the quarter ended December 31, 1997. During the same quarter of the previous year, there were no "software-only" sales; instead sales during the quarter ended December 31, 1996 consisted exclusively of a hardware and software combination, which has lower gross margins than those associated with selling exclusively software. In addition, the Company experienced cost reductions associated with the shipping of the Intel-based platform as compared to the

CYBERGUARD CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


proprietary Nighthawk platform associated with the Company's combined hardware/software product. The gross profit margin over the past four quarters has experienced increases quarter to quarter. Since the introduction of the Company's software-only product, the Company's sales in Asia have been almost exclusively "software-only". During the quarter ended December 31, 1997, the Company's sales in Asia decreased as a result of general economic conditions in that area of the world. As a result, the software-only products, which have higher gross margins, decreased as a percentage of the Company's product sales overall. Although gross margins have generally increased since the introduction of the software-only product, should Asian sales remain flat or begin to fall, the growth in gross margins can be expected to slow.

OPERATING EXPENSES AND NET LOSS

Overall, the Company's operating expenses increased by $2.2 million to $5.8 million for the quarter ended December 31, 1997. This increase is due to an increase of $0.6 million in research and development expenditures compared to the same quarter of the prior year and an increase of $1.6 million in selling, general and administrative expenses.

The increased expenditures in research and development are associated primarily with the Release 4 version of the Company's CyberGuard Firewall "software-only" product, development of the Windows NT-based Firewall product, and TradeWave VPI suite of products. Increased selling, general, and administrative expenses relate to increased product and services sales and the associated additional expenditures in hiring of new sales personnel, increasing marketing efforts, and increasing administrative functions to support the larger organization. Overall, the selling, general, and administrative expenses increased as a percent of revenues from 83.8% for the quarter ended December 31, 1996 to 87.2% for the quarter ended December 31, 1997. In mid-December, the Company's management implemented cost reduction measures in connection with the ongoing integration of TradeWave Corporation's operations into the Company's. The Company has also implemented measures designed to reduce research and development expenses related to the completion of the Company's Windows NT-based products.

The net loss for the quarter ended December 31, 1997 was $2.6 million, compared to $0.8 million for the quarter ended December 31, 1996. This increase in net loss is principally attributable to increased operating expenses (described above) and to the gain realized on the sale of securities (which consist of common stock of Concurrent Computer Corporation received by the Company as consideration for the June 1996 sale to Concurrent of the Company's real-time computer division) of $0.2 million, as compared to a gain of $1.0 million for the quarter ended December 31, 1996.

THE SIX-MONTH PERIOD ENDED DECEMBER 31, 1997 COMPARED TO THE SIX-MONTH PERIOD ENDED DECEMBER 31, 1996

NET REVENUES

For the six-month period ended December 31, 1997, net revenues increased by approximately $3.8 million to $9.7 million when compared to the six-month period ended December 31, 1996. The $3.8 million increase represents an increase of $3.5 million in revenues from the sale of network security products and $0.3 million in service-related revenues. The $3.5 million (or 61.4%) increase in network security product revenues is the result of increased shipments of the Company's CyberGuard firewall product. Specifically, the Company shipped 516 CyberGuard systems during the six-month period ended December 31, 1997, compared to 285 for the six-month period ended December 31, 1996.

CYBERGUARD CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


For the six-month period ended December 31, 1997, international sales of the Company's network security products increased to $4.1 million compared to $3.5 million for the six month period ended December 31, 1996. The increase in international sales represents a 30.3% increase in sales in Europe over the corresponding period in the prior year. The increase in international sales is due, the Company believes, to the formal award of the ITSEC E3 certification standard given to the CyberGuard Firewall. International sales represent 41.5% and 57.6% of total security product sales for the six-month periods ending December 31, 1997 and 1996 respectively.

Domestic product sales for network security products increased by $3.2 million to $5.8 million in the six-month period ended December 31, 1997 over the same period in the prior year. Domestic sales represent 58.5% of product revenues as compared to 42.4% for the six month period ended December 31, 1996. This change is due to increased orders for the Company's products due, the Company believes, to increased customer awareness and acceptance of firewall products generally, from positive reviews from industry publications of the Company's Release 3 firewall products and from increased market penetration by the Company's network of resellers.

Revenues from support services related to firewall products and TradeWave certificate authority increased from $0.4 million for the six months ended December 31, 1996 to $0.7 million for the six months ended December 31, 1997. This increase in service-related revenues is due to the greater number of installed units and to the increased need for customer training that results from increased sales. Support services for network security products accounted for 7.2% of sales during the quarter ended December 31, 1997 as compared to 6.6% for the quarter ended December 31, 1996.

GROSS PROFIT

The Company's gross profit as a percent of sales increased to 63.5% from 44.7% for the six months ended December 31, 1997 compared to the corresponding period in the previous year. The increase is a result of increased "software-only" sales; for six months ended December 31, 1997, "software-only" sales accounted for 61% of the revenues. During the six month ended December 31, 1996, there were no "software-only" sales; instead sales during the quarter ended December 31, 1996 consisted exclusively of a hardware and software combination product that has lower gross margins than the Company's software-only products. In addition, the Company experienced cost reductions with the shipping of the Intel based product as compared to products sold during the previous year that combined the Company's firewall software with the Company's proprietary Nighthawk platform.

OPERATING EXPENSES AND NET LOSS

The Company's overall operating expenses increased by $4.3 million for the six-month period ended December 31, 1997 to $11.2 million. This is due to an increase of $1.1 million for research and development expenditures compared to the same period in the prior year and an increase of $3.2 million in selling, general and administrative expenses over those in the same period of the prior year.

The increased expenditures in research and development are primarily associated with the Release 4 version of the CyberGuard Firewall software product, development of the Windows NT-based firewall product, and the TradeWave VPI suite of products. Increased selling, general and administrative expenses relate to increased sales and the associated additional expenditures of hiring of new sales personnel, increasing marketing efforts, and increasing administrative functions to support the larger organization. In mid-

CYBERGUARD CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


December, the Company's management implemented cost reduction measures related primarily to the ongoing integration of TradeWave Corporation's operations into the Company's own operations. The Company also implemented measures designed to reduce research and development expense related to the completion of the Windows NT-based products. Overall, selling, general, and administrative expenses increased as a percent of revenues from 80.1% for the six-month period ended December 31, 1996 to 81.4% for the six-month period ended December 31, 1997.

The net loss for the six-month period ended December 31, 1997 was $4.3 million compared to $9.1 million for the six-month period ended December 31, 1996. This decrease in net loss is principally attributable to two factors (1) to the gain realized on the sale of securities (which are comprised of common stock of Concurrent Computer Corporation received by the Company as consideration for the June 1996 sale to Concurrent of the Company's real-time computer division) of $0.5 million, as compared to a loss of $5.2 million for the six months ended December 31, 1996; and (2) offset in part by increased operating loss (described above).

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had cash and cash equivalents on hand of $4.9 million, representing an increase of $1.9 million over the $3.0 million on hand as of June 30, 1997. The Company's accounts receivable decreased by $0.2 million as a result of the Company's collection efforts and decreased quarter-to-quarter sales. Inventory levels decreased marginally by $0.2 million during the quarter ended December 31, 1997 as compared to the inventory levels at June 30, 1997. Property and equipment additions in the six months ended December 31, 1997 amounted to $0.3 million. These additions consisted of office equipment, furniture, development computers, and demonstration equipment.

Since the sale of the Company's real-time computer division in June 1996, the Company has experienced a loss from operations. To the extent that the Company has required cash in addition to that generated from sales, such requirements have been funded from the sale of Concurrent common stock received in connection with the sale of the Company's real-time computer division, as well as sale of the Company's own common stock pursuant to a private placement arrangement arranged in May 1997 (the "Private Placement Arrangement"). The Private Placement Arrangement permits the Company, under certain conditions, to sell up to $7.5 million worth of its common stock to an investor at a discount from the market price. As of February 6, 1998, the Company has sold in the aggregate 806,482 shares of its common stock under the Arrangement and had received proceeds of $5,737,236. The Arrangement permits Cyberguard to make calls for proceeds only within certain volume limitations, subject to certain trends in the price of Cyberguard common stock, and only upon the passage of specified time limits between calls for proceeds. The purchaser under the Private Placement Arrangement has indicated its willingness to waive these restrictions and to allow the Company to sell the purchaser the amount under the Agreement without requiring these restrictions be met.

In December 1997, the Company entered into a Loan and Security Agreement (the "Coast Credit Facility") with Coast Business Credit, a division of Southern Pacific Bank consisting of a $3,350,000 asset-based revolving line of credit and a three-year $650,000 term note. Interest on the Coast Credit Facility is at prime rate plus 2.0% (10.5% at December 31, 1997). Availability under revolving credit portion of the Coast Credit Facility is limited to 80% of the Company's eligible accounts receivable and 30% of its qualified inventory (up to a maximum availability of $300,000 on eligible inventory). The term note portion of the Coast Credit Facility is payable in thirty-six monthly installments. The term note is secured by a $650,000 cash compensating balance account equal to the amount of the term loan, which collateral is

CYBERGUARD CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


expected to be replaced by the Company's property and equipment (up to a maximum of 50% of such property and equipment's appraised value). The revolving credit facility is secured by all of the tangible assets of the Company and by the Company's intellectual property.

The Company's principal sources of liquidity at December 31, 1997 consisted of cash, the Private Placement Arrangement for the sale of common stock, the Coast Credit Facility, and vendor trade credit.

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

                            PART II OTHER INFORMATION

Item 2(c).  Changes in Securities and Use of Proceeds

As previously reported in notes to the Company's financial statements and management's discussion and analysis of financial condition and results of operations in the Company's Form 10K for the fiscal year ended June 30, 1997 and Form 10Q for the quarter ended September 30, 1997, up through November 12, 1997, the Company sold an aggregate of 464,524 shares of its common stock under its "Private Placement Arrangement" for an aggregate net proceeds of $3,917,057.

On November 14, 1997, the Company sold 195,462 shares of its common stock under the Private Placement Arrangement in exchange for net proceeds of $1,231,998. Additionally, on January 30, 1998, the Company sold 146,496 shares of common stock in exchange for net proceeds of $588,180. The purchaser under the Private Placement Arrangement was Capital Ventures, Inc., a corporation organized under the laws of the Cayman Islands (the "Investor"). The sale of common stock was undertaken without

CYBERGUARD CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

registration under the Securities Act of 1933 as amended (the "Act") pursuant to an exemption from registration contained in Section 4(2) of the Act. The resale of the common stock by the Investor has been registered on a registration statement (No. 333-28693) filed under the Act.



PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS OF FORM 8-K

     The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

     (a)  Exhibits:

          10.1 Loan and Security Agreement dated December 29, 1997 with Coast Business Credit.

          10.2 Amendment to the loan and Security Agreement dated December 29, 1997 with Coast Business Credit.

          27   Financial Data Schedule

     (b) On November 20, 1997, the Company filed a Current Report on Form 8-K and reported on Item 5 thereof the change in the date of its annual meeting of shareholders, the employment of Tommy D. Steele as a director of the Company and as President and Chief Operating Officer and the appointment of William D. Murray as the Company's Chief Financial Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 1998                CYBERGUARD CORPORATION



                                       By: /s/ ROBERT L. CARBERRY
                                          --------------------------------------
                                          ROBERT L. CARBERRY
                                          Chairman and Chief Executive Officer


                                       By: /s/ WILLIAM D. MURRAY
                                          --------------------------------------
                                          WILLIAM D. MURRAY
                                          Vice President of Finance and Chief
                                          Financial Officer (Principal Financial
                                          and Accounting Officer)