Form 10-Q
period 1998-03-31
CYBERGUARD CORP
filed 1998-05-15
CIK 927133

                        SECURITIES AND EXCHANGECOMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended      MARCH 31, 1998
                                                --------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from ____________ to ____________


                         Commission file number 0-24544


                             CYBERGUARD CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)


           FLORIDA                                          65-0510339
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)



2000 WEST COMMERCIAL BLVD., SUITE 200, FORT LAUDERDALE, FLORIDA       33309
--------------------------------------------------------------------------------
(Address of Principle Executive Offices)                            (Zip Code)


Registrant's Telephone Number, Including Area Code        954-958-3900
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

          As of May 7, 1998, 8,775,228 shares of the Registrant's $0.01 par value Common Stock were outstanding.

                          PART I FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

                             CYBERGUARD CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(Dollars in thousands except per share data)


                                                                Three Months Ended                    Nine Months Ended
                                                          -----------------------------       -----------------------------
                                                            March 31,         March 31,         March 31,         March 31,
                                                              1998              1997              1998              1997
                                                          -----------       -----------       -----------       -----------
Revenue:
        Products                                          $     4,333       $     3,874       $    13,540       $     9,585
        Services                                                  819               231             1,529               634
                                                          -----------       -----------       -----------       -----------
                Total revenue                                   5,152             4,105            15,069            10,219

Cost of revenues:
        Products                                                1,457             1,727             4,619             4,924
        Services                                                  321               143               784               328
                                                          -----------       -----------       -----------       -----------
                Total cost of revenue                           1,778             1,870             5,403             5,252

Gross profit                                                    3,374             2,235             9,666             4,967

Operating expenses:
        Research and development                                1,059             1,028             4,221             3,095
        Selling, general and administrative                     3,988             2,847            12,064             7,743
                                                          -----------       -----------       -----------       -----------
                Total operating expenses                        5,047             3,875            16,285            10,838
                                                          -----------       -----------       -----------       -----------

Operating loss                                                 (1,673)           (1,640)           (6,619)           (5,871)

Other income (expense)
        Interest income,net                                        45               187               281               550
        Gain(loss) on sale of equity securities                    (1)              800               521            (4,414)
        Other expense                                             (15)             (239)             (134)             (236)
                                                          -----------       -----------       -----------       -----------
                Total other income (expense)                       29               748               668            (4,100)
                                                          -----------       -----------       -----------       -----------
Net loss                                                  $    (1,644)      $      (892)      $    (5,951)      $    (9,971)
                                                          ===========       ===========       ===========       ===========

Basic loss per common share                               $     (0.19)      $     (0.12)      $     (0.75)      $     (1.40)
                                                          ===========       ===========       ===========       ===========
Weighted average number of common
         shares outstanding                                 8,504,575         7,375,293         7,925,961         7,105,576
                                                          ===========       ===========       ===========       ===========



      See accompanying notes to condensed consolidated financial statements

                             CYBERGUARD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


(Dollars in thousands except per share data)

                                                                            March 31,       June 30,
                                                                              1998            1997
                                                                            --------       --------
                                     ASSETS
Cash and cash equivalents(Note 7)                                           $  4,361       $  2,975
Securities available for sale                                                     --          1,268
Accounts and notes receivable, less allowance for
        uncollectible accounts of $606 at March 31, 1998
        and $547 at June 30, 1997                                              7,362          6,642
Inventories(Note 3)                                                            1,302          1,588
Prepaid expenses                                                                 927            520
                                                                            --------       --------
        Total current assets                                                  13,952         12,993

Property and equipment at cost, less accumulated
        depreciation of $1,980 at March 31, 1998 and
        $1,582 at June 30, 1997 (Note 4)                                       1,792          1,706

Non-Compete Agreement                                                            910          1,120
Other assets                                                                     121            155
                                                                            --------       --------
Total assets                                                                $ 16,775       $ 15,974
                                                                            ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                            $    525       $  1,144
Short term revolving loan payable (Note 7)                                        72             --
Deferred revenue                                                                 938          1,277
Accrued expenses                                                               2,765          3,636
                                                                            --------       --------
        Total current liabilities                                              4,300          6,057

Notes payble-long term (Note 7)                                                  650             --
                                                                            --------       --------
        Total liabilities                                                      4,950          6,057

Shareholders' equity:
        Common stock par value $0.01 authorized 20,000,000 shares
           issued and outstanding 8,754,802 at March 31, 1998
           and 7,452,314 at June 30, 1997                                         87             74
        Additional paid-in capital                                            67,532         59,507
        Accumulated deficit                                                  (55,651)       (49,700)
        Unrealized gain on securities available for sale                          --            173
        Cumulative foreign currency translation adjustment                      (143)          (137)
                                                                            --------       --------
        Total shareholders' equity                                            11,825          9,917
                                                                            --------       --------
Total liabilities and shareholders' equity                                  $ 16,775       $ 15,974
                                                                            --------       --------



     See accompanying notes to condensed consolidated financial statements.

                             CYBERGUARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                  (Unaudited)

(Dollars in thousands)

                                                                      Nine Months Ended
                                                                  March 31,       March 31,
                                                                    1998            1997
                                                                  --------       --------
Cash flows from operating activities
        Net loss                                                  $ (5,951)      $ (9,971)
        Adjustment to reconcile net loss to net cash
                used in operating activities:
        Depreciation                                                   619            289
        Amortization                                                   210            210
        (Gain)loss on sale of Concurrent Computer stock               (522)         3,772
        Reserve for uncollectible accounts receivable                  461             --
        Changes in assets and liabilities
                Receivables                                         (1,181)        (1,188)
                Prepaid expenses                                      (373)          (112)
                Inventories                                            286         (1,310)
                Trade payables                                        (619)         1,473
                Other expenses and accruals                           (806)        (1,649)
                Deferred revenue                                      (339)           860
                Other                                                  148            681
                                                                  --------       --------
Net cash used in operating activities                               (8,067)        (6,945)
                                                                  --------       --------

Cash flows from investing activities
        Net, additions to property and equipment                      (519)          (707)
        Software development costs & other assets                       --           (200)
                                                                  --------      --------
Net cash used in investing activities                                 (519)          (907)
                                                                  --------       --------
Cash flows from financing activities
        Proceeds from sale of Concurrent Computer Stock              1,417         12,363
        Proceeds from sale of common stock                           7,898          1,506
        Proceeds from note payable                                     650             --
        Payoff of short-term loan                                       --         (3,200)
        Proceeds from short term note                                    7             --
                                                                  --------       --------
Net cash provided from financing activities                          9,972         10,669

Net increase in cash                                                 1,386          2,817

Cash and cash equivalents at beginning of period                     2,975          3,617
                                                                  --------       --------
Cash and cash equivalents at end of period                        $  4,361       $  6,434
                                                                  --------       --------



          See accompanying notes to consolidated financial statements.

                             CYBERGUARD CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments, which consist of normal recurring adjustments, necessary to present fairly the results of operations of the Company for the three- and nine-month periods ended March 31, 1998 and March 31, 1997 and the financial position of the Company as of March 31, 1998 and June 30, 1997.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes included in the Company's Form 10-K for the fiscal year ended June 30, 1997, as filed with the Securities and Exchange Commission.

     In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-2 " Software Revenue Recognition" ("SOP 97-2"). This statement provides guidance on applying generally accepted accounting principles in recognizing revenues on software transactions. SOP 97-2 supercedes Statement of Position 91-1 "Software Revenue Recognition". SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. Earlier application is encouraged as of the beginning of the fiscal year or interim period for which financial statements or information have not been issued. Retroactive application of the provisions of this statement is prohibited. The Company believes that the adoption of this statement will not have a material impact on its revenue recognition.

     The results of operations of interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

2.   BASIC EARNINGS PER SHARE

     Basic net loss per share for the periods presented have been computed using the weighted average number of common shares outstanding. The number of shares outstanding does not include stock options (common equivalents) in calculating the Basic earnings per share. Common stock equivalents are excluded due to their anti-dilutive effect.

3.   INVENTORIES

     Inventories are valued at the lower of cost or market, with cost being determined by using the first-in, first-out ("FIFO") method. All inventories consist of finished goods.

4.   LONG LIVED ASSETS

     Property and equipment are carried on the basis of cost. Depreciation is computed by the straight-line method using the estimated useful lives of the assets.

                             CYBERGUARD CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998
                                   (Unaudited)

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

7.   REVOLVING CREDIT AGREEMENT

     In December 1997, the Company entered into a $3,350,000 asset-based revolving line of credit and a $650,000 Term Note Agreement with Coast Business Credit. Interest is charged at the prime rate plus 2.0% (10.5% at March 31, 1998). The credit facility is collateralized by all of the tangible assets and intellectual property of the Company. Availability under the revolving credit facility is limited to 80% of eligible accounts receivable and 30% of qualified inventory up to a maximum availability of $300,000 on eligible inventory. The term note is for a period of three years and payable in thirty-nine monthly installments. The term note is secured by $650,000 cash compensating balance account equal to the amount of the term loan, which collateral is expected to be replaced by the Company's property and equipment (up to a maximum of 50% of such property and equipment's appraised liquidated value). The restriction of cash compensating balances may be revised upon appraisal of the tangible assets that are directly collateralizing the term note.

CYBERGUARD CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

THE QUARTER ENDED MARCH 31, 1998 COMPARED TO THE QUARTER ENDED MARCH 31, 1997

NET REVENUE

Net revenue (refers to gross product sales less any returns and allowances) consist primarily of network security product sales--including third party security products--and services, which include consulting, installation, and maintenance support contracts related to security products. For the quarter ended March 31, 1998, net revenue increased by approximately $1.05 million (or 25.6%) compared to the quarter ended March 31, 1997

During the quarter ended March 31, 1998, revenue from the various firewall products and TradeVPI products increased from $3.8 million to $4.3 million, representing an increase of 13% over sales in the same quarter of the previous year. The increase is the result of a greater number of shipments of the Company's firewall product; specifically, the Company shipped 355 CyberGuard Firewall systems during the quarter ended March 31, 1998 compared to 171 for the quarter ended March 31, 1997.

Support services related to firewall products and TradeWave certificate authority services increased from $0.2 million for the three months ended March 31, 1997 to $0.8 million for the three months ended March 31, 1998 or a 255% increase. Subsequently, as the installed base increases, the Company's support revenue will increase.

For the quarter ended March 31, 1998, international sales of the Company's network security products decreased slightly to $2.5 million from $2.6 million for the quarter ended March 31, 1997. The nominal decline in revenue from international sales of network security products is the result of economic pressures placed on the Asian market. International sales represented 47.9% and 64.3% of total security product revenue- for the periods ending March 31, 1998 and 1997 respectively.

Domestic revenues for the Company increased by $1.2 million to $2.7 million for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. The increase in domestic revenues is due in part to the release of the NT firewall; the addition of the Tradewave VPI product suite; increased service revenue from consulting and installation; and increased maintenance support contracts for the larger installed base. The sales of the Company's direct sales force increased 50%, the sales through the distribution channel increased by 130%, and service revenue increased by 255%.

GROSS PROFIT

Gross Profit as a percent of sales increased to 65.5% from 54.4% for the quarter ended March 31, 1998 compared to the corresponding period in the previous year. The result of increased "software- only" sales, accounted for approximately 72% of sales during the quarter ended March 31, 1998 as compared to the same quarter of the previous year, there were approximately 47% "software-only" sales. In addition, the Company experienced cost reductions associated with the shipping of the Intel-based platform as compared to the proprietary Nighthawk platform associated with the Company's combined hardware/software product. Since the introduction of the Company's "software-only " product, the Company's sales in Asia which represent 48% of the Company's revenue, have been almost exclusively "software-only. This result has had a significant effect on the Company's gross profit margin. In addition, the North American commercial market share has been increasing with the intensive program on the way to develop new

CYBERGUARD CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)



channels. The sales to these markets have approximately doubled. This "software only sale", too, has greatly attributed to the increase in the overall gross profit margin.

OPERATING EXPENSES AND NET LOSS

Overall, the Company's operating expenses increased by $1.2 million to $5.0 million for the quarter ended March 31, 1998. The results are attributed to the increased number of seminars and trade shows, media advertising, and sales personnel in the field to support the company's growth strategy. In addition, there were marginal increases in general and administrative expenses to support the larger organization including the hiring of a Chief Operating Officer and needed support staff.

Increased selling, marketing, and administrative expenses relate to product and services revenue and the associated additional expenditures in hiring of new sales personnel, marketing efforts, and administrative functions to support the larger organization. Overall, the selling, general, and administrative expenses increased as a percent of revenues from 69% for the quarter ended March 31, 1997 to 77% for the quarter ended March 31, 1998. In mid-December 1997, the Company's management implemented planned cost reduction measures in connection with the ongoing integration of TradeWave Corporation's operations and the NT development project. The combined effect of these reductions were realization of $0.7 million in savings from the previous quarter.

The operating loss for the quarter ended March 31, 1998 was $1.7 million compared to $1.6 million for the quarter ended March 31, 1997. The net loss for the quarter ended March 31, 1998 was $1.6 million, compared to $ 0.9 million for the quarter ended March 31, 1997. This increase in net loss is principally attributable to the gain of $0.8 million realized on the sale of securities for the quarter ended March 31, 1997 (which consist of common stock of Concurrent Computer Corporation received by the Company as part of the sale of the Real time computing division).

THE NINE-MONTH PERIOD ENDED MARCH 31, 1998 COMPARED TO THE NINE-MONTH PERIOD ENDED MARCH 31, 1997

NET REVENUE

For the nine-month period ended March 31, 1998, net revenue (refers to gross product sales less any returns and allowances) increased by approximately $4.9 million to $15.1 million when compared to the nine-month period ended March 31, 1997. The $4.9 million increase is represented by $4.0 million in revenue from the sale of network security products and $0.9 million in service-related revenues. The $4.0 million (or 41%) increase in network security product revenues is the result of increased shipments of the Company's CyberGuard firewall and Trade VPI products. Specifically, the Company shipped 861 CyberGuard systems during the nine-month period ended March 31, 1998 compared to 391 for the nine-month period ended March 31, 1997 an increase of 120%. Revenue from support services, related to firewall products and TradeWave certificate authority, increased from $0.6 million for the nine months ended March 31, 1997 to $1.2 million for the nine months ended March 31, 1998. This increase is due to the greater number of installed units, the installed base of customers with Tradewave's OASIS project and increased consulting and customer training. Support services for network security products accounted for 10% of revenues during the quarter ended March 31, 1998 as compared to 6% for the quarter ended March 31, 1997.

For the nine-month period ended March 31, 1998, international sales of the Company's network security products increased to $6.6 million compared to $6.2 million for the nine month period ended March 31,

CYBERGUARD CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)



1997. The increase in international sales of 14% is due entirely to increased shipments in Europe over the corresponding period in the prior year. With the introduction of the NT firewall and the acceptance of the Intel based UnixWare firewall, the Company believes, the European market will continue to show positive results. International sales represent 44% and 60% of total security product sales for the nine-month periods ending March 31, 1998 and 1997 respectively.

Domestic product revenues increased by $4.4 million to $8.5 million in the nine-month period ended March 31, 1998 over the same period in the prior year. Domestic revenues represent 56% of revenues as compared to 40% for the nine-month period ended March 31, 1997. This result of increased orders for the Company's products, the Company believes, is due to increased customer awareness and acceptance of firewall products (generally from positive reviews from industry publications of the Company's Release 4 and NT firewall products and the TradeWave VPI products) and from increased market penetration by the Company's network of resellers.

GROSS PROFIT

The Company's gross profit as a percent of sales increased to 64.1% from 48.6% for the nine months ended March 31, 1998 compared to the corresponding period in the previous year. The result of increased "software-only" sales; for nine months ended March 31, 1998, accounted for 62% of the revenues compared to 30% for the nine months ended March 31, 1997. As the Company moves to a "software-only" product line with limited number of combined hardware and software sales, and to more network security service offerings, the gross profit margins realized are expected to show increases. In addition, the Company experienced cost reductions with the shipping of the Intel based product as compared to products sold during the previous year that combined the Company's firewall software with the Company's proprietary Nighthawk platform.

OPERATING EXPENSES AND NET LOSS

The Company's overall operating expenses increased by $5.4 million for the nine-month period ended March 31, 1998 to $16.3 million. This is due to an increase of $1.1 million for research and development expenditures compared to the same period in the prior year and an increase of $4.3 million in selling, general and administrative expenses over those in the same period of the prior year.

The increased research and development expenditures are primarily associated with the Release 4 version of the CyberGuard Firewall software product, development of the Windows NT-based firewall product, and the TradeWave VPI suite of products. Increased selling, general, and administrative expenses relate to increased sales and the associated additional expenditures of hiring of new sales personnel, increasing marketing efforts, and increasing administrative functions to support the larger organization. In mid-December 1997, the Company's management implemented cost reduction measures related primarily to the ongoing integration of TradeWave Corporation's operations into the Company's own operations. The Company also implemented measures designed to reduce research and development expense related to the completion of the Windows NT-based products. Overall, selling, general, and administrative expenses increased as a percent of revenues from 76% for the nine-month period ended March 31, 1997 to 80% for the nine-month period ended March 31, 1998.

The net loss for the nine-month period ended March 31, 1998 was $6.0 million compared to $10.0 million for the nine-month period ended March 31, 1997. This decrease in net loss is principally attributable to (1) to the gain realized on the sale of securities (which are comprised of common stock of Concurrent

CYBERGUARD CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)


Computer Corporation received by the Company as consideration for the June 1996 sale to Concurrent of the Company's real-time computer division) of $0.5 million, as compared to a loss of $4.4 million for the nine months ended March 31, 1997; and, (2) offset in part by increased operating loss (described above).

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had cash and cash equivalents on hand of $4.4 million, representing an increase of $1.4 million over the $3.0 million on hand as of June 30, 1997. The Company's accounts receivable increased by $1.2 million as a result of the Company's increased quarter to quarter sales. In addition, the receivable at quarter end did experience some additional aging due to the pressure on the Asian economy. Subsequent to March 31, 1998, the Company did receive a significant paydown on the Asian receivables. Inventory levels decreased marginally by $0.3 million during the quarter ended March 31, 1998 as compared to June 30, 1997. Property and equipment additions in the nine months ended March 31, 1998 amounted to $0.5 million. These additions consisted of office equipment, furniture, development computers, and demonstration equipment.

Since the sale of the Company's real-time computer division in June 1996, the Company has experienced a loss from operations. To the extent that the Company has required cash in addition to that generated from sales, such requirements have been funded from the sale of Concurrent common stock received in connection with the sale of the Company's real-time computer division, as well as sale of the Company's own common stock pursuant to a private placement arrangement arranged in May 1997 (the "Private Placement Arrangement"). The Private Placement Arrangement permitted the Company, under certain conditions, to sell up to $7.5 million worth of its common stock to an investor at a discount from the market price. As of March 31, 1998, the Company has sold in the aggregate 1,143,117 shares of its common stock under the Arrangement and had received proceeds of $7.5 million.

In December 1997, the Company entered into a Loan and Security Agreement (the "Coast Credit Facility") with Coast Business Credit, a division of Southern Pacific Bank consisting of a $3,350,000 asset-based revolving line of credit and a three-year $650,000 term note. Interest on the Coast Credit Facility is at prime rate plus 2.0% (10.5% at March 31, 1998). Availability under revolving credit portion of the Coast Credit Facility is limited to 80% of the Company's eligible accounts receivable and 30% of its qualified inventory (up to a maximum availability of $300,000 on eligible inventory). The term note portion of the Coast Credit Facility is payable in thirty-nine monthly installments. The term note is secured by a $650,000 cash compensating balance account equal to the amount of the term loan, which collateral is expected to be replaced by the Company's property and equipment (up to a maximum of 50% of such property and equipment's appraised value). The revolving credit facility is secured by all of the tangible assets of the Company and by the Company's intellectual property.

The Company's principal sources of liquidity at March 31, 1998 consisted of cash, the Coast Credit Facility, and vendor trade credit.

In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-2 " Software Revenue Recognition" ("SOP 97-2"). This statement provides guidance on applying generally accepted accounting principles in recognizing revenues on software transactions. SOP 97-2 supercedes Statement of Position 91-1 "Software Revenue Recognition". SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. Earlier application is encouraged as of the beginning of the fiscal year or interim period for which financial statements or information have not been issued. Retroactive application of the provisions

CYBERGUARD CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)




of this statement is prohibited. The Company believes that the adoption of this statement will not have a material impact on its revenue recognition.

Statements regarding future products, future prospects, business plans and strategies, future revenues and revenue sources, future liquidity and capital resources, computer network security market directions, future acceptance of the Company's products, possible growth in markets, as well as other statements contained in this Report on Form 10-K that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, and similar statements are forward looking statements. These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward looking statements are not guarantees of future performance and that the actual results might differ materially from those suggested or projected in the forward looking statements. Some of the factors that might cause future actual events to differ from those predicted or assumed include future advances in technologies and computer security; risks related to the early stage of the Company's existence and its products' development; the Company's ability to execute on its business plans; the Company's dependence on outside parties such as its key customers and alliance partners; competition from major computer hardware, software, and networking companies; risk and expense of Government regulation and effects on changes in regulation; the limited experience of the Company in marketing its products; uncertainties associated with product performance liability; risks associated with growth and expansion; risks associated with obtaining patent and intellectual property right protection; uncertainties in availability of expansion capital in the future and other risks associated with capital markets.


                            PART II OTHER INFORMATION


Item 2(c).  Changes in Securities and Use of Proceeds

As previously reported in notes to the Company's financial statements and management's discussion and analysis of financial condition and results of operations in the Company's Form 10K for the fiscal year ended June 30, 1997 and Form 10Q for the quarter ended December 31, 1997, up through February 6, 1998, the Company sold an aggregate of 806,482 shares of its common stock under its "Private Placement Arrangement" for an aggregate net proceeds of $5,737,236 .

On February 17, 1998, the Company sold 336,635 shares of its common stock under the Private Placement Arrangement in exchange for net proceeds of $ 1,762,764. The purchaser under the Private Placement Arrangement was Capital Ventures, Inc.; a corporation organized under the laws of the Cayman Islands (the "Investor"). The sale of common stock was undertaken without registration under the Securities Act of 1933 as amended (the "Act") pursuant to an exemption from registration contained in Section 4(2) of the Act. The resale of the common stock by the Investor has been registered on a registration statement (No. 333-28693) filed under the Act.

PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS OF FORM 8-K

     The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

          (a)     Exhibits:
          27      Financial Data Schedule


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 13, 1998



                     CYBERGUARD CORPORATION



                     By: /s/ ROBERT L. CARBERRY
                         -----------------------------------------------------
                         ROBERT L. CARBERRY
                         Chairman and Chief Executive Officer



                     By: /s/ WILLIAM D. MURRAY
                         -----------------------------------------------------
                         WILLIAM D. MURRAY
                         Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)