Form 10-K
period 1999-06-30
CYBERGUARD CORP
filed 1999-08-31
CIK 927133

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                   FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _________ TO __________

                         COMMISSION FILE NUMBER 0-24544

                             CYBERGUARD CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 FLORIDA                                 65-0510339
        (STATE OR JURISDICTION                        (I.R.S. EMPLOYER
    ------------------------------                   -------------------
    INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

2000 WEST COMMERCIAL BOULEVARD, SUITE 200, FORT LAUDERDALE, FLORIDA     33309
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

       Registrant's telephone number, including area code: (954) 958-3900

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

           Securities Registered Pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

         The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $10,205,927 (computed by reference to the last sales price of the Registrant's Common Stock on August 29, 1999).

         As of August 29, 1999, 9,071,937 shares of the Registrant's $0.01 par value Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Definitive Proxy Statement for the Company's 1999 Annual Meeting of
                 Shareholders (incorporated in Part III to the
               extent provided in Items 10, 11, 12 and 13 hereof).

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         CyberGuard Corporation ("CyberGuard" or the "Company") is a leading network security solutions provider to Fortune 1000 companies, major financial institutions, and government agencies worldwide. The Company's CyberGuard(R) Firewall provides a level of security, features and availability that the Company believes is not matched in the industry. Through a combination of proprietary and third-party technology (such as Virtual Private Network ("VPN"), authentication, virus scanning, encryption, advanced reporting, high availability and centralized management), the Company provides a full suite of products and services that are designed to protect the integrity of electronic data and customer applications from unauthorized individuals and digital thieves.

         The Company was incorporated in 1994 in connection with a spin-off of the Company from Harris Corporation. The Company produced computers for the real-time computing market as well as the CyberGuard Firewall for the secure computing market. The Company changed its name from Harris Computer Systems Corporation in Jun 1996 following a sale of the Company's real-time computer business.

         Information in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual accomplishments and results may differ significantly from those discussed in the forward- looking statements. See Item 7, "Management's Discussion and Analysis," for a more complete discussion regarding forward-looking statements.

SIGNIFICANT EVENTS

         During the Company's fiscal year ended June 30, 1999, the Company has undergone significant changes and an organizational restructuring. During August 1998, the Audit Committee of the Board of Directors and the Company's outside directors became aware that previously reported revenues had been overstated and that a restatement of the Company's financial statements would be forthcoming. An internal corporate investigation was undertaken immediately, resulting in various management and other corporate changes over the past twelve months.

Some of the major events comprising these changes are described below.

o RETAINING. PRICEWATERHOUSECOOPERS LLP. The Company's Board of Directors retained PricewaterhouseCoopers LLP ("PwC") to serve as the Company's independent auditors for its 1998 fiscal year. This engagement began after PwC had been engaged in September 1998 to assist in the Company's internal investigation of the revenue overstatements. This change in auditors occurred after the resignation of the Company's prior auditors, KPMG. See
     Item 9 of this report on Form 10-K. The Company later also retained PwC to re-audit the Company's 1997 fiscal year.

o NEW MANAGEMENT TEAM. The Company underwent numerous organizational changes, resulting in a new management team. Mr. David Proctor, who first became associated with CyberGuard as a member of the Board of Directors in 1997, joined the Company's management team as Chief Executive Officer, President, and Chairman of the Board of Directors. Mr. Proctor has previously served as President and Chief Operating Officer of Platinum Software Corporation, as President and Chief Operating Officer of Ashton-Tate Corporation, and as Vice President of the Personal Software Products Division of IBM. Mr. Terrence Zielinski, who joined the Company on an interim basis during September 1998, has been named Chief Financial Officer. Mr. Zielinski is a CPA with over thirty-five years experience, including having served as chief financial officer of several public companies and having received certification as a fraud auditor. Mr. Michael Wittig, who had been serving as Vice President of Development for the Company, has been appointed to the additional position of Chief Technical Officer. Mr. Frederick Hawkes, having executive experience working with technology companies in marketing, business development and product development, has joined CyberGuard as Vice President of Worldwide Marketing.

o CORPORATE INVESTIGATION. During August, 1998, the Company's Board of Directors appointed a Special Committee/Executive Committee with the full powers of the Board ("Special Committee"). The Special Committee authorized and directed the Audit Committee of the Company's Board of Directors ("Audit Committee") to conduct an investigation into internal controls and corporate governance matters of the Company. An independent law firm was engaged to assist the Audit Committee in this investigation. This internal investigation has been completed and the Audit Committee has made recommendations to the Board of Directors regarding additional specific actions to be taken with respect to the matters discovered as a result of the investigation as well as improvements to the internal control structure. The Company's management is in the process of executing these actions. To date, a review of the Company's revenue recognition policies has resulted in the quarterly adjustments described under the caption "Quarterly Restatement" included in Item 6 of this report on Form 10-K and in Note. 2 to the Consolidated Financial Statements contained in Item 8 of this report.

o ADDING LIQUIDITY. To improve the Company's liquidity, the Company sold a non-strategic asset for $2 million (the Company's Galaxy Internet search engine, which was an asset of the Company's TradeWave division); substantially all the assets of a subsidiary for $3.4 million (ARCA Systems, Inc., a consulting company); and substantially all the assets of its TradeWave division for $810,000, subject to an escrow agreement. During December 1998, the Company obtained an additional $1,125,000 through the issuance of convertible debt. The Company increased this convertible debt to approximately $4,300.000 including repaying the initial debt transaction. It closed the transaction on August 27, 1999. This increased amount is principally with the same debt holders as the December 17, 1998, transaction. The interest rate will be amended to 11.5% per annum. The conversion rate will be amended to be convertible into approximately 4,300,000 shares of commom stock at a conversion price equal to $1.00 per share. In addition, the initial warrants from the December 17, 1998, transaction will be cancelled. The amended transaction will have the Company issue approximately 4,300,000 warrants to purchase the Company's common stock at $2.00 per share.

o RE-ESTABLISHMENT OF COMPANY GOALS. The Company believes that its flagship product, the CyberGuard(R) Firewall, currently enjoys technological advantages over its competitors. In addition, when coupled with other network security products that are either proprietary to the Company or are available through relationships with third parties, the Company provides a full suite of network security products and services. The Company has refocused its attention on capitalizing on its technological advantages and is aggressively pursuing opportunities in its target markets.

o RESTATEMENT OF FINANCIAL RESULTS. Restatement of the Company's financial statements for its fiscal years 1997 and 1998 is completed. See Items 6, 7 and 8 of this report on Form 10-K.

o OPTIONS EXCHANGE AND NEW ISSUANCES. As part of the overall program to incentivize its personnel, during September 1998, the Company offered its employees, officers and directors the opportunity to exchange their existing stock options for new options, with an exercise price equal to the market price per share on the date the Board of Directors adopted the exchange program ($1.125 per share). The weighted-average exercise price per share prior to this exchange offer was $7.58 per share. The only employees who did not voluntarily terminate their employment with the Company before May 6, 1999 were eligible for the Company's offer. Option holders holding options on 1,140,007 shares of Company common stock accepted this offer. In addition, during September 1998, the Company issued new options on 1,110,936 shares of Company common stock at an exercise price of $1.31 per share.

INDUSTRY BACKGROUND

         CyberGuard competes in the network security and electronic commerce markets. Network security has historically been the focus primarily of those businesses in security-sensitive industries such as healthcare, financial services, insurance, telecommunications, government and others. Businesses in these industries historically maintained a secure network environment by isolating their networks from others and allowing only authorized users to connect to their privately managed networks.

         In recent years, organizations have increasingly begun using the TCP/IP protocol for their enterprise networks or using the Internet as an inexpensive alternative to establishing their own wide-area networks. An enterprise network that uses the TCP/IP protocol is called an "intranet". An intranet can extend internal information systems and enterprise applications to geographically dispersed facilities, remote offices and mobile employees using personal computers running on incompatible operating systems. Using any "web browser," an employee can view electronic information notwithstanding the incompatible operating systems utilized by the employee and the information source. In many cases, different departments within the same organization can create "home pages" used to share information among coworkers. The increasing ability to interconnect with disparate enterprise units has increased the use of mobile or "nomadic" computing by which users connect to enterprise networks from remote offices and while traveling. The increasing use of the non-proprietary TCP/IP network protocol for internal network communications is due, in large part, to
(i) the widely distributed nature of such protocol, (ii) the fact that TCP/IP network protocol support is available on nearly all types of computer systems currently manufactured, and (iii) cost considerations.

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

         SECURITY POLICY. Security products are not effective unless they follow a well-thought out enterprise security policy. Creating a policy requires cooperation between information technology staffers, business unit managers and senior executives. Generally, a policy should follow one of two philosophies. The first is, "That which is not expressly prohibited is permitted." The second is, "That which is not expressly permitted is prohibited." The former is less intrusive but will not provide maximum protection. The latter requires discussion and support from management because it affects the workflow of the entire organization - all the way down to rules for locking offices and filing cabinets, and discarding waste paper. The use of security technology such as a firewall, generally is associated with the second philosophy.

         LAN SECURITY. Popular local-area network ("LAN") operating system software provides many security options - many of which are seldom used. Network managers can immediately improve protection by implementing security features such as log-in restrictions on specific workstations, days of the week and hours of the day. More stringent password policies also create extra barriers, such as increasing the minimum password length and forcing regular password changes. Another overlooked area is share-level security rarely used with appropriate precision. Rigorous application of LAN security features can bolster protection from internal breaches.

         FIREWALLS. Firewalls provide access control. They usually are aimed at preventing external security breaches, but can also provide additional internal security for corporate intranets. Firewalls are a combination of software and hardware, usually consisting of a fast workstation located outside the LAN but inside the router link to the Internet. To be effective, all network traffic must pass through the firewall, whether going to the outside world or entering the LAN. The firewall permits only authorized traffic to pass either way, and must be impervious to unauthorized penetration.

Premium firewalls run on special versions of the UNIX operating system, although Windows NT-based versions are also popular for less-rigorous security environments. Some firewalls also support ancillary special features, such as Web URL filtering. Firewall features and the underlying operating system of the firewall generally determine the level of security that a firewall provides. Presented below is the security spectrum of firewall products available today.


--------------------------------------------------------------------------------
               ROUTER-          PROXY                    FIREWALL
     FULL       BASED        APPLICATION      HYBRID       WITH        NO
    ACCESS      FILTERING     FIREWALL       FIREWALL   SECURE OS    ACCESS

                       < ------------------------------ >

      LEAST SECURE                                            MOST SECURE

--------------------------------------------------------------------------------



     Generally, these technologies build on each other so that the most secure technologies can also perform the functions of the less secure ones and, depending on price and other factors, can serve markets for such products. CyberGuard has developed its products to emphasize stringent security and thus fall to the far right of this diagram.

o ENCRYPTION. Encryption is a data-scrambling technique that prevents information from being read by unauthorized people. It is used to protect data packets during transmission from one point to another. Encryption can be implemented in two ways: from the PC that originates the data, or from the server or Internet connection device that passes the data outside the LAN. Protected data is decrypted by a reciprocating destination LAN server or PC. Digital key technology is a common means of implementing encryption. A digital key bearing a secret value is used to encrypt data. Decryption can occur only by someone who possesses the appropriate decryption key-- much like secret agents passing coded messages from behind enemy lines. Systems using the same key for encryption and decryption are referred to as symmetric key encryption systems, whereas those that use a different key for decryption than encryption are referred to as asymmetric or public-key encryption systems. Encryption is a common security technique used to protect VPNs and standard intranets.

o ANTI-VIRUS. A computer virus modifies programs and data, sometimes in an innocuous manner and sometimes with malicious intent. Some viruses can erase applications and data from systems or merely act as electronic graffiti. Any form of computer virus, regardless of its intent, increase costs and decreases productivity, and therefore cannot be tolerated. Anti-virus protection software can be run from individual workstations or from a network server or firewall. This software scans incoming files and attachments to E-mail messages to protect servers, PCs and LANs from infection.

o IDENTIFICATION AND AUTHENTICATION. On the Internet, no one can truly see who is using the system. Digital identification technology is used to identify who you are before you start using an information system. Authentication is the means for proving to the system that you actually are the person you claim to be. This is similar to the process of signing a check, then showing a driver's license and a major credit card to a store clerk. Digital identification and authentication employs passwords, keys, physical tokens, badges and smart cards - even fingerprints, retinal scans or voiceprints (biometric identification) in advanced systems. Digital identification and authentication are particularly important for securing electronic commerce, which mostly operates outside the protection of a corporate intranet's security infrastructure.

o CERTIFICATE AUTHORITY. Applications requiring absolute user identification employ digital signatures managed by a trusted organization called a certificate authority. Digital signatures are locked and unlocked with electronic keys, and filed in a directory of certificates that identify users owning the keys. A trusted organization called a certificate authority manages and distributes these certificates with their corresponding keys. A certificate authority can be an in-house department or a third-party service provider. It is responsible for the complex process of registering new users, securing Web servers, distributing and updating private keys and certificates, recovering lost or forgotten keys and maintaining audit trails.

THE CYBERGUARD SOLUTION

         The Company produces two different firewall products: one based on a Unix operating system (obtained from Santa Cruz Operations, Inc. ("SCO") and one based on the Microsoft Windows NT operating system. CyberGuard has modified the SCO UnixWare operating system to remove penetration vulnerabilities that are common in Unix platforms. On the Windows NT operating system, CyberGuard has developed a capability called SecureGuard that closes virtually all of the security holes in that operating system. Both approaches have resulted in the CyberGuard firewall products being the most secure firewalls in the industry for both Unix and Windows NT.

         The Company's secure operating system and secure networking software technologies allow CyberGuard to position its product suite to address the broad range of customer requirements in the commercial network security market. Generically speaking, a firewall consists of a firewall application, an operating system and networking software, each playing an important role in the receipt and processing of data through the firewall. In competitive network security products, only the firewall application has been designed to resist penetration by an attacker, leaving the operating system and network software unsecure. Therefore, an attacker can penetrate a competitive firewall through the unsecure operating system or networking software. The Company's CyberGuard(R) Firewall uses a secure operating system and secure networking software to prevent network penetration by requiring network communication to pass through the firewall application.

         The graphic presentation below depicts the three major components of a firewall system and demonstrates the fundamental security deficiency of an application-only solution as compared to the CyberGuard(R) Firewall.


                  MULTI-LEVEL SECURITY PROVIDES HIGHEST DEGREE
                                 OF PROTECTION

                    STANDARD FIREWALL            MLS CYBERGUARD FIREWALL

                                       FIREWALL
                                      APPLICATION

                                       OPERATING
                                        SYSTEM

                                       NETWORKING
                                        SOFTWARE

    INTERNAL NETWORK    EXTERNAL NETWORK  INTERNAL NETWORK    EXTERNAL NETWORK

          NORMAL ACCESS PATH      HACKER'S PATH           MLS HACKER
                                                          PROTECTION

    SOURCE: CYBERGUARD CORPORATION

         CyberGuard's secure operating system and secure networking software are based on multi-level security ("MLS"), that is, they restrict access to information based on the sensitivity of the information and the access authorization of system users. In an MLS system, a user cannot read data that has been labeled at a level more sensitive than the security level that person has been given, and cannot create or modify data having a different security label. The operating system and programs reside at a protected level that cannot be read or modified by network users.

         The Company's secure operating system and networking software have been rated by the National Computer Security Center ("NCSC") at a B1 level. The NCSC ratings range from D (systems with minimal security) to A1 (systems with assured security). Certain agencies of the United States government have incorporated the NCSC ratings into their procurement requirements, and commercial users, while not having specific NCSC-rating requirements, often look to an NCSC rating as an indication of the product's proven reliability. The Company believes that the CyberGuard(R) Firewall is the only commercially available firewall built on an integrated operating system and networking software with a rating as high as B1. These components have also been successfully evaluated by the Centre d'Electronique de l'Armement ("CELAR") in France and have been awarded an E3 rating in the United Kingdom and Australia against the Information Technology Security Evaluation Criteria ("ITSEC").

         The Company's CyberGuard(R) Firewall also meets the compliance standards of the Internet Protocol Security Standard (IPSec). IPSec is a framework of open standards for ensuring private communications over public networks like the Internet. Based on standards developed by the Internet Engineering Task Force (IETF) IP Security Working Group, IPSec is an industry-driven standard that ensures confidentiality, integrity, and authenticity on an IP network. IPSec is a key component of this standards-based, flexible solution for deploying a network-wide security policy.

         In addition to enhanced operating system and network security, CyberGuard's firewalls have been built on the Company's legacy of providing high-performance, real-time computing systems. Therefore, the Company's CyberGuard(R) Firewall also addresses the high performance end of the commercial network security market because the underlying operating system and networking software were designed for demanding security environments. The Company's secure operating system is designed to function as a high performance, real-time operating system able to process high levels of throughput without time-consuming failures. This same operating system technology underlies the Company's secure networking software and firewall technology.

         The CyberGuard(R) Firewall product is the basis for the Company's ability to offer a complete suite of enterprise-wide security products including mobile security applications, secure database applications, and network access control filters.

         The Company's UNIX-based firewall is currently using SCO version 2.1.3. SCO is working on version 7.1.X of their operating system and the Company is evaluating current changes in the technology to further its goal of multi-platform compatibility.

PRODUCTS AND SERVICES

PRODUCTS

         The Company's products are used to secure access to distributed electronic data and to safeguard the integrity of electronic commerce applications. The products offered by the Company include the CyberGuard(R) Firewall and related third-party products offered by the Company with its strategic partners. Additional information regarding each of these products is presented below.

        CYBERGUARD(R) FIREWALL. The CyberGuard(R) Firewall for UnixWare and the CyberGuard(R) Firewall for NT include the following features and attributes:

o PACKET FILTERING. The CyberGuard(R) Firewall implements packet filtering technology designed to allow the firewall to expressly permit or deny connections using criteria based upon source and destination host, or network and the type of network service being requested and the time of day or day of week.

o SECURITY AUDITING AND ALARMS. The CyberGuard(R) Firewall incorporates built-in auditing and alarm functions that are designed to permit administrators to review a chronological record of system activities and allow the reconstruction of security sensitive activities. The CyberGuard(R) Firewall can be configured to dynamically process the security auditing information and, in real-time, take explicit actions in response to actions deemed security sensitive or possible attempts to attack the network or firewall.

o APPLICATION PROXIES. The CyberGuard(R) Firewall supports a number of security-enhanced application proxies for many network services, including remote login ("rlogin"), terminal emulation ("Telnet"), file transfer protocol ("FTP"), hypertext transport protocol ("HTTP") (used with the Internet), secure sockets layer ("SSL") security, network news transport protocol ("NNTP"), simple mail transport protocol ("SMTP"), X-Windows ("X"), load balancing, lightweight directory access protocol ("LDAP") and server message block ("SMB").

o REMOTE ADMINISTRATION. The CyberGuard(R) Firewall supports the ability to remotely monitor and administer a firewall from a "Network Operations Center." Using this remote administration capability, a CyberGuard(R) Firewall can be managed from a remote site as if the system administrator were physically located with the firewall.

o CENTRAL MANAGEMENT. The CyberGuard(R) Firewall provides the ability to centrally manage and monitor multiple remote CyberGuard(R) Firewalls (both UnixWare and NT). Remote firewalls (targets) can be administered and monitored individually or within groups. The manager (central commander) can continue to be utilized as a firewall. The high-availability feature allows central management functions to be migrated to an alternate manager. CyberGuard's Central Management also has the added capability of providing automatic fail-over in the case where the firewall acting as the Central Manager, should fail. The "back-up" manager can be located anywhere in the world remote from the master Central Manager.

o DYNAMIC NETWORK ADDRESS TRANSLATION. The CyberGuard(R) Firewall can be configured to translate all internal addresses to the firewall's network address. From the Internet, the firewall appears to be the only machine connected, reducing the risk of possible penetration attacks against the internal network.

o STATIC NETWORK ADDRESS TRANSLATION. The CyberGuard(R) Firewall supports the ability to map internal private network addresses to public network addresses. This allows machines with illegal or private network addresses to be accessed via a public network address different from that of the firewall.

o GRAPHICAL USER INTERFACE. The CyberGuard(R) Firewall provides a Motif(TM)-based Graphical User Interface, or "GUI," designed to facilitate system configuration and administration. A GUI is generally considered easier to use than the traditional command-line interface.

o SPLIT DOMAIN NAME SERVICE. The CyberGuard(R) Firewall can function as a Domain Name Service ("DNS") server. With Split DNS, the network responds to queries differently depending on their source. For example, responses to requests from the Internet might contain only the CyberGuard(R) Firewall information; responses from internal requests might contain a complete list of hosts.

o VIRTUAL PRIVATE NETWORKING. The CyberGuard(R) Firewall supports a variety of VPN products from RedCreek Communications including their IPSec-based product line. VPN products provide a mechanism for establishing a logically separate network between multiple CyberGuard(R) Firewall systems. This logical network supports fully encrypted communication among the machines of the network. VPN also supports high-performance encrypted communication between CyberGuard(R) Firewalls or remote/mobile users.

o HIGH AVAILABILITY CYBERGUARD(R) FIREWALL. The CyberGuard(R) Firewall for UnixWare supports an optional High Availability configuration, which combines two firewalls to operate as a single logical unit. If there is a disruption in network connectivity or the primary firewall should fail, the secondary firewall is designed to automatically take over to provide nearly continuous network connectivity. All configuration changes are automatically synchronized between High Availability firewall pairs. For critical connections, such as electronic commerce sites, this High Availability configuration minimizes the risk of lost network connectivity.

        Originally introduced in October, 1994, the CyberGuard(R) Firewall was a combined hardware/software solution which ran exclusively on the Concurrent Night Hawk(R) UNIX platform. In October, 1996, the Company introduced the Release 3 CyberGuard(R) Firewall, which is based on the SCO UnixWare operating system. The Release 3 CyberGuard product is a "software only" solution that runs on all industry-standard Intel(TM) Pentium-based platforms from leading suppliers such as IBM, Hewlett Packard, Compaq and Data General. The newest Release 4.1 CyberGuard(R) Firewall added new, or enhanced existing features, such as centralized firewall management, high availability, IPSec VPN, advanced reporting, load balancing, performance enhancements and embedded virus scanning.

         THIRD-PARTY PRODUCTS AND SERVICES. Through strategic alliances, the Company offers certain network security products for use with the CyberGuard(R) Firewall. These products include:

o URL BLOCKING. Together with its CyberGuard(R) Firewall, the Company offers a product that can be used to control Internet site accessibility. The URL Blocker is a software product that monitors and controls access to non-business-related web sites such as pornography, hate speech, on-line shopping, job searching, sports and other sites that the firewall user wishes to block.

o TOKEN AUTHENTICATION PRODUCTS. With the CyberGuard(R) Firewall, the Company offers a number of third-party token authentication devices, including those offered by the Company through alliances with Axent Technologies, Security Dynamics and Enigma Logic, among others. Token authentication devices provide an alternative to the use of static passwords for user authentication, resulting in reduced likelihood of system penetration through the reuse of an old password.

         SECURE OPERATING SYSTEMS. The Company offers secure operating systems based on the Intel Pentium. The heritage of the Company's secure operating system capabilities is from the Company's CX/SX operating system. CX/SX is a multi-threaded, fully preemptive operating system for high performance, secure UNIX-based applications. The Company's CX/SX operating system has received rigorous evaluation from the NCSC in the United States and CELAR in France. The NCSC performed an evaluation of the Company's CX/SX operating system and subsequently granted it a B1 security rating. This heritage has been passed down to the Company's re-engineering of the SCO UnixWare operating system and to the efforts the Company has placed into its SecureGuard product for Windows NT.

         SECURE NETWORKING SOFTWARE. In a manner similar to the Company's legacy with secure operating systems, the Company had developed the LAN/SX product as a secure network software product that provided a multi-level secure interface between CX/SX and a heterogeneous networking environment. The NCSC had previously performed an evaluation of the Company's LAN/SX network software and subsequently granted it a B1 rating.

SERVICES

         SYSTEM INTEGRATION SERVICES. The Company offers a number of systems integration services, both directly and through strategic alliances, with the purpose of offering customers network security expertise for their particular networking environment. In addition, the Company markets several specific types of pre-packaged consulting services relating to, among others, penetration testing; Internet gateway security and technical evaluation; system security; corporate data security policies and management control; network security policy and management control; Internet security policy and management controls; network security analysis; and information security training.

PRODUCT DEVELOPMENT

         The following table shows the significant products and product enhancements that the Company introduced during the last quarter of calendar year 1998 and during calendar year 1999.

              PRODUCT                      INTRODUCTION                             DESCRIPTION
              -------                      ------------                             -----------
                                        (Calendar Quarters)
Integrated hardware-based IPSec               Q4 1998          Provides secure communications from firewall-
encryption                                                       to-firewall and remote user-to-firewall utilizing
                                                                 industry standard encryption protocols

ITSEC E3 Evaluated Firewalls                  Q1 1999          ITSEC Evaluation of Windows NT and
                                                                 UnixWare firewalls

Role-Based Management                         Q4 1998          Allows the definition of administrative roles to
                                                                 allow for separation of duties

Synchronized High Availability                Q4 1998          Automatic firewall fail-over with active network
                                                                 health monitoring and firewall policy
                                                                 synchronization

Fail-Safe Central Management                  Q4 1998          Provides backup central manager functionality

Advanced NT-based Internet Firewall           Q2 1999          Microsoft NT-based firewall with Internet
                                                                 features similar to the UNIX-based firewall

Checkmark Certification                       Q3 1999          Obtained Checkmark certification for NT and Unix
                                                                 firewalls

PKI aware firewall                             1999            Provide integrated public key infrastructure support

Browser-based administration                   1999            Firewall administration via Netscape/Microsoft
                                                                  Explorer-based browsers

         The expected dates of introduction in the above table are forward-looking statements and are based on certain assumptions, including certain assumed levels of staffing and capital resources, contractual arrangements with suppliers, customers or strategic allies, market conditions, overall product development costs and related sales and marketing expenses, the nature of available competing and complementary technologies and products, and other assumptions. Should these assumptions change or prove to be inaccurate, or should the Company's plans change due to certain unforeseen factors, the development of such products may be delayed or discontinued. See Item 7, "Management's Discussion and Analysis" for a more complete discussion regarding forward-looking statements.

         Development of new products and features is performed by the Company's internal engineering staff and through third-party licensing. The Company has approximately 35 full-time and contract employees devoted to product development. The Company supplements the development staff from time-to-time with contract engineers as needed to meet product demands in the market.

         For the fiscal years ended June 30, 1999, June 30, 1998 and June 30, 1997, the Company spent $3.7 million and $5.8 million and $4.7 million, respectively, on research and development, an equivalent of 27%, 37%, and 33% of total sales during such periods, respectively.

JOINT PRODUCT DEVELOPMENT AND STRATEGIC ALLIANCES

         In December 1996, CyberGuard and the Santa Cruz Operation, Inc. ("SCO"), the world's largest supplier of UNIX server and host applications, announced a strategic joint marketing agreement that allows the two companies to market the CyberGuard(R) Firewall to SCO's premier resellers and major accounts worldwide. SCO's premier resellers consist of over 100 top resellers who specialize in UNIX application software integration and training. Since January 1997, the Company has signed several of the SCO premier resellers who actively market and/or recommend the products of both CyberGuard and SCO.

         In 1998, the Company entered into an agreement with RedCreek Communications to integrate and market a family of hardware network security products for VPN applications on the Internet. VPNs offer a secure, cost-effective alternative to private leased communication lines. These products are available for both Unix and NT firewalls.

         To complement CyberGuard(R) Firewall product sales, the Company offers consulting and security products through a series of strategic alliances with prominent organizations. The Company has formed alliances with several consulting partners worldwide. Consulting services include network and on-site analysis services, network penetration testing, security policy and management control, migration planning and security training.

         The Company has alliances for the purpose of reselling the Company's products with several strategic partners, including Data General. The Company has additional strategic resellers outside the United States, which include Nissin Electric Co., Ltd. and Hucom, Inc. (Japan), Pan Dacom (Germany) and Baltimore (United Kingdom).

         The Company has also entered into product-related strategic alliances with Axent Technologies Inc., Security Dynamics Technologies, Inc., PC Security Ltd., and Aladdin Knowledge Systems to offer a variety of value-added products to its CyberGuard(R) Firewall family of products.

         The Company is actively seeking additional strategic alliances for product development and sales and marketing purposes. The Company is seeking such alliances to continue efforts to develop additional products or enhancements to its existing product offerings, particularly those relating to encryption, token authentication, VPNs, intrusion detection and virus detection. The Company is also actively pursuing sales and marketing alliances, particularly with value added resellers and distributors, in order to expand the geographic distribution of the Company's products. There can be no assurance that the Company will be able to create new alliances, or that if formed, that such alliances will be successful.

CUSTOMERS AND MARKETS

         End-users of CyberGuard products include commercial businesses, government agencies, public-utility consortiums, and educational institutions. In many cases, CyberGuard supplies its product to authorized resellers, distributors, business partners, or system integrators who ultimately sell to and support the end-users. The Company in turn supports these reseller channels which are marketed by the Company's direct sales force. The Company's current and prospective commercial customers include medium to large domestic and multinational companies, that routinely create and store proprietary and/or highly sensitive information which is accessible via corporate networks including intranets and extranets (wide area networks). These customers are likely to consider network security and network throughput performance as decisive factors in their procurement decisions. Target markets for the Company's products include financial institutions, financial news services, insurance companies, health care institutions, telecommunications companies and companies who market electronic commerce applications to businesses and consumers.

         For the year ended June 30, 1999, sales to a major financial institution accounted for approximately 34% of the total revenues of the Company, one international telecommunications company accounted for 10% of revenue and one international distributor accounted for 8% of revenue. No other single customer accounted for more than 10% of sales for the 1999 fiscal year.

SALES, MARKETING, AND DISTRIBUTION

         The Company has established a range of channels by which to market its products in the United States and internationally, including Value Added Resellers ("VARs"), distributors and manufacturers' representatives, strategic alliance partners, as well as direct sales representatives. Key resellers and distributors include: Harris Genicom, Hucom Inc., Pan Dacom, Datacraft Asia, Baltimore Zergo and Nissin Electric Co. Ltd. (a member of Japan's Sumitomo Group). During the year ended June 30, 1999, the indirect marketing channels for the Company's products accounted for 27% of the Company's sales. See also "Strategic Alliances" above.

         The Company employs 18 sales representatives and maintains sales offices in Chicago, Illinois; Dayton and Fairlawn, Ohio; Fort Lauderdale, Florida; Dallas Texas; Los Angeles and Palo Alto, California; New York, New York; Columbia, Maryland; United Kingdom and France. The sales force focuses its sales and marketing efforts towards customers and VARs in selected vertical markets such as financial services, healthcare, insurance, telecommunications and electronic commerce application providers. The Company's sales staff also solicits prospective customers and provides technical advice and support with respect to the Company's products.

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

         The Company focuses its direct and indirect marketing efforts on commercial businesses that the Company perceives as having a need for network security due to the sensitive nature of data they collect or the devastating potential impact of computer "hacking." The Company addresses these markets with its direct sales force and through indirect channels such as VARs and systems integrators who already serve such markets. The Company also believes its products are particularly well suited to Internet service providers ("ISP"), electronic commerce service providers ("ESPs") and Internet-based retailers of subscription products and services.

COMPETITION

         The market for network security products is intensely competitive and characterized by frequent technological change. The Company believes that competition in this market is likely to persist and to intensify if demand for network security products continues to increase.

         In the market segments requiring the highest levels of network security, the Company competes with Secure Computing Corporation, which also offers a firewall with a security-enhanced operating system. The Company also competes with manufacturers of proxy application firewalls and hybrid systems, such as Check Point Software Technologies Ltd., Cisco Systems, Inc., Axent Technologies, Inc., Network Associates, and IBM. Most of these companies enjoy higher sales volumes than the Company due to their sales of lower-end firewalls and other (non-firewall) products and applications.

         These companies' products may be considered to be alternatives to the Company. In addition, companies such as Compaq (Digital Equipment Corporation) and Sun Microsystems, Inc. sell products with similar features and functions that could be considered competitors of the Company. In addition, certain companies, such as Microsoft and Lucent Technologies, Inc., have now begun to offer network-related security products that could eventually compete with the Company's firewall products.

         Many of the Company's current and potential competitors have greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than the Company. There can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other competitive resources. Failure to keep pace with rapid technology and changes could result in the Company's products becoming less valuable or obsolete. Certain of the Company's competitors may determine, for strategic reasons, to consolidate, substantially lower the price of their network security products or bundle their products with other products, such as hardware products or other enterprise software products. The trend toward enterprise-wide network management and security solutions may result in a consolidation of the network management and security market around a smaller number of vendors who are able to provide the necessary software and support capabilities. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves, with existing or potential customers, resellers or other third parties.

         The Company believes that the principal competitive factors affecting the market for computer and network security products include the product's level of security, performance and reliability (particularly maximum levels of throughput), technical features including interoperability and functionality, ease of use, capabilities, customer service and support, integration of products, manageability of products, brand name recognition, company reputation, distribution channels and price. Based upon its understanding of the features of the products and services offered by the Company's competitors, the Company believes that its products currently compete favorably with respect to such factors. Based upon its experience and understanding of the existing network security market, the Company believes that potential purchasers of the Company's security products who do not differentiate between the level of security provided by competing security products are as likely to base their purchasing decisions on price, ease of use, or other considerations as they are to base such decisions on the level of security provided. In circumstances where a potential purchaser's primary concern is the level of security provided by products being considered, the Company, based upon its understanding of the features in products and of the services offered by the Company's competitors, believes that its products compete favorably.

         Additionally, the Company believes a key competitive factor in the foreign network security market, and certain domestic vertical markets, is a computer system's security rating by intelligence and other government agencies such as the NCSC and ITSEC. The CyberGuard(R) Firewall is built on an integrated secure operating system and secure networking software components that are certifiable to the B1 level by the NCSC and are rated E3 by ITSEC Certification testing in the United Kingdom and Australia. The Company's secure operating system has also successfully completed evaluation by CELAR, the ISCA, CheckMark and NSS organizations. Certain of the Company's competitors have either recently received an ITSEC Certification or have submitted their products for review against the ITSEC E3 Requirements.

         In addition, see Item 7, "Management's Discussion and Analysis - Forward-Looking Statements," for further information regarding other factors that could affect the Company's competitive position.

PATENTS AND PROPRIETARY TECHNOLOGY

         The Company relies upon license agreements with customers; trademark, copyright and trade secret laws; employee conflict of interest and third-party non-disclosure agreements and other methods to protect the trade secrets, proprietary know-how and other proprietary rights on which the Company's business depends. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. The Company has no pending patent applications to cover any aspects of its technology. The Company has received trademark registration in the United States, Canada and numerous other countries for its "CyberGuard(R) Firewall" marks and its CyberGuard logo.

YEAR 2000 COMPLIANCE

The Year 2000 problem stems from the use of a two-digit date to represent the year (e.g., 85 = 1985) in computer software and firmware. As a result, many currently installed computer systems are not capable of distinguishing dates beginning with the year 2000 from dates prior to the year 2000. As a result, computer systems or applications used by many companies in a wide variety of industries may experience operating difficulties unless the systems or applications are modified to process adequately information related to the date change. Significant uncertainty exists in the software and other industries concerning the scope and magnitude of problems associated with the century change. To the extent Year 2000 issues cause significant delays in or cancellation of decisions to purchase products or product support, due to the reallocation of resources to address Year 2000 issues or otherwise, the Company's business could be materially adversely affected.

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 issues. The Company has put into place a Year 2000 risk management initiative. This initiative's scope covers both the Company's information technology (IT) systems and non-IT systems and addresses all areas of the Year 2000 issues as defined by the Information Technology Association of America (ITAA).

Based on the ongoing assessment relative to the Company's current software service offerings, the Company believes that the current versions of its products are Year 2000 compliant. The Company has reviewed, and continues to review, internal management information and other systems in order to identify and to further modify those products, services or systems that may not be Year 2000 compliant. Based on the Company's assessment to date, the Company believes that internal management information and other systems are either Year 2000 compliant or will not require substantial effort or cost to make them Year 2000 compliant.

The Company's Year 2000 initiative also addresses vendor relationships (both IT and non-IT) and their readiness/preparedness relating to Year 2000 issues. IT vendors include software providers, hardware providers, service providers, off-the-shelf software publishers and IT consultants. Non-IT providers include electric power suppliers, vendors of uninterruptable power supplies and generators, telecommunications service and equipment providers, business partners, facilities maintainers and other non-IT service contractors. In the event that third parties cannot provide the Company with products, services or systems that are Year 2000 compliant on a timely basis, the Company's business could be materially adversely affected. To date, the Company has not discovered nor does it anticipate any material Year 2000 issues with vendors and service providers. Evaluation of vendor Year 2000 preparedness is an on-going process. As the Company's Year 2000 evaluation does not evaluate its vendors' vendors nor its vendors' customer base viability issues, the Company may be required to develop contingency plans to address specific vendor/service provider concerns. Many of the Company's customers maintain their Internet operations on servers, which may be impacted by Year 2000 complications. The failure of the Company's customers to ensure that their servers are Year 2000 compliant could have a material adverse effect on the Company's customers, which in turn could have a material adverse affect on the Company's business, if the Company's customers are forced to cease or interrupt Internet operations or experience malfunctions related to their equipment.

While the Company believes its Year 2000 initiative is appropriate given its available resources, there can be no assurance that the Company will identify and remedy all Year 2000 problems in a timely fashion, that any remedial efforts in this regard will not involve significant time and expense, or that such problems will not have a material adverse affect on the Company's business. The Company has been addressing these matters on an ongoing basis for the past two years and has incurred minimal cost to date, due to the dynamic nature of the development process.

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

         The Company believes that some regulations could be addressed by application of the Company's Internet-related network security products and that certain types of regulation would be beneficial to the Company. One such regulation is the Health Insurance Portability and Accountability Act (HIPAA), a federal regulation in effect since 1996. HIPAA provides strict guidelines for privacy and security of patient medical records affecting the methods used by healthcare and insurance providers to transfer data over networks such as the Internet. However, the adoption of laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's products and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, operating results or financial condition.

EMPLOYEES

         On June 30, 1999, the Company employed 86 employees through its Fort Lauderdale headquarters, and its field offices in the United States and abroad. The Company also utilizes the services of approximately three contract engineers on a temporary basis for software development or documentation. All employees are bound by agreement containing confidentiality and conflict of interest provisions.

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

ITEM 2.   PROPERTIES

         The Company's principal administrative, sales and marketing, development, engineering, production and support facilities are located in Fort Lauderdale, Florida. In August 1997, the Company relocated its principal offices to a new location in Fort Lauderdale, Florida and now occupies approximately 26,000 square feet of leased office space. The lease on the facility expires on June 30, 2004, although the Company has the right to sublease the premises. Additionally, the Company maintains two other offices which perform sales and product development functions. The facility located in the United Kingdom also functions as the administrative office for the Company's subsidiary, CyberGuard Europe Ltd.

         The Company leases its sales office locations in the United States and abroad. CyberGuard believes that its existing facilities are adequate for its current needs and additional space will be available at current market rates as required in the future.

ITEM 3.   LEGAL PROCEEDINGS AND OTHER MATTERS

        On August 24, 1998, the Company announced, among other things, that due to a review of its revenue recognition policies relating to distributors and resellers, it would restate prior financial results. After the August 24, 1998 announcement, twenty-five purported class action lawsuits were filed by alleged shareholders against the Company and certain current and former officers and directors. Each of these lawsuits was filed in the United States District Court for the Southern District of Florida. These actions seek damages purportedly on behalf of all persons who purchased or otherwise acquired the Company's common stock during various periods from October 7, 1997 through August 24, 1998. The complaints allege, among other things, that as a result of accounting irregularities relating to the Company's revenue recognition policies, the Company's previously issued financial statements were materially false and misleading and that the defendants knowingly or recklessly published these financial statements which caused the Company's common stock prices to rise artificially. The actions allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. One action also alleges violations of common law. Pursuant to an order issued by the Court, these actions have been consolidated into one action, styled STEPHEN CHENEY, ET AL. V. CYBERGUARD CORPORATION, ROBERT L. CARBERRY AND WILLIAM D. MURRAY, Case No. 98-6879-CIV-Gold, in the United States District Court, Southern District of Florida. An amended consolidated complaint is expected within 45 days after the filing of the Company's restated financial results.

         On April 30, 1999, the Company sold substantially all of the assets of its TradeWave division to Digital Signature Trust Company ("DST"). In June 1999, CyberGuard filed a lawsuit against DST and Zions First National Bank, N.A. in state court in Austin, Texas. The action was removed to United States District Court, Western District of Texas, Case No. 99-CA-431-JN. The Company alleged breach of contract, tortious interference and fraud. Also in June 1999, DST filed a lawsuit against the Company in United States District Court, District of Utah, Case No. 99CV 0417G, alleging fraud, negligent misrepresentation, unjust enrichment, with unspecified damages, and rescission and reformation of contract. Both actions are currently tolled due to ongoing negotiations towards settlement between the Company and DST.

         In August, 1998, the Securities and Exchange Commission (the "SEC") began an informal investigation into certain accounting and financial reporting practices of the Company and certain members of Company's management.

         The Company is unable to predict the ultimate outcome of the litigation and investigation described above in this Item 3. The resolution of such matters could have a material adverse affect on the Company's results of operations and financial position. The Company's financial statements do not include any adjustments related to these matters.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock was traded on NASDAQ under the symbol "CYBG" until October 2, 1998. From October 2, 1998 until January 13, 1999, the Company's stock symbol was changed to "CYBGE" due to the Company being late in filing its Form 10-K for its fiscal year ended June 30, 1998. On January 13, 1999, the Company was delisted from the NASDAQ Stock Market on which its securities were traded, because the Company was delinquent in its filings under the Exchange Act. From January 13, 1999, the Company's securities have been traded by market makers through the "pink sheets" again under the symbol "CYBG."

         Upon filing this report on Form 10-K and Forms 10-Q for the quarters ended September 30, 1998, December 31, 1998 and March 31, 1999, the Company believes that it will be current in its reporting responsibilities pursuant to the Exchange Act. Once the Company is current in its Exchange Act reporting, the Company will be eligible for trading on the OTC Bulletin Board; however, moving from being traded on the "pink sheets" to the OTC Bulletin Board will require that at least one NASD Broker/Dealer serve as a market maker for the Company's securities. Although the Company is in the process of meeting with various potential market makers, there can be no assurance that any NASD Broker/Dealer will undertake to serve as market maker, in which case, the Company's securities will continue to be traded through the "pink sheets." Therefore, at the present time, the Company is unable to predict with certainty whether its securities will be available for public trading on the OTC Bulletin Board.

         There were approximately 4,368 holders of record of Common Stock as of June 30, 1999. The table below sets forth, for the quarters indicated, the high and low bid prices of the Company's Common Stock as reported by NASDAQ/NMS.

                                                                                     BID PRICES (1)
                                                                                     --------------
                                                                              HIGH                      LOW
                                                                              ----                      ---
FISCAL YEAR 1997
Quarter Ended September 30, 1996                                            $   17 1/4              $     8 1/2
Quarter Ended December 31, 1996                                                 14                        8
Quarter Ended March 31, 1997                                                    11 3/4                    9
Quarter Ended June 30, 1997                                                     10 1/2                    8 1/2

FISCAL YEAR 1998

Quarter Ended September 30, 1997                                                11 1/2              $     8 7/16
Quarter Ended December 31, 1997                                                  9 7/8                    5 1/8
Quarter Ended March 31, 1998                                                    12 3/4                    4
Quarter Ended June 30, 1998                                                     18 3/8                    7 7/8

FISCAL YEAR 1999
Quarter Ended September 30, 1998                                                11                        1 1/16
Quarter Ended December 31, 1998                                                  3 3/8                    1 1/16
Quarter Ended March 31, 1999                                                     2 1/4                    1 1/4
Quarter Ended June 30, 1999                                                      1 3/8                      5/8

         The Company has never paid dividends on its Common Stock. The Company intends to retain earnings, if any, to finance future operations and expansion and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Any future payment of dividends will depend upon the financial condition, capital requirements and earnings of the Company, as well as upon other factors that the Board of Directors may deem relevant. The Company issued on August 27, 1999, convertible debt securities in the approximate amount of $4,300,000. For more information regarding this sale of the Company's securities, see Item 7 of this report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth, for the fiscal years ended June 30, 1999, June 30, 1998, June 30, 1997, June 30, 1996 and September 30, 1995,
selected historical consolidated financial data for the Company (which combined the Company's Trusted Systems Division and the Real-time Business through June 30, 1996, and which, effective June 30, 1996 was sold to Concurrent Computer Corporation ("Concurrent")). The financial data for the fiscal years ended June 30, 1999, June 30, 1998 and June 30, 1997 have been derived from the audited financial statements of the Company as audited by PricewaterhouseCoopers LLP. The financial data for the fiscal years ended June 30, 1996 and September 30, 1995 have been derived from unaudited financial statements of the Company. Such data have been derived from, and should be read in conjunction with, the audited financial statements and other financial information, including the notes thereto, appearing elsewhere in this Annual Report.

                                                                    TWELVE MONTHS ENDED

                                                                         June 30,       June 30,
                                            June 30,      June 30,         1997         1996 (B)    September 30,
                                             1999           1998      (restated) (i)   (restated)      1995 (A)
                                           --------       --------    -------------- -------------- -------------
Revenues                                   $ 13,873       $ 15,552       $ 14,224       $ 46,118       $ 45,111
Cost of goods sold                            5,313          7,076          7,244         26,177         25,764
                                           --------       --------       --------       --------       --------
Gross profit                                  8,560          8,476          6,980         19,941         19,347

Research & development                        3,664          5,767          4,723          7,293          7,903
Selling, general & administrative            14,724         18,869         15,133          4,304         22,984
Other operating expenses                                                                  20,983
                                           --------       --------       --------       --------       --------
Operating loss                               (9,828)       (16,160)       (12,876)       (12,639)       (11,540)

Interest income (expense), net                 (186)           399            646            275            456
Interest income (expense)                        79             11           (200)           331             (4)
Gain (loss) on sale of securities                             (128)        (5,012)
    available for sale
Gain (loss) on sale of business units         1,820         (2,386)                      (14,836)
                                           --------       --------       --------       --------       --------

Net loss                                   $ (8,115)      $(18,264)      $(17,442)      $(26,869)      $(11,088)
                                           ========       ========       ========       ========       ========

Loss per share                             $  (0.91)      $  (2.17)      $  (2.46)      $  (4.44)      $  (1.88)
                                           ========       ========       ========       ========       ========


      (i) See Note 2 to the Company's Consolidated Financial Statements (Item 8 of this report on Form 10-K) and the Quarterly Restatement schedule below in this Item 6.

      (A) During fiscal year 1995, the Company changed its fiscal year end from June 30 to September 30.

      (B) Coinciding with the sale of the Real-time Business to Concurrent on June 30, 1996, the Company elected to change its fiscal year end from September 30 to June 30. The Company's audited financial statements included in Item 8 are as of and for the years ended June 30, 1999, 1998 and 1997. To facilitate comparability between periods, management has prepared the preceding table by annualizing the nine months ended June 30, 1996. Such annualization was accomplished by adding the results of operations for the three months ended September 30, 1995 to the nine months ended June 30, 1996.

QUARTERLY RESTATEMENT

         Previously, CyberGuard Corporation had announced that due to a review of its revenue recognition policy relating to distributors and resellers it would restate results for the first three quarters of its fiscal year ended June 30, 1998. Subsequently, the Company determined that it would also restate its results from fiscal year 1997. These restatements are presented below. Previously the Company had reported revenues for fiscal year 1997 of $15,621 and a net loss of $12,490 or a loss per share of $1.76. For the first three-quarters of fiscal 1998, the Company had previously reported revenue of $15,069 and a net loss of $5,951 or $0.75 per share

         The restatements arise from errors in applying the Company's revenue recognition policy and resulted in the following adjustments to correct revenues previously reported in fiscal years 1998 and 1997. In addition, the restatement of expenses was primarily due to the restatement of the write-off of capitalized software in fiscal year end 1996 and its amortization in fiscal years 1997 and 1998, and the timing of recognition of expense amounts.

                                                     1997 FISCAL YEAR                                  1998 FISCAL YEAR
                                    -----------------------------------------------------------------------------------------------
                                       QTR 1          QTR 2        QTR 3         QTR 4         QTR 1         QTR 2         QTR 3
                                      9/30/96       12/31/96      3/31/97       6/30/97       9/30/97       12/31/97      3/31/98
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Revenues, as previously
  reported                          $     3,067   $     3,047   $     4,105   $     5,402   $     5,063   $     4,854   $     5,152
Restatements                               (457)         (389)          (52)         (499)         (890)         (669)         (636)
                                    -----------------------------------------------------------------------------------------------

Revenues, restated                        2,610         2,658         4,053         4,903         4,173         4,185         4,516
                                    ===============================================================================================

Cost of revenues, as previously
  reported                                1,874         1,508         1,870         1,988         1,796         1,828         1,778
Restatements                                                                            4           (25)           (5)          (30)
                                    -----------------------------------------------------------------------------------------------

Costs of revenues, restated               1,874         1,508         1,870         1,992         1,771         1,823         1,748
                                    ===============================================================================================

Gross profit, as previously
  reported                                1,193         1,539         2,235         3,414         3,267         3,026         3,374
Restatements                               (457)         (389)          (52)         (503)         (865)         (664)         (606)
                                    -----------------------------------------------------------------------------------------------

Gross profit, restated                      736         1,150         2,183         2,911         2,402         2,362         2,768
                                    ===============================================================================================

Development, Selling, General and
 Administrative, as reported              3,400         3,563         3,875         5,557         5,421         5,817         5,047
Restatements                                817           942           816           898           389           560           500
                                    -----------------------------------------------------------------------------------------------

Development, Selling, General and
  Administrative, restated                4,217         4,505         4,691         6,455         5,810         6,377         5,547
                                    ===============================================================================================

Other income(expense), as reported       (6,055)        1,207           748          (376)          452           187            29
Restatements                                 --          (238)          (18)          178          (188)          (59)           --
                                    -----------------------------------------------------------------------------------------------

Other income(expense), restated          (6,055)          969           730          (198)          264           128            29
                                    ===============================================================================================

Net loss, as previously reported    $    (8,262)  $      (817)  $      (892)  $    (2,519)  $    (1,702)  $    (2,604)  $    (1,644)
Restatements                             (1,274)       (1,569)         (886)       (1,223)       (1,442)       (1,283)       (1,106)
                                    -----------------------------------------------------------------------------------------------

Net loss, restated                       (9,536)       (2,386)       (1,778)       (3,742)       (3,144)       (3,887)       (2,750)
                                    ===============================================================================================

Loss per share, as previously
  reported                          $     (1.20)  $     (0.12)  $     (0.12)  $     (0.32)  $     (0.22)  $     (0.32)  $     (0.19)
Restatements                              (0.19)        (0.22)        (0.12)        (0.17)        (0.19)        (0.16)        (0.13)
                                    -----------------------------------------------------------------------------------------------
Loss per share, restated            $     (1.39)  $     (0.34)  $     (0.24)  $     (0.49)  $     (0.41)  $     (0.48)  $     (0.32)
                                    ===============================================================================================

Weighted Average Shares
  Outstanding                         6,859,146     7,086,692     7,375,293     7,100,014     7,688,529     8,111,851     8,504,575
                                    ===============================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statement. Except for historical information contained herein, the matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. A more complete statement regarding forward-looking statements is set forth at the end of this Item 7.

OVERVIEW

         The Company is a leading developer and provider of commercial Internet and Intranet network security solutions to Fortune 1000 companies, major financial institutions and government agencies worldwide. Through a combination of the Company's proprietary technology and licensed technology, the CyberGuard(R) Firewall and related security products comprise a software suite of products designed to protect the integrity of electronic and computer data and customer applications from unauthorized individuals and digital thieves.

         During August 1998, the Company suspended its Chief Executive Officer (who was also Chairman of the Board of Directors) and its Chief Financial Officer. These two officers subsequently resigned. At the same time, the four non-employee members of the Company's Board of Directors determined that they should form a Special Committee and take control of the management of the Company. Initially, Mr. C. Shelton James served as Chairman and acting Chief Executive Officer and guided the Company through various significant changes, until March 1999. The Board appointed Mr. David R. Proctor as the Company's Chief Executive Officer, President and Chairman of the Board of Directors. Mr. Proctor has previously served as President and Chief Operating Officer of Platinum Software Corporation, as President and Chief Operating Officer of Ashton-Tate Corporation, and as Vice President of the Personal Software Products Division of IBM. During September 1998, the Company also hired Mr. Terrence A. Zielinski as Vice President Finance. Mr. Zielinski was subsequently appointed as Chief Financial Officer. Mr. Zielinski is a CPA with 28 years experience in working with public companies, including serving as an audit manager and director of personnel at Coopers & Lybrand and as chief financial officer of several public companies. His credentials include certification as a fraud auditor. See Item 1, "Business - Significant Events" for further information regarding the Company's recent management changes.

         On June 23, 1998, the Company completed the acquisition of Arca Systems, Inc. ("Arca"), a privately held information professional services firm, for 590,429 shares of the Company's common stock. On October 5, 1998, the Company sold all the assets of Arca. As a result, the transaction is presented as an investment in Arca and accounted for on the cost basis at June 30, 1998, because of the temporary control that the Company had over this wholly owned subsidiary.

          On September 14, 1998, the Company announced the sale of its Galaxy Internet search engine for approximately $2,000,000. The disposition resulted in a gain of approximately $1,820,000, which was recognized in the first quarter of fiscal 1999. There are no significant revenues or costs associated with Galaxy in the Company's consolidated statements of operations for any of the periods presented.

         On April 30, 1999, the Company sold substantially all of the assets of its TradeWave division to Digital Signature Trust Company for $810,000, subject to an escrow agreement.

         In May 1995, the Company separated its business operations into two units: the real-time computer business ("Real-time Business") and the Trusted Systems Division, which developed network security products. Effective June 30, 1996, the Company sold to Concurrent the assets of the Real-time Business (the "Real-time Sale"). Since the completion of this transaction, the Company has been focused solely on the business of developing and providing security solutions. (Unless otherwise indicated, references in this Form 10-K to the "Company" with respect to periods before the Real-time Sale are to the Company's Trusted Systems Division.) The Real-time Business provided significant cash flow and certain economies of scale with respect to sales and general and administrative costs. Many of the Company's sales and administrative personnel and facilities were transferred to Concurrent in connection with the Real-time Sale. As a result, the Company incurred significant costs during fiscal year 1997, to establish the administrative, logistical and support groups necessary to continue to operate the Company without the Real-time Business.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 1998

         NET REVENUES. Net Revenues for the year ended June 30, 1999 were $13.9 million compared to $15.6 million for the year ended June 30, 1998. This represents a decrease of $1.7 million or 12%. The decrease in net revenues from network security products for 1999 is principally the result of decreased sales to distributors and reseller channels.

         International sales accounted for $3.0 million or 22% of the total revenue in 1999 as compared to $4.1 million or 26% of the total revenue in 1998, a decrease of $1.2 million or 29%. North American sales have also decreased from $11.4 million in 1998 to $10.9 million in 1999, a difference of $0.5 million or 4%.

         CyberGuard provides its customer base with a service offering that includes the installation of its firewall, customer support including hotline assistance, and product training and consulting. For the fiscal year ended June 30, 1999, the Company reported service revenue for its security products of $2.5 million, an increase of $0.5 million or 25% compared to revenues of $2.0 million for the year ended June 30, 1998. As a percentage of total security revenues, service revenues accounted for 18% in 1999 as compared to 13% in 1998. The increase in net revenues from services is attributable to a growing base of customers under maintenance agreements and additional consulting and training service revenues.

         GROSS PROFIT. CyberGuard's cost of sales includes license fees to third parties, media, packaging costs, equipment costs, and certain pre-sales, post-sales and contract labor support costs. The Company's overall gross profit increased by $0.1 million or 1% from $8.5 million for the year ended June 30, 1998 to $8.6 million for the year ended June 30, 1999.

         Gross profit for network security products was $7.8 million or 68% in 1999 as compared to $8.1 million or 59% in 1998. The Company's gross profit margin has remained steady over the past two fiscal years.

         Gross profit for security-related services, as measured in dollars as a percentage of service revenues, was $0.8 million or 31% for 1999 compared to $0.4 million or 21% in 1998, a increase of $0.4 million. The increase in service-related gross profit margin is the result of a greater number of customers under firewall maintenance support contracts.

         OPERATING EXPENSES. The primary operating expenses of the company consists of research and development, sales, and general and administration costs. Research and development costs consist primarily of personnel costs including salaries, benefits, payments to third-party or contract labor development firms, travel, training and other personnel expenses to determine the technical feasibility of products, develop the necessary product features/functions for marketability, and maintain the product after customer installation. The Company capitalizes costs related to the development of certain software products when technological feasibility has been established and ends when the product is available for general release to customers. Software development costs incurred prior to technological feasibility defined by completion of a working model are considered research and development costs and are expensed as incurred. Sales, general and administrative costs, consist principally of personnel costs including commissions, bonuses, travel, communication, MIS-related costs, marketing-related costs (such as advertising, trade shows, seminars), finance and accounting expenses, legal, insurance, general management and professional services.

         For the year ended June 30, 1999, the Company reported total operating expenses of $18.4 million compared to $24.6 million for the year ended June 30, 1998. The decrease of $6.2 million is attributable to a $2.1 million decrease in research and development costs and a $4.1 million decrease in selling, general and administrative costs. The decreased R&D expenses are attributed to the introduction of the Company's NT-based firewall, new release version 4.0 UNIX based firewall, and the ITSEC certification for E-3 in 1998. The decrease in selling, general and administrative costs is the result of several factors. Marketing costs decreased by approximately $2.7 million. These decreased marketing costs are directly related to personnel changes, lower advertising and promotion of the Company in trade shows and events. The additional decrease from 1998 is attributable to general and administrative expenses.

         NET LOSS. For the year ended June 30, 1999, the Company incurred a net loss of $8.6 million compared to a net loss of $18.3 million for the year ended June 30, 1998. The net loss for fiscal year ended June 30, 1999 included a gain from the sale of the Galaxy search engine of $1.8 million as compared to fiscal year 1998 that included a charge of $2.4 million on the disposition of Arca.

FISCAL YEAR ENDED JUNE 30, 1998 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 1997

         NET REVENUES. For the 12 months ended June 30, 1998 net revenues were derived principally from the sale of the Company's firewall systems, and other network security products, and service and support related to security products. Net revenues for the year ended June 30, 1998 were $15.5 million compared to $14.2 million for the year ended June 30, 1997. This represents an increase of $1.3 million or 9%. The increase in net revenues from network security products for 1998 is principally the result of increased sales to distributors and reseller channels.

         For the fiscal year ended June 30, 1998 the Company reported service revenue for its security products of $2.0 million, an increase of $0.9 million or 83% compared to revenues of $1.1 million for the year ending June 30, 1997. As a percentage of total security revenues, service revenues accounted for 13% in 1998 as compared to 8% in 1997. The increase in net revenues from services is attributable to a larger base of customers under maintenance agreements in 1998.

         The Company's overall gross profit increased by $1.5 million from $7.0 million for the year ended June 30, 1997 to $8.5 million for the year ended June 30, 1998. The increase is principally attributable to increased sales and increased margins on product sales.

         Gross profit for network security products was $8.1 million or 59% in 1998 as compared to $6.5 million in 1997 or 49%. The increase in the gross profit percentage is largely due to product mix. As the Company moved away from a bundled proprietary hardware/software solution and toward a software only product with Intel based hardware, the profit margins increased.

         Gross profit for security-related services, as measured in dollars and as a percentage of service revenues, was $0.4 million and 21% for 1998 compared to $0.5 million or 47% for 1997. The decrease in service related gross profit is the result of a greater number of customers under firewall maintenance support contracts.

         OPERATING EXPENSES. For the year ended June 30, 1998 the Company reported total operating expenses of $24.6 million compared to $19.9 million for year ended June 30, 1997. The increase of $4.7 million is attributable to $1.0 million increase in research and development costs and $3.7 million in selling, general administrative costs. The increased R&D expenses are attributed to the introduction of the Company's NT-based firewall, new release version 4.0 UNIX-based firewall, and the ITSEC certification for E-3. The increase in selling, general and administrative expense is the result of several factors. These factors included marketing expenses to expand worldwide sales and promote the Company's network security products; new marketing personnel, additional advertising and promotion of the Company in tradeshows and events; professional fees relating to the acquisition and disposition of a subsidiary and additional accounting, auditing fees, and other legal expenses due to its revenue restatement and Arca acquisition and disposition; and increased facilities expenses reflecting the move into a new facility and expanding other offices throughout the United States.

         NET LOSS. For the year ended June 30, 1998 the Company incurred a net loss of $18.3 million compared to a net loss of $17.4 million for year ended June 30, 1997. The net loss for 1997 included a loss of $ 5.0 million on the disposition of the common stock of Concurrent Computer Corporation. This stock had been received in June 1996 in exchange for assets of the Real-time Business of the Company. The net loss for fiscal year ended June 30, 1998 included a non-recurring loss of $2.4 million due to the disposition of Arca.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has experienced losses since its inception as a network security company. The Company's historical uses of cash have been to fund net losses from operations, establish inventory stocking levels, and fund capital expenditures for property, equipment and software. For the fiscal year ended June 30, 1997, the Company incurred a net loss of approximately $17.4 million on revenues of approximately $14.2 million. For the fiscal year ended June 30, 1998, the Company incurred a loss of approximately $18.3 million on revenues of approximately

$15.6 million. For the fiscal year ended June 30, 1999, the Company incurred a net loss of approximately $8.1 million on revenues of approximately $13.9 million. Capital expenditures for the fiscal year ended June 30, 1997, June 30, 1998, and June 30, 1999, were $0.5 million, $0.9 million, and $0.4 million respectively.

        Prior to the Real-time Sale, the Company funded its cash requirements principally from its working capital and cashflows generated, primarily, by the Real-time Business. Subsequent to the Real-time Sale which occurred in June 1996, and through the end of the 1998 fiscal year, the Company funded its working capital needs through sales of securities that have been held for resale, through sales of its own securities and from the proceeds of secured financing with an institutional lender. During fiscal year 1997, the principal source of funding for cash requirements came from the Company's sales of Concurrent securities that the Company owned as a result of the Real-time Sale. Sales of Concurrent securities during fiscal year 1997, generated approximately $12.4 million in proceeds. During fiscal year 1998, the funding for the Company's cash requirements came principally from the Company's sale of $7.5 million of Company common stock through a private offering. During December 1997, the Company entered into a $3.35 million asset based revolving line of credit and a $650,000 Term Note Agreement with Coast Business Credit (collectively, the "Credit Facility"). The Credit Facility is collaterized by all the tangible assets and intellectual property of the Company. The Term Note is secured by a $650,000 cash compensating balance account equal to the amount of the Term Loan. At June 1999, the Company had borrowings of $1.4 million under the revolving asset based line of credit. The Company is currently in technical default under the Credit Facility. As a result, interest is being charged at the default rate of prime plus 5%, and the obligations under the Credit Facility are classified as a current liability. Although Coast Business Credit has not activated the acceleration provisions of the Credit Facility, there can be no assurances that they will not accelerate or that they will continue to make advances under the Credit Facility. Even if Coast Business Credit were to accelerate the Company's obligations to report the Credit Facility, the Company believes that such an event would not be materially adverse to the Company as other sources of funding are available. For more information regarding the Credit Facility, see Note 11 to the Company's financial statements included in
Item 8 of this report on Form 10-K. At June 30, 1999, the Company had cash and cash equivalents of $2.62 million.

         Subsequent to the end of the 1998 fiscal year, the Company has continued to experience losses from operations. These net losses have been funded through sales of assets and a convertible note financing. The sales of assets have included the sale of the Company's Galaxy Internet search engine (sold during the first quarter of the Company's 1999 fiscal year for approximately $2 million in cash), and the sale of substantially all the assets of the Company's Arca Systems, Inc. subsidiary, (sold during the second quarter of fiscal year 1999 for approximately $3.4 million in cash). The Arca subsidiary was expected to provide approximately $1.7 million in revenues on a quarterly basis for the Company. The Galaxy search engine revenues were not significant.

         On December 17, 1998, the Company executed an agreement to issue $1,125,000 of Convertible Debt ("Debt"). The Debt bears interest at prime plus 200 basis points and is payable quarterly. The Debt is convertible into 750,000 shares of common stock at a conversion price equal to $1.50 per share. The Debt is convertible, at the debt holders' option, after February 1, 2000. In addition, the Company issued the debt holders warrants to purchase 500,000 shares of the Company's common stock at $2.00 per share. The warrants are exercisable at any time before June 2001. The terms of the Debt and warrant agreement, which permit the conversion of the Debt and warrants to common stock at a discount to market, is considered a beneficial conversion feature. The beneficial Conversion Feature at the date of issuance of the Debt will be recognized as interest expense over the shortest possible conversion period. The convertible debt is secured by a second lien on the Company's assets and properties and is subordinated to the Company's senior debt. The Company increased this convertible debt to approximately $4,300,000 including repaying the initial debt transaction. It closed the transaction on August 27, 1999. This increased amount is principally with the same debt holders as the December 17, 1998, transaction. The interest rate will be amended to 11.5% per annum. The conversion rate will be amended to be convertible into approximately 4,300,000 shares of common stock at a conversion price equal to $1.00 per share. In addition, the initial warrants from the December 17, 1998, transaction will be cancelled. The amended transaction will have the Company issue approximately 4,300,000 warrants to purchase the Company's common stock at $2.00 per share. See also Note 11 to the Company's Consolidated Financial Statements, Item 8 of this report on Form 10-K.

         Working capital decreased by $5.3 million from $1.6 million at June 30, 1998 to ($3.6) million at June 30, 1999. The Company did not make significant capital expenditures during fiscal year 1999, other than replacements of computer equipment in the ordinary course. Based upon information currently available to the Company, including the Company's current level of sales, its margins on sales, its expected levels of expense, opportunities for selling additional network security products and the availability of additional equity and debt financing, the Company believes that it has an opportunity to execute on its business plans and achieve profitability. There can be no assurance, however, that the Company will be able to execute on its business plans, or that it will not be required to obtain additional financing or capital infusions. There can be no assurance that the Company will be able to secure additional financing or that such additional financing will be on terms and conditions acceptable to the Company. Any additional financing may involve dilution of the interests of the Company's then existing shareholders. The future liquidity of the Company will be affected by numerous factors, including sales volumes, gross margins, the levels of selling, general and administrative expenses, levels of required capital expenditures and access to external sources of financing. Management believes that upon execution of its business plan, which includes tactics to achieve operating efficiencies, use of availability under its current line of credit, and the issuance of convertible debt, it will enable it to continue as a going concern. Other recent and possible future events that could also materially impact the Company's ability to successfully execute on its business plans are described in this Item 7 under the heading "Forward-looking Statements."

NEW ACCOUNTING PRONOUNCEMENTS

         In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"). This statement provides guidance on applying generally accepted accounting principles in recognizing revenues on software transactions. SOP 97-2 supercedes Statement of Position 91-1 "Software Revenue Recognition". SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. Earlier application is encouraged as of the beginning of the fiscal year or interim period for which financial statements or information have not been issued. Retroactive application of the provisions of this statement is prohibited. The Company believes that the adoption of this statement did not have a material impact on its revenue recognition.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires all items to be reported in a separate financial statement. The Company believes that adoption of SFAS No.130 did not have a significant impact on its financial reporting.

         In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way the public business enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company believes that adoption of SFAS No.131 did not have a significant impact on its financial reporting.

FORWARD-LOOKING STATEMENTS

         Statements regarding future products, future prospects, future profitability, business plans and strategies, future revenues and revenue sources, future liquidity and capital resources, computer network security market directions, future acceptance of the Company's products, possible growth in markets, as well as all other statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements.

         These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that the actual results might differ materially from those suggested or projected in the forward-looking statements. Accordingly, there can be no assurance that the forward-looking statements will occur, or that results will not vary significantly from those described in the forward-looking statements. Some of the factors that might cause future actual events to differ from those predicted or assumed include: future advances in technologies and computer security; the Company's history of significant annual operating losses and the financing of these losses through the sale of assets and newly issued Company securities; risks related to the early stage of the Company's existence and its products' development; the Company's history of losses; the Company's ability to execute on its business plans; the Company's dependence on outside parties such as its key customers and alliance partners; competition from major computer hardware, software, and networking companies; risks relating to the year 2000 problem; risk and expense of government regulation and effects on changes in regulation; the limited experience of the Company in marketing its products; uncertainties associated with product performance liability; risks associated with growth and expansion; risks associated with obtaining patent and intellectual property right protection; uncertainties in availability of expansion capital in the future and other risks associated with capital markets. In addition, certain recent events that have occurred also are factors that might cause future actual events to differ from those predicted or assumed, including: the resignation of KPMG Peat Marwick LLP as the Company's independent accountant and the subsequent engagement of PricewaterhouseCoopers LLP as the Company's independent accountant; the impact of the restatement of financial results for the Company's fiscal year ended June 30, 1997 and quarters ended September 30, 1997, December 31, 1997 and March 31, 1998; the completion of the numerous organizational changes and the assembly of a new management team for CyberGuard; the outcome of a purported class action lawsuit against the Company and certain current and former officers and directors relating to the restatement of financial results for the fiscal periods noted above and an SEC investigation regarding these matters; the delisting of the Company from the NASDAQ National Market; and the Company's past delinquency in filing reports that were required to be filed under the Securities Exchange Act of 1934 (which, among other things, restricts the Company from being able to use Form S-3, a simplified method of registering securities for sale with the Securities and Exchange Commission). In addition, the forward-looking statements herein involve assumptions, risks and uncertainties, including, but not limited to economic, competitive, operational, management, governmental, regulatory, litigation and technological factors affecting the Company's operations, liquidity, capital resources, markets, strategies, products, prices and other factors discussed elsewhere herein and in the other documents filed by the Company with the Securities and Exchange Commission. Many of the foregoing factors are beyond the Company's control.

         The Company's future success is based largely on its ability to develop and sell increasingly technologically advanced network security solutions in sufficient volume and at sufficient prices to become profitable on a consistent basis. In addition, the network security market is characterized by extremely rapid technological change, requiring rapid product in production. The velocity of technological change has accelerated and the Company believes that it is important to its future that it keeps pace with these changes. The Company believes that competition will continue to intensify in the rapidly evolving markets in which the Company is involved, and that the continued development of technologically advanced products will be necessary to keep its products current. The Company believes that its ability to generate adequate cash flow from operations will be critical to its future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The following items are attached and incorporated into this Item 8.

Independent Accountant's Report                              F-1
Consolidated Balance Sheets as of June 30, 1999
  and June 30, 1998                                          F-2
Consolidated Statements of Operations for years ended
June 30, 1999, June 30, 1998, and June 30, 1997              F-3
Statement of Cash Flows for years ended June 30, 1999,
  June 30, 1998, and June 30, 1997                           F-4
Consolidated Statements of Shareholders' Equity
  for years ended June 30, 1999, June 30, 1998,
  and June 30, 1997                                          F-5
Notes to Consolidated Financial Statements                   F-6



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         On August 21, 1998, KPMG Peat Marwick LLP ("KPMG"), the Company's independent public accounting firm, resigned effective immediately. In KPMG's letter of resignation, KPMG stated that it had "a disagreement with management of the Company regarding the methodology used for software revenue recognition." In its letter of resignation, KPMG also advised the Company that it concluded that it could no longer rely on management's representations and that it was unwilling to be associated with the financial statements prepared by management.

         On August 19, 1998, two days before KPMG's resignation, the Company's Audit Committee met with KPMG to discuss the Company's software revenue recognition policies and KPMG's concerns about the quality of the financial information which had been presented by management to the Audit Committee and to KPMG. During that meeting, the Audit Committee advised KPMG that the Audit Committee (and not management) had the exclusive decision-making authority and duties with respect to the Company's financial statements. The Audit Committee advised KPMG that it agreed with KPMG as to KPMG's preliminary assessment of these matters and discussed the steps that should be implemented to resolve these issues, including a restatement of the Company's interim financial statements.

         The Company is not aware of any other disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure between June 30, 1996 and the date of KPMG's resignation, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make a reference thereto in its reports. KPMG's reports on the financial statements for the Company for the past two years did not contain any adverse opinion or disclaimer of opinion and such reports were not qualified or modified as to uncertainty, audit scope or accounting principles. KPMG's resignation was not recommended or approved by the Company's Board of Directors or any committee thereof. The Company has authorized KPMG to respond fully to the inquiries of any successor accountant concerning the subject matter of the foregoing.

         The Company's Board of Directors retained PricewaterhouseCoopers LLP ("PWC") to serve as the Company's independent auditors for its 1998 fiscal year. This engagement began after PWC had been engaged in September 1998 to assist in the Company's internal investigation of the revenue overstatements. This change in auditors occurred after the resignation of the Company's prior auditors, KPMG. The Company later also retained PWC to re-audit the Company's 1997 fiscal year.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by items 10, 11, 12 and 13 of this report is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed within 120 days from June 30, 1999 the end of the Company's fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a) The Financial Statements filed as part of this report are listed separately in the index to Financial Statements beginning on page F-1 of this report.

       (b) No reports on Form 8-K were filed during the fourth quarter of the 1999 fiscal year. During the first quarter of Fiscal Year 1999, the Company filed three reports on Form 8-K (dated August 9, 1998, September 29, 19998 and October 19, 1998, with amendments dated October 13, 1998, and November 4, 1998). These reports contain information regarding the change in CyberGuard's certifying accountant's resignation, the disposition of assets to AHN Partners, LP (purchaser of Galaxy search engine), and the disposition of substantially all the assets of Arca Systems, Inc. to Exodus Communications, Inc. The reports contain information under Items 2, 4 and 7, which discuss the aforementioned information.

       (c) The following exhibits are included in this Report.

EXHIBIT
NUMBER   EXHIBIT DESCRIPTION
------   -------------------
2.01     --       Restated Purchase and Sale Agreement between Concurrent Computer Corporation and the Company dated May 23, 1996(i)
2.02     --       Agreement and Plan of Merger, dated May 29, 1998, among the Company, ARCA Acquisition
                  Corporation, ARCA Systems, Inc. and William F. Wilson, R. Kenneth Bauer and Michael L. Weidner(xii)
3.01     --       Articles of Incorporation of the Company, as amended(viii)
3.02     --       Bylaws of the Company(ii)
4.01     --       Form of Common Stock Certificate(iv)
4.02     --       Form of Stockholder Rights Plan(ii)
4.03     --       Form of Share Holding Agreement between Concurrent Computer Corporation and the Company(iv)
10.01    --       Employment Agreement dated November 7, 1997 between the Company and Tommy D. Steele, as amended
10.02    --       Termination Agreement dated May 17, 1999 between the Company and Tommy D. Steele
10.03    --       Employment Agreement dated March 11, 1999 between the Company and David R. Proctor, as amended May 4,
                  1999
10.04    --       Employment Agreement dated September 8, 1998 between the Company and Terrence A. Zielinski
10.05    --       Employment Agreement dated September 30, 1998 between the Company and Michael Wittig
                                                               -
10.06    --       Employee Stock Incentive Plan(vi)
10.07    --       Amendment to Employee Stock Incentive Plan(vii)
10.08    --       Amendment to Stock Incentive Plan dated March 20, 1998
10.09    --       Employee Stock Option Plan
10.10    --       Amendment to Employee Stock Option Plan
10.11    --       Employee Savings Plan(v)
10.12    --       Forms of Stock Option Agreements
10.13    --       TradeWave Asset Purchase Agreement(ix)
10.14    --       Agreement (regarding noncompetition, nonsolicitation and confidentiality)(ix)
10.15    --       Private Securities Subscription Agreement dated May 15, 1997 between the Company and Capital
                  Ventures International(x)
10.16    --       Registration Rights Agreement dated May 15, 1997 between the Company and Capital Ventures
                  International(x)
10.17    --       Loan and Security Agreement dated December 29, 1997 between the Company, TradeWave Corporation and
                  Coast Business Credit(xi)
10.18    --       Amendment Nr. 1 to Loan and Security Agreement dated December 29, 1997 between the Company, TradeWave
                  Corporation and Coast Business Credit(xi)



10.19    --       Loan Documents dated December 17, 1998 between the Company and Fernwood Partners, LLC
10.20    --       Joint Development and Marketing Agreement between the Company and Information Resource
                  Engineering, Inc.(viii)
10.21    --       OEM and Distribution Agreements between the Company and Information Resource Engineering, Inc. dated
                  June 11, 1998
10.22    --       Agreement between the Company and Information Resource Engineering, Inc. dated June 30, 1999
10.23    --       Asset Purchase Agreement dated September 11, 1998 between the Company and AHN
                  Partners, LP
10.24    --       Agreements relating to sale of assets of Arca Systems, Inc.
10.25    --       Agreements relating to sale of assets of TradeWave division
16.01    --       Letter from KPMG Peat Marwick LLP to the Company, dated August 21, 1998(xvi)
16.02    --       Letter from KPMG Peat Marwick LLP to the Commission, dated September 30, 1998(xvii)
16.03    --       Letter from KPMG Peat Marwick LLP to the Commission, dated November 3, 1998(xiii)
16.04    --       Letter from KPMG Peat Marwick LLP to the Company dated June 11, 1999
21.01    --       List of subsidiaries of the Company
23.01    --       Consent of PricewaterhouseCoopers LLP, Independent Certified Public Accountants
27.01    --       Financial Data Schedule (for SEC use only)







-----------------

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

(vii) Incorporated by reference to Annex E of the Registrant's Definitive Proxy Statement as filed with the Commission on May 24, 1996.

(viii) Incorporated by reference to Company's Annual Report on 10-K for fiscal year ended June 30, 1996.

(ix) Incorporated by reference to the Company's Current Report on Form 8-K dated April 9, 1997.

(x) Incorporated by reference to the Company's Registration Statement on Form S-3 (Commission File Number 333-28693) filed on June 12, 1997.

(xi) Filed with the Company's Quarterly Report on Form 10-Q for the period filed on February 13, 1998 and incorporated herein by reference.

(xii) Filed with the Company's Current Report on Form 8-K dated June 17, 1998 and incorporated herein by reference.

(xiii) Filed with the Company's Current Report on Form 8-K/A filed as of November 4, 1998 and incorporated herein by reference

(xiv) Referenced in the Company's Current Report on Form 8-K dated September 14, 1998.

(xv) Referenced in the Company's Current Report on Form 8-K dated October 2,
1998.

(xvi) Filed with the Company's Current Report on Form 8-K dated August 21, 1998 and incorporated herein by reference.

(xvii) Filed with the Company's Current Report on Form 8-K/A-1 filed as of October 13, 1998 and incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                           CYBERGUARD CORPORATION

                           By:    /s/ DAVID R. PROCTOR

                                 David R. Proctor
                                 Chairman, President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                         TITLE                                        DATE
------------------------------------------------- -------------------------------------------- -----------------------
/s/      DAVID R. PROCTOR                         Chairman, President and Chief Executive      August 1999
-----------------------------------------------   Officer and Director (Principal Executive
David R. Proctor                                  Officer)

/s/      TERRENCE A. ZIELINSKI                    Chief Financial Officer and Vice President   August 1999
-----------------------------------------------   Finance (Principal Financial and Principal
Terrence A. Zielinski                             Accounting Officer)

/s/      C. SHELTON JAMES                         Director                                     August 1999
-----------------------------------------------
C. Shelton James

/s/      LELAND R. REISWIG, JR.                   Director                                     August 1999
-----------------------------------------------
Leland R, Reiswig, Jr.

/s/      RICHARD P. RIFENBURGH                    Director                                     August 1999
-----------------------------------------------
Richard P. Rifenburgh



                        REPORT OF INDEPENDENT ACCOUNTANTS








The Board of Directors and Shareholders of
CyberGuard Corporation and Subsidiaries

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in shareholders' equity (deficit) and comprehensive income after the restatement described in Note 2, present fairly, in all material respects, the financial position of CyberGuard Corporation and its Subsidiaries at June 30, 1999, and 1998, and the results of their operations and cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         As further described in Note 2, the Company restated its 1997 and 1996 financial statements previously audited by other independent accountants.


                                         PricewaterhouseCoopers LLP

Atlanta, Georgia
August 27, 1999

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                    JUNE 30,


                                                                                           1999                1998
                                                                                        -----------         -----------
                                 ASSETS
Cash and cash equivalents                                                                 $  2,622           $  1,773
Restricted cash                                                                                908                650
Accounts receivable, less allowance for uncollectible accounts of
    $407 at 1999 and $450 at 1998                                                            2,021              3,334
Inventories, net                                                                               210                916
Software development costs, net                                                                185
Other current assets                                                                           482                166
Receivable from sale of Arca Systems                                                                            3,261
                                                                                          --------           --------

             Total current assets                                                            6,428             10,100
                                                                                          --------           --------

Property and equipment, net                                                                  1,154              1,761
Non-compete agreements, net                                                                    560                840
Goodwill, net                                                                                                      96
Other assets                                                                                   135                279
                                                                                          --------           --------

             Total assets                                                                 $  8,277           $ 13,076
                                                                                          ========           ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Line of credit and note payable                                                           $  2,054           $  2,198
Accounts payable                                                                             2,766              2,383
Deferred revenue                                                                             2,047              1,288
Accrued expenses and other liabilities                                                       3,210              2,619
                                                                                          --------           --------

             Total current liabilities                                                      10,077              8,488

Convertible debenture, net                                                                     885

Commitments and contingencies - Note 15

Shareholders' equity (deficit):

Common stock par value $0.01 authorized 20,000,000 shares; issued and
  outstanding 9,064,756 shares at 1999 and 8,902,699 shares at 1998                             91                 89
Additional paid in capital                                                                  73,677             72,999
Accumulated deficit                                                                        (76,475)           (68,360)
Accumulated other comprehensive income                                                          22               (140)
                                                                                          --------           --------

             Total shareholders' equity (deficit)                                           (2,685)             4,588
                                                                                          --------           --------

             Total liabilities and shareholders' equity (deficit)                         $  8,277           $ 13,076
                                                                                          ========           ========

         The accompanying notes are an integral part of the consolidated financial statements.

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                               YEAR ENDED JUNE 30,

                                                                               1999                  1998                  1997
                                                                            -----------           -----------           -----------
Revenues:
  Products                                                                  $    11,409           $    13,563           $    13,135
  Services                                                                        2,464                 1,989                 1,089
                                                                            -----------           -----------           -----------
                                                                                 13,873                15,552                14,224
                                                                            -----------           -----------           -----------
Cost of Revenues:
  Products                                                                        3,618                 5,508                 6,672
  Services                                                                        1,695                 1,568                   572
                                                                            -----------           -----------           -----------
                                                                                  5,313                 7,076                 7,244
                                                                            -----------           -----------           -----------

Gross Profit                                                                      8,560                 8,476                 6,980

Operating Expenses:
  Research and development                                                        3,664                 5,767                 4,723
  Selling, general and administrative                                            14,724                18,869                15,133
                                                                            -----------           -----------           -----------

Total operating expenses                                                         18,388                24,636                19,856

Operating loss                                                                   (9,828)              (16,160)              (12,876)

Interest income (expense), net                                                     (186)                  399                   646
Other income (expense), net                                                          41                    11                  (200)
Loss on sale of Arca Systems                                                                           (2,386)
Gain on sale of TradeWave                                                         1,858
Loss on sale of securities available for sale                                                            (128)               (5,012)
                                                                            -----------           -----------           -----------
                                                                                  1,713                (2,104)               (4,566)
                                                                            -----------           -----------           -----------
Net loss                                                                    $    (8,115)          $   (18,264)          $   (17,442)
                                                                            ===========           ===========           ===========

Basic and fully-diluted loss per common share                               $      (.90)          $     (2.17)          $     (2.46)
                                                                            ===========           ===========           ===========

Weighted average number of shares outstanding                                 8,967,045             8,423,011             7,100,014
                                                                            ===========           ===========           ===========



         The accompanying notes are an integral part of the consolidated financial statements.

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                               YEAR ENDED JUNE 30,

                                                                                          1999            1998            1997
                                                                                      -------------   -------------   -------------
Cash flows from operating activities
     Net loss                                                                         $      (8,115)  $     (18,264)  $     (17,442)

Adjustment to reconcile net loss to net
  cash used by operating activities:
      Depreciation                                                                              789             859             546
      Amortization                                                                              525             888           2,861
      Provision for inventory reserve                                                            38             274             131
      Provision for uncollectible  accounts                                                     326             500             327
      Compensation and benefits                                                                 242             256             125
      Gain on sale of TradeWave                                                              (1,858)
      Loss on sale of securities available for sale                                                             128           5,012
      Loss on sale of Arca Systems                                                                            2,386

Changes in assets and liabilities net of effect of 1997 acquisition:
     Accounts receivable                                                                        896           1,440          (1,905)
     Inventories                                                                                667             379          (1,550)
     Accounts payable                                                                           383             274           2,109
     Accrued expenses and other liabilities                                                     591             266          (1,647)
     Deferred revenue                                                                           630            (130)          1,214
     Other, net                                                                                 (31)             91            (494)
                                                                                      -------------   -------------   -------------
Net cash used by operating activities                                                        (4,917)        (10,656)        (10,713)

Cash flows from (used) by investing activities:
    Capitalized software development costs                                                     (230)
    Additions to property and equipment                                                        (182)           (911)           (530)
    Purchase of business, net of cash acquired                                                                 (450)           (400)
    Proceeds from (advances to) Arca Systems                                                  3,261            (417)
                                                                                      -------------   -------------   -------------
Net cash from (used) by investing activities                                                  2,849          (1,778)           (930)

Cash flows from financing activities:
    Increase in restricted cash                                                                (258)
    Proceeds from sale of TradeWave                                                           2,225
    Proceeds from convertible debenture                                                       1,125
    Proceeds (repayments) on line of credit                                                    (194)          1,548          (3,200)
    Proceeds from sale of securities                                                                          1,214          12,363
    Proceeds from sale of  common stock                                                          19           8,470           1,838
                                                                                      -------------   -------------   -------------
Net cash provided by financing activities                                                     2,917          11,232          11,001
                                                                                      -------------   -------------   -------------

Net increase (decrease) in cash and cash equivalents                                            849          (1,202)           (642)
Cash and cash equivalents at beginning of the period                                          1,773           2,975           3,617
                                                                                      -------------   -------------   -------------

Cash and cash equivalents at end of the period                                        $       2,622   $       1,773   $       2,975
                                                                                      =============   =============   =============



         The accompanying notes are an integral part of the consolidated financial statements.

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                            AND COMPREHENSIVE INCOME
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                           Accumulated
                                                          Common Stock         Additional                     Other
                                                   -------------------------     Paid in     Accumulated   Comprehensive
                                                      Shares        Amount       Capital       Deficit        Income        Total
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Balance June 30, 1996,
  as previously reported                            6,709,371     $      67    $   56,152    $  (37,210)   $     (764)   $   18,245
Restatement                                                                                       4,556           522         5,078
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Balance June 30, 1996, as restated                  6,709,371            67        56,152       (32,654)         (242)       23,323
Net loss                                                                                        (17,442)                    (17,442)
Change in market value of
    securities available for sale                                                                                 (35)          (35)
Translation adjustment                                                                                            116           116
Issuance of common stock , for
 the non compete agreement                             91,800             1         1,399                                     1,400
Issuance of common stock                              651,143             7         1,956                                     1,963
                                                   ----------    ----------    ----------    ----------    ----------    ----------

Balance June 30, 1997, as restated                  7,452,314            75        59,507       (50,096)         (161)        9,325
Net loss                                                                                        (18,264)                    (18,264)
Translation adjustment                                                                                            (14)          (14)
Change in market value of securities
    available for sale                                                                                             35            35
Issuance of common stock                            1,450,385            14         8,711                                     8,725
Issuance of common stock for the
    Arca investment                                   590,429             6         5,513                                     5,519
Receipt and retirement of common
    stock for the Arca investment                    (590,429)           (6)         (732)                                     (738)
                                                   ----------    ----------    ----------    ----------    ----------    ----------

Balance June 30, 1998                               8,902,699    $       89    $   72,999    $  (68,360)   $     (140)   $    4,588
Net loss                                                                                         (8,115)                     (8,115)
Translation adjustment                                                                                            162           162
Issuance of common stock                              162,057             2           258                                       260
Beneficial conversion feature on
    convertible debenture                                                             420                                       420
                                                   ----------    ----------    ----------    ----------    ----------    ----------

Balance June 30, 1999                               9,064,756    $       91    $   73,677    $  (76,475)   $       22    $   (2,685)
                                                   ==========    ==========    ==========    ==========    ==========    ==========


         The accompanying notes are an integral part of the consolidated financial statements

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




(1)      BASIS OF PRESENTATION AND NATURE OF OPERATIONS

         The consolidated financial statements are prepared on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reported periods. Significant estimates include those made for software development costs, reserve for inventories, the allowance for uncollectible accounts, and contingencies. Actual results could differ from those estimates.

         The consolidated financial statements of CyberGuard Corporation and Subsidiaries (the "Company") include the accounts of the Company and its subsidiaries over which it maintains control. Majority owned subsidiaries where control is temporary are carried on the cost basis. All significant intercompany balances and transactions have been eliminated.

         The Company's operating results and financial condition may be impacted by a number of factors including, but not limited to the following, any of which could cause actual results to vary materially from current and historical results or the Company's anticipated future results. A portion of the Company's revenue is derived from its international operations and sources. As a result, the Company's operations and financial results have been affected by international factors such as changes in foreign currency exchange rates or weak economic conditions in the international markets in which the Company distributes its products. The network security industry is highly competitive and competition is expected to intensify. There are numerous companies competing in segments of the market in which the Company does business. Competitors include organizations significantly larger and with more development, marketing and financial resources than the Company.

          In addition, the Company is subject to risks and uncertainties which include, but are not limited to the timely development of and acceptance of new products, impact of competitive products, regulation, inventory obsolescence, the ultimate outcome of certain litigation matters, and cash balances in excess of federally insured limits.

         The Company provides a full suite of products and services for the network security industry. The products offered by the Company include the CyberGuard(R) Firewall, proprietary and third-party technology (such as Virtual Private Network, authentication, virus scanning, encryption, advanced reporting, high availability and centralized management), and consulting, support, and installation services.

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(2)      RESTATEMENT

         The Company restated its 1997 and 1996 financial statements previously audited by other independent accountants.

         The following table depicts the components of the restatement:

                                                                                    1997                1996
                                                                               -------------       -------------
Accumulated deficit as previously reported                                     $     (49,700)      $     (37,210)

Prior year adjustments                                                                 4,556

Adjustments
Restore capitalized software development costs written off during fiscal 1996
  and subsequent amortization during fiscal 1997                                      (2,539)              3,087
Reduction (recognition) of expenses due to changes in timing of
  expense accrual                                                                       (892)              1,196
Change in value of securities available for sale                                        (598)                846
Write off of foreign currency translation adjustment related to
  subsidiaries sold during fiscal 1996                                                   522                (522)
Increase in receivable allowance for uncollectible accounts                                                  (51)
Deferral of revenue due to changes in timing of revenue recognition                   (1,374)
Change in components of TradeWave acquisition                                            255
Write off of inventory and other current assets                                         (159)

Recognition of amounts related to prepaid licenses and post
  contract customer support                                                             (167)
                                                                               -------------       -------------

Net Adjustments                                                                         (396)              4,556
                                                                               =============       =============
Accumulated deficit, as adjusted                                               $     (50,096)      $     (32,654)
                                                                               =============       =============

                                                                                    1997
                                                                               -------------
Net loss, as previously reported                                               $     (12,490)
                                                                               =============
Net loss, restated                                                             $     (17,442)
                                                                               =============
Net loss per share, as previously reported                                     $       (1.76)
                                                                               =============
Net loss per share, restated                                                   $       (2.46)
                                                                               =============


                     CYBERGUARD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



(3)      SIGNIFICANT ACCOUNTING POLICIES

         INVENTORIES--Inventories consist primarily of purchase component parts and are carried at the lower of cost, determined by the First-In-First-Out
(FIFO) method or market. The Company maintains a reserve for its estimate of excess, obsolete and damaged goods based on historical and forecasted usage.

         LONG-LIVED ASSETS--Property and equipment is carried at cost. Depreciation is computed by the straight-line method using the estimated useful lives of the assets which range from 3 to 5 years. Maintenance and repairs are charged to expense as incurred. Upon sale, retirement or other disposition of these assets, the cost and the related accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is included in the consolidated statement of operations. The Company evaluates the recoverability of all its long-lived assets including intangibles and goodwill. If the sum of the undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

         SOFTWARE DEVELOPMENT COSTS--The Company capitalizes costs related to the development of certain software products in accordance with Statement of Financial Accounting Standards No. 86, "Accounting For the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS No. 86") which requires capitalization to begin when technological feasibility has been established and ends when the product is available for general release to customers. Software development costs incurred prior to technological feasibility defined by completion of a working model are considered research and development costs and are expensed as incurred. Capitalized costs are amortized as the greater of the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product or the straight-line method over two to five years.

         During 1999, the Company had qualifying software development costs of $230 and associated amortization of $45. During 1998 and 1997, the period between established technological feasibility and the general release has been less than three months and software development costs qualifying for capitalization have been minimal. Accordingly, the Company has not capitalized any software development costs for those years.

         REVENUE RECOGNITION--The Company accounts for software revenues in accordance with the American Institute of Certified Public Accountants Statement of Position. In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97.2 "Software Revenue Recognition" (SOP 97-2"), subsequently amended. As amended, SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions, and is effective for transactions entered into in fiscal years beginning after December 31, 1997. The Company adopted SOP 97-2 at July 1, 1998. Prior to July 1, 1998, the Company accounted for software revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1 "Software Revenue Recognition". The adoption did not have a material impact on the Company's financial statements. Revenues earned under software license agreements are generally recognized when the software has been shipped, payment is due within one year, collectibility is probable, and there are no significant vendor obligations. When factors indicate that fees in a reseller or distributor arrangement are not fixed or that a reasonable basis for estimating the degree of collectibility of the receivable does not exist, revenue is recognized as cash is received. Certain arrangements with distributors and resellers are under terms which allow for those distributors to receive price protection based on future price reductions and allow limited

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



rights of return. The Company provides an allowance for uncollectible accounts, which includes returns and price protection. Revenue on post contract customer support is deferred and amortized by the straight-line method over the term of the contracts. The Company also provides professional support services which are available under Service Agreements and charged for separately. These services are generally provided under time and materials contracts and revenue is recognized as the service is provided.

         INCOME TAXES--The provision for income taxes and corresponding balance sheet accounts are determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax liabilities and assets are determined based on the temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount, which more likely than not, is expected to be realized.

         FOREIGN CURRENCY TRANSLATION--All balance sheet accounts denominated in foreign currency are translated into U.S. dollars at the current exchange rate as of the end of the accounting period. Income statement items are translated at weighted-average currency exchange rates. Gains and losses resulting from foreign currency transactions denominated in a currency other than the functional currency are included in the Statement of Operations. Gains and losses relative to intercompany foreign currency transactions for which settlement is not planned or anticipated, are reflected as a separate component of other comprehensive income.

         CASH EQUIVALENTS AND RESTRICTED CASH--The Company considers all investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Restricted cash is unavailable to the Company until certain contractual terms and conditions are met.

         MARKETABLE SECURITIES--The Company accounts for marketable securities in accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). In accordance with the provisions of SFAS No. 115, marketable securities, which have been classified by the Company as available for sale, are carried at market value, with the unrealized gains or losses, net of tax, reported as a separate component of other comprehensive income.

         BASIC AND DILUTED NET LOSS PER COMMON SHARE--Basic and diluted net loss per common share are calculated according to the Financial Accounting Standards Board ("FASB") issued Statement No. 128 ("SFAS No. 128"). This statement establishes standards for computing and presenting earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS No. 128 requires restatement of all prior period EPS data presented. Potential common stock is in the form of stock options, which do not have an effect on diluted net loss per share calculations due to its anti-dilutive effect. Common stock equivalents, like stock options, warrants, and convertible debt, would have a dilutive effect on per common share calculations if the company earns a profit.

         RECLASSIFICATIONS-- Certain amounts in the prior Fiscal Year have been reclassified to conform to the current Fiscal Year presentation.

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



(4)      LIQUIDITY AND CAPITAL RESOURCES

         The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in normal course of business. The Company has suffered recurring losses from operations resulting in net cash used in operating activities. In addition, violations of covenants in debt agreements have resulted in classification of all of its debt as current as of June 30, 1999. Management's operating plans include tactics to achieve efficiencies and its financing plan encompasses the use of availability under its current line of credit, issuance of convertible debt, as well as the potential issuance of equity securities. Accordingly, management believes that the Company's consolidated financial statements are appropriately prepared on a going concern basis.

         The Company and certain former officers and directors were named in twenty-five shareholder lawsuits. The plaintiffs sued for unspecified compensatory damages, legal fees, and litigation costs. The Company is unable to predict the ultimate outcome or potential financial impact of this litigation.

         The consolidated financial statements do not include any adjustments relating to the realization of assets and the recognition and satisfaction of liabilities that might be necessary as a result of these matters.

(5)      REAL-TIME BUSINESS

         In May 1995, the Company separated its business operation into two units: the Real-time Division, responsible for equipment development, and the Trusted Systems Division, responsible for network security product development. On February 8, 1996, the Company and Concurrent Computer Corporation ("Concurrent") announced the sale of the Real-time Division to Concurrent which became effective under the Purchase and Sale Agreement effective March 26, 1996, and amended and restated as of May 23, 1996 (hereinafter referred to as the "Agreement").

         The Agreement was approved by the shareholders of both companies on June 27, 1996, and the transaction was closed effective June 30, 1996. In connection with this sale, the Company changed its fiscal year end from September 30 to June 30 becoming effective in the year beginning October 1, 1995.

         Under the Agreement, the Company sold the net assets of its Real-time Division with a book value of $21,561 and issued 683,178 shares of its common stock valued at $1,804 to Concurrent in exchange for (a) 10,000,000 newly issued shares of Concurrent common stock, par value $0.01 per share valued at $10,700, and (b) convertible preferred stock of Concurrent paying a 9% cumulative annual dividend quarterly in arrears valued at $4,699. The preferred stock was redeemable by Concurrent when the current market price of Concurrent's common stock exceeded $3.75 per share and was mandatory redeemable on June 27, 2006, at the liquidation preference of $6,264 plus any unpaid dividends at that date. The conversion ratio for the preferred stock was based on the liquidation preference divided by the conversion price per the Agreement, set at $2.50 per share.

         At June 30, 1996, the Company sold its interest in 2,000,000 shares of Concurrent common stock recognizing no gain or loss on the sale. During 1997, all of the convertible preferred stock was converted to Concurrent common stock and accounted for as securities available-for-sale. During 1997, the Company sold a total of 9,950,000 shares recognizing a total loss on sale of those shares of $5,012. At June 30, 1997, the securities available-for-sale were valued at their market value of $1,007 with a net unrealized holding loss of $35 reflected as a separate component of other comprehensive income. At June 30, 1997, the securities available for sale also included $300 of cumulative dividends receivable on preferred stock. During 1998, the remaining shares of Concurrent common stock were sold at a loss of $128.

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



(6)      TRADEWAVE

         On April 9, 1997, the Company purchased substantially all the assets of TradeWave Corporation ("TradeWave"). The transaction was accounted for as a purchase and, accordingly, TradeWave's results are included in the consolidated financial statements since the date of acquisition. The aggregate purchase price was approximately $356. The fair value of identifiable net assets acquired was approximately $211. Approximately $129 has been accounted for as goodwill and is being amortized over its useful life of five years. Additionally, at the time of acquisition, a deferred charge of $133 was recorded representing restricted stock grants to TradeWave employees. The charge was expensed in 1998, over the course of the vesting period of the restricted stock grants none of which exceeded twelve months.

         During September 1998, the Company's Board of Directors authorized a plan to dispose of certain net assets of its TradeWave division, and on September 14, 1998, the Company announced the sale of TradeWave's Galaxy Internet search engine ("Galaxy") for approximately $2,000. In addition, on April 30, 1999, the Company sold substantially all the remaining assets of its TradeWave division to Digital Signature Trust Co. ("DST") for $810, subject to an escrow agreement, and the assumption of certain liabilities. A definitive Asset Purchase Agreement was entered into that has certain development deadlines.

         In June 1999, CyberGuard filed a lawsuit against DST in state court in Austin, Texas. The Company alleged breach of contract, tortious interference and fraud. Also in June 1999, DST filed a lawsuit against the Company in federal court in Salt Lake City, Utah, alleging fraud, negligent misrepresentation, unjust enrichment, with unspecified damages, and rescission and reformation of contract. Both actions are currently tolled due to ongoing negotiations towards settlement between the Company and DST.

(7)      ARCA SYSTEMS, INC.

         On June 17, 1998, the Company completed the acquisition of Arca Systems, Inc. ("Arca"), a privately held information professional security service firm, for 590,429 shares of its common stock. However, on October 5, 1998, the Company sold all the assets of Arca. As a result, the transaction is presented as a receivable from the sale of Arca and accounted for on the cost basis, at its net realizable value at June 30, 1998, because of the temporary control the Company had over this majority owned subsidiary. The investment amount was based on the fair value of the common stock issued, using an average of its quoted market value a few days before and after the acquisition announcement date, and other direct costs.

         In response to the Company's announcement on August 24, 1998, that revenues for certain 1998 quarters would be restated, the previous shareholders of Arca threatened legal action under the purchase agreement. On October 5, 1998, the Company completed the sale of the net assets of Arca to Exodus Communications. In exchange for the net assets of Arca, the Company received approximately $3,261, the return of the previously issued 590,429 shares of the Company's common stock, and the release of any potential legal claims the Arca shareholders might have had against the Company. The disposition resulted in a settlement loss that was recorded in the fourth quarter of fiscal 1998. The settlement loss of $2,386 was determined based on the Company's investment in and advances to Arca, less the $3,261 cash received and the 590,429 shares of common stock at its fair value using its quoted market value on the return date. The shares were assumed to be retired effective June 30, 1998.

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



(8)      PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

                                                                       June 30,                 June 30,
                                                                         1999                    1998
                                                                   ---------------         ----------------
Property and equipment                                                    $1,794                  $3,286
Purchased software for internal use                                          255                     415
Leasehold improvement                                                         27                      37
                                                                      ----------              ----------
  Subtotal                                                                 2,076                   3,738
                                                                      ----------              ----------
Less: accumulated depreciation                                              (922)                 (1,977)
                                                                      ----------              ----------
Property and equipment, net                                               $1,154                  $1,761
                                                                      ==========              ==========


(9)      NON-COMPETE AGREEMENTS

         In connection with the sale of the Real-time Business, the Company entered into non-compete agreements for a period of five years with two former officers of the Company. In consideration for these non-compete agreements, these officers received 91,800 shares of the Company's common stock. These shares were valued at market price as of the date of the agreement, June 28, 1996. These amounts will be amortized over the life of the agreement. The amortization expense was $280, for the years ended June 30, 1999, 1998, and 1997, respectively.

(10)     ACCRUED EXPENSES AND OTHER LIABILITIES

         Accrued expenses and other liabilities consists of the following:

                                                                 June 30, 1999                    June 30, 1998
                                                               -------------------             ---------------------
Salaries, wages and other compensation                                    $ 1,271                         $   794
Accrued interest and sundry taxes                                             259                             243
Accrued professional service fees                                             200                             958
Other payables                                                                550                             624
Insurance finance payable                                                     280                              --
Customer advanced payments                                                    650                              --
                                                               ------------------              ------------------
                                                                          $ 3,210                         $ 2,619
                                                               ==================              ==================


 (11)    LINE OF CREDIT AND NOTE PAYABLE

         On April 1, 1996, the Company entered into a loan agreement with Foothill Capital Corporation ("Foothill") pursuant to which Foothill agreed to make revolving advances to the Company on an amount of up to $5,000 subject to certain borrowing base requirements and at an interest rate equal to prime, plus two percent. As collateral for the loan, the Company granted Foothill a security interest in its assets (including the Concurrent common and preferred stock). In addition, the Company granted Foothill warrants to purchase 100,000 shares of common stock at a price equal to the lower of the price of a share of common stock issued to the public pursuant to a registration statement or $17.00 per share. In August 1996, the Foothill loan of $3,200 was repaid.

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



         On December 30, 1997, the Company entered into a $3,350 asset-based revolving line of credit and a $650 Term Note Agreement with Coast Business Credit ("Coast"). The Company is in default of certain provisions of the agreement and interest is charged at the default rate of prime rate plus 5.0% (at June 30, 1999). The credit facility is collateralized by all of the tangible assets and intellectual property of the Company. Availability under the revolving credit facility is limited to 80% of eligible accounts receivable and 30% of qualified inventory up to a maximum availability of $300 on eligible inventory. The Company has presented the $650 cash compensating balance equal to the amount of the term loan as restricted cash. As of June 30, 1999, there was $1,405 outstanding under the revolving line of credit agreement, all of which was classified as a current liability. The Company estimates that the fair value of the line of credit and note payable approximates carrying value based upon its effective current borrowing rate.

(12)     CONVERTIBLE DEBENTURE

         On December 17, 1998, the Company executed an agreement to issue $1,125,000 of Convertible Debt ("Debt"). The Debt bears interest at prime plus 200 basis points and is payable quarterly. The Debt is convertible into 750,000 shares of common stock at a conversion price equal to $1.50 per share. The Debt is convertible to registered shares, at the debt holders option, after February 1, 2000. In addition, the Company issued the debt holders 500,000 warrants to purchase the Company's common stock at $2.00. The warrants are exercisable at any time before June 2001. The terms of the Debt and warrant agreement, which permit the conversion of the Debt and warrants to common stock at a discount to market, is considered a beneficial conversion feature. The beneficial conversion feature at the date of issuance of the Debt of $420 will be recognized as interest expense over the fourteen month conversion period. The Company has recognized $180 as additional interest expense for 1999. The convertible debt is subordinated to the Company's senior debt and includes a security interest in the Company's assets.

         On August 27, 1999, the Company increased convertible debt to approximately $4,300,000 including repaying the December 1998 issuance. The interest rate will be 11.5% per annum. The debt will be convertible into approximately 4,300,000 shares of common stock at a conversion price equal to $1.00 per share which represents a beneficial conversion feature. In addition, the warrants from the December 17, 1998 transaction will be cancelled and the Company will issue approximately 4,300,000 warrants to purchase the Company's common stock at $2.00 per share.

(13)     INCOME TAXES

         The significant components of the Company's net deferred income tax assets (liabilities) are as follows:

DEFERRED TAX ASSETS AND LIABILITIES                  June 30, 1999  June 30, 1998
                                                     -------------  -------------
Accrued expenses                                        $    384       $    537
Depreciation and amortization                               (347)          (444)
Net operating loss carryforwards                          22,683         18,991
Capital loss carryforwards                                 2,023          2,697
Other Deferred tax assets(liabilities)                       732            859
Valuation allowance                                      (25,475)       (22,640)
                                                        ========       ========
Net deferred income tax liability                             --             --
                                                        ========       ========


                     CYBERGUARD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



A reconciliation of the effective income tax rate and the statutory United States income tax rate follows:

                                                                 Year ended            Year ended
                                                                   June 30,            June 30,
                                                                    1999                  1998
                                                               ----------------    -------------------
Statutory U.S. income tax rate                                     (34.0%)               (34.0%)
Loss on sale of Arca                                                 0.0%                  5.1%
State taxes                                                        ( 3.0%)               ( 3.0%)
Other                                                                0.8%                  0.8%
Valuation Allowance                                                 36.2%                 31.1%
                                                               ----------------    -------------------
Effective income tax rate                                            0.0%                  0.0%
                                                               ================    ===================


         As of June 30, 1999, the Company had U.S. net operating loss carryforwards for federal income tax purposes of approximately $61 million. The Company's net operating loss carryforwards begin to expire in 2010. Under the Tax Reform Act of 1986, the amounts of, and the benefits from, net operating loss carryforwards may be impaired or limited due to a change of ownership control as defined by the Internal Revenue Code. In addition, the Company has a U.S. net capital loss carryforwards of approximately $5,469. The Company may utilize the capital loss carryforwards only to the extent it generates future capital gains. As of June 30, 1999, a valuation allowance has been established against the net deferred tax asset since the Company believes it is more likely than not that some or all of the amounts will not be realized.

(14)     SHAREHOLDERS' EQUITY

         COMMON STOCK--Each share of the Company's common stock has attached to it one right. Each right entitles its registered holder to purchase from the Company after the "Separation Time", as hereinafter defined, one-hundredth of a share of Participating Preferred Stock, par value $.01 per share, for an amount calculated in accordance with the Preferred Stock Agreement. The rights will not trade separately from the common stock unless and until the Separation Time. The Separation Time is defined as the earlier of the tenth business day after the date on which any person commences a tender or exchange offer which, if consummated, would result in an acquisition, and the first date of public announcement by the Company of such offering. In the event of any voluntary or involuntary liquidation of the Company, the holders of the Preferred Stock shall be paid an amount as calculated in accordance with the Preferred Stock Agreement.

         STOCK OPTION PLANS--Effective October 8, 1994, the Company adopted a Stock Incentive Plan which permits the issuance of stock options, stock appreciation rights, performance awards, restricted stock and/or other stock based awards to directors and salaried employees. On February 4, 1996, the Board of Directors approved an amendment to the plan to reserve 2,025,000 shares of common stock for grant. The option price shall be determined by the Board Committee effective on the Grant Date. The option price shall not be less than fifty percent of the Fair Market Value of a share of common stock on the Grant Date. If Incentive Stock Options are granted to a participant who on the Grant Date is a ten-percent holder, such price shall not be less than one hundred and ten percent of the Fair Market Value of a share of common stock on the Grant Date. All options become immediately exercisable upon the occurrence of a Change in Control of the Company. Vesting of these options occurs based on years of service. Generally it begins at 33% after one year, 66% after two years, and 100% after the third year of service.

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




The Company also elected in September, 1998 to have non-qualified stock options for key executives as part of their compensation plan. The Board of Directors has the authority to determine to whom options may be granted, period of exercise, the option price at the date of grant, and what other restrictions, if any, should apply.

         The Company applies APB 25 and related interpretations in accounting for its plans. During 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") changing the methods for recognition of costs on plans similar to those of the Company. Adoption of the accounting provisions of SFAS No. 123 is optional; however, pro-forma disclosures as if the Company adopted the cost recognition requirements under SFAS No. 123 are required.

         The fair value method for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates were 5.11%, 5.69%, and 6.05%, expected dividend yield of 0%, volatility factors of the expected market price of the Company's common stock were 116.3%, 79.1%, and 88.5% and a weighted average expected life of the option of 3, 4, and 3 years, respectively.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         The adoption of SFAS No.123 under the fair value based method would have increased compensation expense by $2,108, $2,524 and $1,728 for the years ended June 30, 1999, 1998 and 1997, respectively. The effect of SFAS No. 123 under the fair value based method would have effected net loss and loss per share as follows:

                                                                 Year ended              Year Ended             Year Ended
                                                                  June 30,                June 30,               June 30,
                                                                    1999                    1998                   1997
                                                             --------------------    -------------------    --------------------
Net loss                                                          $ (8,115)              $ (18,264)             $ (17,442)
                                                             ====================    ===================    ====================

Pro-Forma                                                         $(10,023)              $ (20,789)             $ (19,170)
                                                             ====================    ===================    ====================

Loss per common share as reported                                 $ (0.90)                $ (2.17)               $ (2.46)
                                                             ====================    ===================    ====================

Pro-Forma                                                         $ (1.12)                $ (2.47)               $ (2.70)
                                                             ====================    ===================    ====================

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



         Information relating to the Company's stock option plan is as follows:

                                                                      Number of                 Weighted Average
                                                                       Shares                    Exercise Price
                                                                ----------------------       ------------------------
Shares under option at June 30, 1996                                    1,589,664                        $3.50
Granted                                                                   947,850                        $9.37
Exercised                                                                (636,559)                       $3.00
Forfeited                                                                 (75,033)                       $8.75
                                                                   ==============                =============
Shares under option at June 30, 1997                                    1,825,922                        $7.77
                                                                   ==============                =============

Shares exercisable at June 30, 1997                                       594,442                        $6.43
                                                                   ==============                =============

Shares under option at June 30, 1997                                    1,825,922                        $7.77
Granted                                                                   889,668                        $7.48
Exercised                                                                (254,071)                       $4.37
Forfeited                                                                (363,774)                       $9.21
                                                                   ==============                =============
Shares under option at June 30, 1998                                    2,097,745                        $7.81
                                                                   ==============                =============

Shares exercisable at June 30, 1998                                       759,291                        $7.95
                                                                   ==============                =============

Shares under option at June 30, 1998                                    2,097,745                        $7.81
Granted                                                                 2,856,343                        $1.24
Exercised                                                                 (17,000)                       $1.13
Forfeited                                                              (1,875,645)                       $5.03
                                                                   ==============                =============
Shares under option at June 30, 1999                                    3,061,443                        $1.91
                                                                   ==============                =============

Shares exercisable at June 30, 1999                                     1,141,492                        $2.96
                                                                   ==============                ==============


         At June 30, 1999, 2,684,868 stock options outstanding had exercise prices ranging from $1.13 to $2.09. The weighted average exercise price of these options is $1.25 and weighted remaining contractual life of these options is
4.16 years. Of these options, 764,917 are exercisable at a weighted average price of $1.14.

         At June 30, 1999, 376,575 stock options outstanding had exercise prices ranging from $5.50 to $7.37. The weighted average exercise price of these options is $6.67. The remaining contractual life of these options is 1.5 years. Of these options, 376,575 are exercisable at a weighted average price of $6.67.

         During September 1998, the Company re-priced all of the outstanding options to its then current fair market value per share of $1.125 to all officers, directors and employees with existing options. The total number of shares re-priced were 1,404,891. In addition, during fiscal year 1999, the Company issued officers, directors and employees approximately 1,110,936 new options at an exercise price of $1.31 per share. As part of a severance arrangement with a previous officer, the Company re-issued 235,490 shares at a weighted average price of $7.10 per share.

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



 (15)    COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS--Rent expense was $744 for the year ended June 30, 1999, $501 for the year ended June 30, 1998, and $231 for the year ended June 30, 1997.

         On June 10, 1997, the Company entered into a ten-year term office lease for its corporate office located in a commercial building in Fort Lauderdale, Florida. The lease provides for a 5-year renewal option.

         Total future minimum rental commitments under non-cancelable operating leases, primarily for buildings and equipment, for the years following June 30, 1999 are as follows:

                        YEAR                           AMOUNT
                        ----                           ------

                        2000                                518
                        2001                                475
                        2002                                454
                        2003                                464
                                                   =============
                        Total                            $1,911
                                                   =============

         Effective May 1, 1999, the Company sold substantially all the assets of its TradeWave division and the assumption of several capital and operating leases. In the transaction, the operating lease amount assumed for the fiscal year ended 1999 are $25, fiscal year end 2000 are $165, fiscal year end 2001 are $3, and fiscal year end 2002 are $2.

         LITIGATION--In August 1998, the Company and certain current and former officers and directors were named as defendants in 25 shareholder lawsuits filed in the United States District Court for the Southern District of Florida. All of the lawsuits purport to be brought on behalf of a class of all persons who purchased or otherwise acquired the Company's common stock during various periods from October 7, 1997, through August 24, 1998. The lawsuits allege, among other things, that as a result of accounting issues relating to the Company's revenue recognition practices, defendants knowingly or recklessly caused the Company to publish false and misleading financial statements which caused the Company's common stock prices to rise artificially. One lawsuit also alleges violations of common law. The plaintiffs are seeking an unspecified amount of damages, interest, costs and attorney fees. These cases have been transferred and consolidated into a single case for purposes of all pre-trial matters and trial. Discovery has been stayed and the plaintiffs have been ordered to file a single amended, consolidated complaint within 45 days of the filing on July 22, 1999 of the Company's restated financial statements.

         The Company's obligation to indemnify its officers and directors under the aforementioned lawsuits is insured, to the extent of the limits of the applicable insurance policies. The Company has notified its insurance carrier of the existence of the lawsuits, and the carrier has sent the Company a reservation of rights letter. The Company intends to vigorously defend these actions, and believes that in the event that it is unsuccessful, that insurance coverage will be available to defray a portion, or substantially all, the expense of defending and settling the lawsuits or paying a judgment. However, the Company is unable to predict the ultimate outcome of the litigation. There can be no assurance that the Company will be successful in defending the lawsuits or that if unsuccessful, that insurance will be available to pay all or any portion of the expense of the lawsuits. If the Company is unsuccessful in defending the lawsuits and the insurance coverage is unavailable or insufficient, the resolution of the lawsuits could have a material adverse effect on the Company's consolidated financial position, results of operations, and cash flows. The Company's consolidated financial statements do not include any adjustments related to these matters.

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



         On April 30, 1999, the Company sold substantially all of the assets of its TradeWave division to Digital Signature Trust Company ("DST"). In June 1999, CyberGuard filed a lawsuit against DST and Zions First National Bank, N.A. that alleged breach of contract, tortious interference and fraud. Also in June 1999, DST filed a lawsuit against the Company, alleging fraud, negligent misrepresentation, unjust enrichment, with unspecified damages, and rescission and reformation of contract. Both actions are currently tolled due to ongoing negotiations towards settlement between the Company and DST.

         The Company is involved from time to time in other litigation on various matters relating to the conduct of its business. The Company believes that these other litigation matters, single or collective, will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

         REGULATORY INVESTIGATIONS--In August 1998, the Securities and Exchange Commission ("SEC") began an informal investigation into certain accounting and financial reporting practices of the Company. The Company is cooperating with the SEC. The Company is unable to predict the ultimate outcome of the investigation. The resolution of such matters could have a material adverse effect on the Company's consolidated financial position, results of operations, and cash flows. The Company's consolidated financial statements do not include any adjustments related to these matters.

(16)     CONCENTRATIONS OF CREDIT RISK

         Financial instruments, which potentially subject the Company to a concentration of credit risk principally, consist of cash, cash equivalents and trade receivables. The Company holds any excess cash in short-term investments consisting of commercial paper. Concentrations of credit risk with respect to receivables are limited due to the Company's customer base.

(17)     EMPLOYEE BENEFIT PLANS

         The Company has a 401(k) Savings Plan ("the Plan") which covers the eligible employees of the Company. An employee is eligible to participate in the Plan on the date of hire. The amount of profit-sharing contributions made by the Company into the Plan is discretionary. Each participant may contribute up to 19% of compensation into the Plan. The Company makes a matching contribution on behalf of each participant for the first 6% of their individual contribution. These contributions are made in the form of cash and common stock of the Company. Participants' profit sharing and matching contribution vests over a three-year period. The Company's contributions to the Plan were $300 for year ended June 30, 1999, $388 for the year ended June 30, 1998 and $221 for the year ended June 30, 1997.

 (18)    GEOGRAPHIC AND CUSTOMER INFORMATION

         The Company operates primarily in one segment: trusted systems consisting of network security and electronic commerce products and services. During 1999, one major financial institution represented 34% of consolidated sales, one international telecommunications company represented 10.1% of consolidated sales and one international distributor represented 7.8% of consolidated sales. During 1998, one major financial institution represented 17% of consolidated sales. During 1997 sales to a distributor represented 11% of consolidated sales.

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



         A summary of the Company's operations by geographic area is summarized below:

                                                                 Year Ended               Year Ended              Year Ended
                                                                  June 30,                 June 30,                June 30,
                                                                    1999                     1998                    1997
                                                             --------------------     -------------------     --------------------
United States Operations
        Net sales                                                 $ 10,882                $ 11,423                 $ 10,057
        Net loss                                                    (7,823)                (17,292)                 (17,176)
        Identifiable assets                                          5,795                  11,100                   15,043
European Operations
        Net sales                                                    2,991                   4,129                    4,167
        Net loss                                                      (292)                   (972)                    (266)
        Identifiable assets                                          2,482                   1,976                      162

         U.S. Export Sales were $3,747 for the year ended June 30, 1999, $4,530 for the year ended June 30, 1998, and $5,209 for the year ended June 30, 1997.

(19)     CONCURRENT CORPORATION AGREEMENTS

         The Company entered into an agreement with Concurrent Corporation on June 30, 1996, to provide certain administrative and personnel-related services for the Company. The Company was billed monthly for these services which totaled $461 for the year ended June 30, 1997. Effective June 30, 1997, the only service provided was for rental of facilities. The facility costs paid to Concurrent were $40 for the fiscal year ended June 30, 1998.

         CYBERGUARD RESELLER AGREEMENT:

         The Company and Concurrent entered into a reseller agreement effective June 27, 1996, to act as a reseller of CyberGuard products. For each CyberGuard product sold by Concurrent, Concurrent shall pay to CyberGuard a predetermined fee. The initial term of the agreement was for a period of twelve months beginning with the effective date of this agreement and may be renewed for two additional terms of twelve months each with the written consent of both the Company and Concurrent. During the current fiscal year, the Company elected to extend the reseller agreement to Concurrent for an additional twelve-month period.

         Sales to Concurrent Computer Corporation and its subsidiaries were $60 for the year ended June 30, 1997, $174 for the year ended June 30, 1998 and $96 for the year ended June 30, 1999.

(20)     SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

         During 1998, the Company issued 590,429 shares of common stock for all of the outstanding common stock of Arca and subsequently, retired these shares in 1999. In addition, during 1999, 1998 and 1997, the Company paid cash for interest of $217, $84 and $2, respectively.

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




(21)     NEW ACCOUNTING PRONOUNCEMENTS

         In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"). This statement provides guidance on applying generally accepted accounting principles in recognizing revenues on software transactions. SOP 97-2 supercedes Statement of Position 91-1 "Software Revenue Recognition". SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. Earlier application is encouraged as of the beginning of the fiscal year or interim period for which financial statements or information have not been issued. Retroactive application of the provisions of this statement is prohibited. The Company believes that the adoption of SOP 97-2 did not have a significant impact on its revenue recognition policy.

         In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 at July 1, 1998 and has included the appropriate disclosures in the Consolidated Statements of Changes in Stockholders Equity and Comprehensive Income.

         In June 1997, FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way public business enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company believes that the adoption of SFAS No. 131 did not have a significant impact on its financial reporting.

(22)     SUBSEQUENT EVENTS

         On August 27, 1999, the Company increased convertible debt to approximately $4,300,000 including repaying the December 1998 issuance. The interest rate will be 11.5% per annum. The debt will be convertible into approximately 4,300,000 shares of common stock at a conversion price equal to $1.00 per share which represents a beneficial conversion feature. In addition, the warrants from the December 17, 1998 transaction will be cancelled and the Company will issue approximately 4,300,000 warrants to purchase the Company's common stock at $2.00 per share.