Form 10-Q
period 1998-12-31
CYBERGUARD CORP
filed 1999-09-09
CIK 927133

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

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


     Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),

Yes [ ]   No  [X]

and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No  [ ]

         As of September 7, 1999 9,094,027 shares of the Registrant's $0.01 par value Common Stock were outstanding.

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             CYBERGUARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)


                                                     FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                    DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                       1998        1997, RESTATED        1998        1997, RESTATED
                                                   -----------     --------------    -----------     --------------
Revenues:
          Products                                 $     3,941      $     3,862      $     5,453      $     7,648
          Services                                         736              323            1,231              710
                                                   -----------      -----------      -----------      -----------
                 Total revenues                          4,677            4,185            6,684            8,358

Cost of revenues:
          Products                                       1,197            1,611            2,052            3,132
          Services                                         439              212              751              462
                                                   -----------      -----------      -----------      -----------
                 Total cost of revenues                  1,636            1,823            2,803            3,594
                                                   -----------      -----------      -----------      -----------

Gross profit                                             3,041            2,362            3,881            4,764

Operating expenses:
          Research and development                         850            1,582            1,746            3,162
          Selling, general and administrative            3,996            4,795            7,697            9,025
                                                   -----------      -----------      -----------      -----------
                 Total operating expenses                4,846            6,377            9,443           12,187
                                                   -----------      -----------      -----------      -----------

Operating loss                                          (1,805)          (4,015)          (5,562)          (7,423)

Other income (expense)
          Interest, net                                    (31)             112              (76)             236
          Gain on sale of assets                                                           1,820
          Gain on sale of securities available
          for sale                                                          123                               275
          Other                                              7             (107)              74             (119)
                                                   -----------      -----------      -----------      -----------
                 Total other income (expense)              (24)             128            1,818              392
                                                   -----------      -----------      -----------      -----------
Net loss                                           $    (1,829)     $    (3,887)     $    (3,744)     $    (7,031)
                                                   ===========      ===========      ===========      ===========
Basic and fully-diluted loss per common share      $     (0.20)     $     (0.48)     $     (0.42)     $     (0.89)
                                                   ===========      ===========      ===========      ===========
Weighted average number of common
          shares outstanding                         8,950,223        8,111,851        8,929,769        7,899,557
                                                   ===========      ===========      ===========      ===========



      See accompanying notes to condensed consolidated financial statements

                             CYBERGUARD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
             (Dollars in thousands except share and per share data)

                                                                                  DECEMBER 31,   JUNE 30,
                                                                                      1998         1998
                                                                                   --------      --------
                                     ASSETS
Cash and cash equivalents                                                          $  1,563      $  1,773
Restricted cash                                                                         908           650
Accounts and receivable, less allowance for uncollectible
          accounts of $700 at December 31, 1998
          and $450 at June 30, 1998                                                   4,470         3,334
Inventories                                                                             872           916
Software development costs, net                                                         134
Other current assets                                                                    380           166
Receivable from sale of Arca Systems                                                                3,261
                                                                                   --------      --------
          Total current assets                                                        8,327        10,100

Property and equipment at cost, less accumulated
          depreciation of $2,335 at December 31, 1998 and
          $1,977 at June 30, 1998                                                     1,512         1,761
Non-compete agreements, net                                                             700           840
Goodwill, net                                                                            84            96
Other assets                                                                            150           279
                                                                                   --------      --------

Total assets                                                                       $ 10,773      $ 13,076
                                                                                   ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Line of credit and note payable                                                    $  1,273      $  2,198
Accounts payable                                                                      2,397         2,383
Deferred revenue                                                                      2,500         1,288
Accrued expenses and other liabilities                                                2,532         2,619
                                                                                   --------      --------

          Total current liabilities                                                   8,702         8,488

Convertible debenture, net                                                              705

Shareholders' equity:
          Common stock par value $0.01 authorized 20,000,000 shares
             Issued and outstanding 8,975,732 at December 31, 1998
             and 8,902,699 at June 30, 1998                                              90            89
          Additional paid-in capital                                                 73,560        72,999
          Accumulated deficit                                                       (72,104)      (68,360)
          Accumulated other comprehensive income                                       (180)         (140)
                                                                                   --------      --------
          Total shareholders' equity                                                  1,366         4,588
                                                                                   --------      --------
Total liabilities and shareholders' equity                                         $ 10,773      $ 13,076
                                                                                   ========      ========



      See accompanying notes to condensed consolidated financial statements

                             CYBERGUARD CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)
                             (Dollars in thousands)

                                                                   SIX MONTHS ENDED
                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1998       1997, RESTATED
                                                             -----------   --------------
 Cash flows from operating activities
       Net loss                                                $(3,744)     $(7,031)
       Adjustment to reconcile net loss to net cash
           used by operating activities:
       Depreciation                                                385          428
       Amortization                                                158          428
       Compensation and benefits                                   123          241
       Provision for uncollectible accounts receivable             290          461
       Provision for inventory reserve                              20
       Gain on sale of business assets                          (1,820)
       Gain on sale of securities available for sale                           (275)

       Changes in assets and liabilities
           Accounts Receivable                                  (1,426)       1,508
           Other current assets                                   (214)        (340)
           Inventories                                              (1)         173
           Accounts payable                                         14          424
           Accrued expenses and other liabilities                  (86)        (868)
           Deferred revenue                                      1,212         (388)
           Other, net                                               89           22
                                                               -------      -------
Net cash used in operating activities                           (5,000)      (5,217)
                                                               -------      -------

Cash flows from investing activities
       Additions to property and equipment, net                   (112)        (527)
       Proceeds from sale of Arca Systems                        3,261
       Software development costs & other assets                  (140)          --
                                                               -------      -------
Net cash provided (used) by investing activities                 3,009         (527)
                                                               -------      -------

Cash flows from financing activities
       Proceeds from sale of business assets                     1,820
       Increase to restricted cash                                (258)        (650)
       Proceeds from convertible debenture                       1,125
       Proceeds from note payable                                               650
       (Repayments) proceeds of revolving line of credit          (925)         157
       Proceeds from sale of common stock                           19        5,488
       Proceeds from sale of securities available for sale                    1,416
                                                               -------      -------
Net cash provided from financing activities                      1,781        7,061

Net increase in cash                                              (210)       1,317
Cash and cash equivalents at beginning of period                 1,773        2,975
                                                               -------      -------
Cash and cash equivalents at end of period                     $ 1,563      $ 4,292
                                                               =======      =======



      See accompanying notes to condensed consolidated financial statements

                             CYBERGUARD CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (Unaudited)

1.       BASIS OF PRESENTATION

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

2.       LITIGATION

In August 1998, the Company and certain current and former officers and directors were named as defendants in 25 shareholder lawsuits filed in the United States District Court for the Southern District of Florida. All of the lawsuits purport to be brought on behalf of a class of all persons who purchased or otherwise acquired the Company's common stock during various periods from October 7, 1997, through August 24, 1998. The lawsuits allege, among other things, that as a result of accounting issues relating to the Company's revenue recognition practices, defendants knowingly or recklessly caused the Company to publish false and misleading financial statements which caused the Company's common stock prices to rise artificially. One lawsuit also alleges violations of common law. The plaintiffs are seeking an unspecified amount of damages, interest, costs and attorney fees. These cases have been transferred and consolidated into a single case for purposes of all pre-trial matters and trial. Discovery has been stayed and the plaintiffs were ordered to file a single amended consolidated complaint within 45 days of the filing on July 22, 1999, of the Company's restated financial statements. An amended complaint has been received after filing of the Company's restated financial results.

                             CYBERGUARD CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (Unaudited)


The Company's obligation to indemnify its officers and directors under the aforementioned lawsuits is insured, to the extent of the limits of the applicable insurance policies. The Company has notified its insurance carrier of the existence of the lawsuits, and the carrier has sent the Company a reservation of rights letter. The Company intends to vigorously defend these actions, and believes that in the event that it is unsuccessful, insurance coverage will be available to defray a portion, or substantially all, the expense of defending and settling the lawsuits or paying a judgment. However, the Company is unable to predict the ultimate outcome of the litigation. There can be no assurance the Company will be successful in defending the lawsuits or that if unsuccessful, that insurance will be available to pay all or any portion of the expense of the lawsuits. If the Company is unsuccessful in defending the lawsuits and the insurance coverage is unavailable or insufficient, the resolution of the lawsuits could have a material adverse effect on the Company's consolidated financial position, results of operations, and cash flows. The Company's consolidated financial statements do not include any adjustments related to these matters.

On April 30, 1999, the Company sold substantially all of the assets of its TradeWave division to Digital Signature Trust Company ("DST"). In June 1999, CyberGuard filed a lawsuit against DST and Zions First National Bank, N.A. that alleged breach of contract, tortious interference and fraud. Also in June 1999, DST filed a lawsuit against the Company alleging fraud, negligent misrepresentation, unjust enrichment, with unspecified damages, and rescission and reformation of contract. Both actions are currently tolled due to ongoing negotiations towards settlement between the Company and DST.

In August 1998, the Securities and Exchange Commission (the "SEC") began an informal investigation into certain accounting and financial reporting practices of the Company and certain members of Company's management.

The Company is involved from time to time in other litigation on various matters relating to the conduct of its business. The Company believes that these other litigation matters, single or collective, will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

3.       RESTATEMENT OF QUARTERLY AMOUNTS

Previously, CyberGuard Corporation had announced that due to a review of its revenue recognition policy relating to distributors and resellers it would restate results for the first three quarters of its fiscal year ended June 30, 1998. Subsequently, the Company determined that it would also restate its results from fiscal year 1997. These restatement were filed in the Form 8K on July 22, 1999, and included in the Form 10K filed on August 31, 1999. Previously, the Company had reported revenues for fiscal year 1997 of $15,621 and a net loss of $12,490 or a loss per share of $1.76. For the first three-quarters of fiscal 1998, the Company had previously reported revenue of $15,069 and a net loss of $5,951 or $0.75 per share. As a result, the financial information regarding the 1998 fiscal year presented in this Item 2 and elsewhere in the Form 10-Q have been restated.

                             CYBERGUARD CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (Unaudited)


4.       SUBSEQUENT EVENTS

On January 11, 1999, the Company was delisted from the NASDAQ.

Effective May 1, 1999, the Company sold substantially all the assets of its TradeWave division and the assumption of several capital and operating leases.

On July 22, 1999, the Company filed its audited June 30, 1998, and restated June 30, 1997, financial statements with the Securities and Exchange Commission.

On August 27, 1999, the Company increased the convertible debt to approximately $4,300,000, including repaying the December 1998 transaction. The majority of this increased amount was with the same debt holders as the December 17, 1998 transaction. The interest rate will be 11.5% per annum. The debt will be convertible into approximately 4,300,000 shares of common stock at a conversion price equal to $1.00 per share. In addition, the initial warrants from the December 17, 1998 transaction will be cancelled, and the Company will issue approximately 4,300,000 warrants to purchase the Company's common stock at $2.00 per share.

On August 31, 1999, the Company filed its June 30, 1999 Form 10K with the Securities and Exchange Commission.

CYBERGUARD CORPORATION
DECEMBER 31, 1998
(Dollars in millions, except share and per share data)




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As previously announced, due to a review of its revenue recognition policy relating to distributors and resellers, the Company has restated the results for the first three quarters of fiscal year ended June 30, 1998. As a result, the financial information regarding the 1998 fiscal year presented in this Item 2 and elsewhere in the Form 10-Q have been restated.

THE QUARTER ENDED DECEMBER 31, 1998 COMPARED TO THE QUARTER ENDED DECEMBER 31, 1997

NET REVENUES

Net revenues consist primarily of network security products and services including third party security products and service and support related to security products. For the quarter ended December 31, 1998, net sales increased by $0.5 million when compared to the quarter ended December 31, 1997. The $0.5 million net increase comprised an increase of $0.1 million in network security product sales and an increase of $0.4 million in service revenues for the current quarter. The $0.1 million or 2% increase in network security product sales is the result of increased shipments of the Company's CyberGuard firewall systems and the deferral of revenue for resellers and distributors in accordance with its revenue recognition policy.

Revenues from training, consulting and support services related to firewall products and certificate authority increased $0.4 million from $0.3 million for the three months ended December 31, 1997 to $0.7 million for the three months ended December 31, 1998. Support services for network security products accounted for 15.7% of sales during the quarter ended December 31, 1998 as compared to 9.3% for the quarter ended December 31, 1997.

GROSS PROFIT

Gross profit increased from $2.4 million as restated, to $3.0 million, and as a percent of sales, increased 8% from 57%, as restated, to 65% for the quarter ended December 31, 1998. The increase is a result of increased service revenues and declining Nighthawk(TM) hardware sales which a change in the product mix impacted the overall gross profit margin.

OPERATING EXPENSES AND NET LOSS

Overall operating expense decreased by $1.5 million for the quarter ended December 31, 1998 to $4.8 million from restated operating expenses of $6.3 million. This is due to decreased research and development expenditures of $0.7 million and a decrease of $0.8 million in sales, marketing and general and administrative expenses. The previously reported operating expenses for the quarter ended December 31, 1997 was $5.8 million. The adjustment of $0.6 million was primarily due to the amortization of the capitalized software, compensation expense accruals, and other general and administrative accruals. The selling costs decreased relative to the decrease in sales revenue.

The net loss for the quarter ended December 31, 1998, was $1.9 million compared to $3.9 million for the quarter ended December 31, 1997.

CYBERGUARD CORPORATION
DECEMBER 31, 1998
(Dollars in millions, except share and per share data)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE SIX-MONTH PERIOD ENDED DECEMBER 31, 1998 COMPARED TO THE SIX-MONTH PERIOD ENDED DECEMBER 31, 1997

NET REVENUES

For the six-month period ended December 31, 1998, net revenues increased by approximately $1.7 million to $6.6 million when compared to the six-month period ended December 31, 1997 of $8.4 million, as restated. The restatement for the six-month period ended December 31, 1997 was $1.6 million. The $1.7 million increase represents a decrease of $2.2 million in revenues from the sale of network security products and $0.5 million increase in service-related revenues. The $2.2 million (or 28.0%) decrease in network security product revenues is the result of decreased shipments of the Company's CyberGuard firewall product.

Revenues from services related to firewall products and certificate authority increased from $0.7 million for the six months ended December 31, 1997 to $1.2 million for the six months ended December 31, 1998. This increase in service-related revenues is due to the greater number of installed units and to the increased need for customer training and consulting services. Support services for network security products accounted for 18% of sales during the six months ended December 31, 1998 as compared to 8.5% for the quarter ended December 31, 1997.

GROSS PROFIT

The Company's gross profit as a percent of sales increased to 58% from 57.0% for the six months ended December 31, 1998 compared to the corresponding period in the previous year. The increase is a result of increased "software-only" sales, for six months ended December 31, 1998. In addition, the Company experienced cost reductions with the shipping of the Intel based product as compared to products sold during the previous year that combined the Company's firewall software with the Company's proprietary Nighthawk platform.

OPERATING EXPENSES AND NET LOSS

The Company's overall operating expenses decreased by $2.7 million for the six-month period ended December 31, 1998 to $9.4 million. This is due to a decrease of $1.4 million for research and development expenditures compared to the same period in the prior year and a decrease of $1.3 million in selling, general and administrative expenses over those in the same period of the prior year. Previously reported operating expenses for the six month period ended December 31, 1997 was $11.2 million. This adjustment of $1.0 million was primarily due to the amortization of adjusted capitalized software.

The net loss for the six-month period ended December 31, 1998 decreased by $3.2 million from $7.0 million for the six-month period ended December 31, 1997, as restated, to $3.8 million.

CYBERGUARD CORPORATION
DECEMBER 31, 1998
(Dollars in millions, except share and per share data)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced losses since its inception as a network security company. The Company's historical uses of cash have been to fund net losses from operations, establish inventory stocking levels, and fund capital expenditures for property, equipment and software. For the fiscal year ended June 30, 1997, the Company incurred a net loss of approximately $17.4 million on revenues of approximately $14.2 million. For the fiscal year ended June 30, 1998, the Company incurred a net loss of approximately $18.3 million on revenues of approximately $15.6 million. For the fiscal year ended June 30, 1999, the Company incurred a net loss of approximately $8.1 million on revenues of approximately $13.9 million. The consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in normal course of business. In addition, violations of covenants in debt agreements have resulted in classification of all of its debt as current as of June 30, 1998. Management's financing plans include the sale of certain assets and the issuance of debt, as well as the potential issuance of equity securities. Accordingly, management believes that the Company's consolidated financial statements are appropriately prepared on a going concern basis.

CYBERGUARD CORPORATION
DECEMBER 31, 1998
(Dollars in millions, except share and per share data)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company and certain former officers and directors were named in twenty-five shareholder lawsuits. The plaintiffs sued for unspecified compensatory damages, legal fees, and litigation costs. The Company is unable to predict the ultimate outcome or potential financial impact of this litigation.

The consolidated financial statements do not include any adjustments relating to the realization of assets and the recognition and satisfaction of liabilities that might be necessary as a result of the matters described in this Item 2 or
Part II Item 1 of this report. At December 31, 1998, the Company had cash and cash equivalents on hand of $1.53 million representing an decrease of $0.25 million from $1.77 million as of June 30, 1998. Accounts receivable increased by $1.3 million as a result of increased quarter to quarter sales. Inventory levels remained relatively even. The Company received $3.3 million from the receivable due on Arca sale. Property and equipment additions amounted to $0.1 million for the quarter ended December 31, 1998, consisting primarily of development computers, and demonstration equipment.

The Company's principal sources of liquidity at December 31, 1998, consisted of cash, accounts receivable, the revolving line of credit with Coast Business Credit, vendor trade credit and the convertible debt closed during December. The revolving line of credit with Coast Business Credit is based on available eligible accounts receivable and inventory and decreased $0.9 million for the three months ended December 31, 1998 from $2.2 million to $1.3 million.

The Company uses the U.S. Dollar as its reporting currency for financial statement purposes. The Company conducts business in numerous countries around the world through its international subsidiary which uses local currency to denominate their transactions, and is, therefore, subject to certain risks associated with fluctuating foreign currencies. The resulting changes in the financial statements do not indicate any underlying changes in the financial position of the international subsidiary, but merely reflect the adjustment in the carrying value of the net assets of this subsidiary at the current U.S. dollar exchange rate. Due to the long-term nature of the Company's investment in this subsidiary, the translation adjustments resulting from these exchange rate fluctuations are excluded from the results of operations and recorded in a separate component of consolidated stockholders' equity. The $0.04 million decrease for the quarter ended December 31, 1998, is a result of the weakening of the dollar since June 30, 1998. The Company monitors its currency exposure but does not hedge its translation exposure due to the high economic costs of such a program and the long-term nature of its investment in its European subsidiary.

Based upon information currently available to the Company, including the Company's current level of sales, its margins on sales, its expected levels of expense, opportunities for selling additional network security products and the availability of additional equity and debt financing, the Company believes that it has an opportunity to execute on its business plans and achieve profitability. There can be no assurance, however, that the Company will be able to execute on its business plans, or that it will not be required to obtain additional financing or capital infusions. There can be no assurance that the Company will be able to secure additional financing or that such additional financing will be on terms and conditions acceptable to the Company. Any additional financing may involve dilution of the interests of the Company's then existing shareholders. The future liquidity of the Company will be affected by numerous factors, including sales volumes, gross margins, the levels of selling, general and administrative expenses, levels of required capital expenditures and access to external sources of financing. Management believes that upon execution of its business plan which includes tactics to achieve operating efficiencies, use of availability under its current line of credit, and the issuance of convertible debt, that it will enable it to continue as a going concern. Other recent and possible future events that could also materially impact the Company's ability to successfully execute on its business plans are described in Information Relating to Forward Looking Statements of this Report on Form 10-Q.

CYBERGUARD CORPORATION
DECEMBER 31, 1998
(Dollars in millions, except share and per share data)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISK RELATED TO YEAR 2000 PROBLEM

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

CYBERGUARD CORPORATION
DECEMBER 31, 1998
(Dollars in millions, except share and per share data)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INFORMATION RELATING TO FORWARD LOOKING STATEMENTS

Statements regarding future products, future prospects, future profitability, business plans and strategies, future revenues and revenue sources, future liquidity and capital resources, computer network security market directions, future acceptance of the Company's products, possible growth in markets, as well as all other statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements.

These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that the actual results might differ materially from those suggested or projected in the forward-looking statements. Accordingly, there can be no assurance that the forward-looking statements will occur, or that results will not vary significantly from those described in the forward-looking statements. Some of the factors that might cause future actual events to differ from those predicted or assumed include: future advances in technologies and computer security; the Company's history of significant annual operating losses and the financing of these losses through the sale of assets and newly issued Company securities; risks related to the early stage of the Company's existence and its products' development; the Company's history of losses; the Company's ability to execute on its business plans; the Company's dependence on outside parties such as its key customers and alliance partners; competition from major computer hardware, software, and networking companies; risks relating to the year 2000 problem; risk and expense of government regulation and effects on changes in regulation; the limited experience of the Company in marketing its products; uncertainties associated with product performance liability; risks associated with growth and expansion; risks associated with obtaining patent and intellectual property right protection; uncertainties in availability of expansion capital in the future and other risks associated with capital markets. In addition, certain recent events that have occurred also are factors that might cause future actual events to differ from those predicted or assumed, including: the resignation of KPMG Peat Marwick LLP as the Company's independent accountant and the subsequent engagement of PricewaterhouseCoopers LLP as the Company's independent accountant; the impact of the restatement of financial results for the Company's fiscal year ended June 30, 1997, and quarters ended September 30, 1997, December 31, 1997, and March 31, 1998; the completion of the numerous organizational changes and the assembly of a new management team for CyberGuard; the outcome of a purported class action lawsuit against the Company and certain current and former officers and directors relating to the restatement of financial results for the fiscal periods noted above and an SEC investigation regarding these matters; the delisting of the Company from the NASDAQ National Market; and the Company's past delinquency in filing reports that were required to be filed under the Securities Exchange Act of 1934 (which, among other things, restricts the Company from being able to use Form S-3, a simplified method of registering securities for sale with the Securities and Exchange Commission). In addition, the forward-looking statements herein involve assumptions, risks and uncertainties, including, but not limited to economic, competitive, operational, management, governmental, regulatory, litigation and technological factors affecting the Company's operations, liquidity, capital resources, markets, strategies, products, prices and other factors discussed elsewhere herein and in the other documents filed by the Company with the Securities and Exchange Commission. Many of the foregoing factors are beyond the Company's control.

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

CYBERGUARD CORPORATION
DECEMBER 31, 1998
(Dollars in millions, except share and per share data)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and that the continued development of technologically advanced products will be necessary to keep its products current. The Company believes that its ability to generate adequate cash flow from operations will be critical to its future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has limited exposure to financial market risks, including changes in interest rates. The fair value of the investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of the investment portfolio. An increase or decrease in interest rates would not significantly increase or decrease interest expense on debt obligations due to relative nature of the debt obligations to the current assets borrowed against.

PART II OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On August 24, 1998, the Company announced, among other things, that due to a review of its revenue recognition policies relating to distributors and resellers, it would restate prior financial results. After the August 24, 1998 announcement, twenty-five purported class action lawsuits were filed by alleged shareholders against the Company and certain current and former officers and directors. Each of these lawsuits was filed in the United States District Court for the Southern District of Florida. These actions seek damages purportedly on behalf of all persons who purchased or otherwise acquired the Company's common stock during various periods from October 7, 1997 through August 24, 1998. The complaints allege, among other things, that as a result of accounting irregularities relating to the Company's revenue recognition policies, the Company's previously issued financial statements were materially false and misleading and that the defendants knowingly or recklessly published these financial statements which caused the Company's common stock prices to rise artificially. The actions allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. One action also alleges violations of common law. Pursuant to an order issued by the Court, these actions have been consolidated into one action, styled STEPHEN CHENEY, ET AL. V. CYBERGUARD CORPORATION, ROBERT L. CARBERRY AND WILLIAM D. MURRAY, Case No. 98-6879-CIV-Gold, in the United States District Court, Southern District of Florida. An amended consolidated complaint is expected within 45 days after the filing of the Company's restated financial results. The Company is unable to predict the ultimate outcome of the litigation and investigation described above in this Item 1. The resolution of such matters could have a material adverse affect on the Company's results of operations and financial position. The Company's financial statements do not include any adjustments related to these matters.

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

In August 1998, the Securities and Exchange Commission (the "SEC") began an informal investigation into certain accounting and financial reporting practices of the Company and certain members of Company's management.

CYBERGUARD CORPORATION
DECEMBER 31, 1998
(Dollars in millions, except share and per share data)



ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 17, 1998, the Company executed an agreement to issue $1,125,000 of Convertible Debt ("Debt"). The Debt bears interest at prime plus 200 basis points and is payable quarterly. The Debt is convertible into 750,000 shares of common stock at a conversion price equal to $1.50 per share. The Debt is convertible, at the debt holders option, after February 1, 2000. In addition, the Company issued the debt holders 500,000 warrants to purchase the Company's common stock at $2.00. The warrants are exercisable at any time before June, 2001. The terms of the Debt and warrant agreement, which permit the conversion of the Debt and warrants to common stock at a discount to market, is considered a beneficial conversion feature. The beneficial conversion feature at the date of issuance of the Debt will be recognized as interest expense over the shortest possible conversion period. The convertible debt is subordinated to the Company's senior debt.

On August 27, 1999, the Company increased the convertible debt to approximately $4,300,000, including repaying the December 1998 transaction. The majority of this increased amount was with the same debt holders as the December 17, 1998 transaction. The interest rate will be 11.5% per annum. The debt will be convertible into approximately 4,300,000 shares of common stock at a conversion price equal to $1.00 per share. In addition, the initial warrants from the December 17, 1998 transaction will be cancelled, and the Company will issue approximately 4,300,000 warrants to purchase the Company's common stock at $2.00 per share.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

During December 1998, the Company's senior creditor, Coast, notified the Company of the following events of default under the loan agreement: decline in revenues, significant decline in the market value of the Company's stock, and the shareholder lawsuits. Coast agreed to continue to make advances to the Company but did not waive any of their rights under the default provision, Coast may elect to cease funding and demand payment. The Company reclassified the three-year note to current due to the technical default. In addition, pursuant to the loan agreement, the default interest rate was adjusted to prime plus 5%.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5 - OTHER INFORMATION

During September 1998, the Company re-priced all of the outstanding stock options to employees to its then current fair market value per share of $1.125. In addition, during fiscal year 1999 the Company issued officers and employees approximately 1,110,936 new options at an exercise price of $1.31 per share.

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

         (a)      Exhibits:

                  27    Financial Data Schedule

         (b)      Reports filed on Form 8-K during the quarter ended
                  December 31, 1998

                  NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 7, 1999          CYBERGUARD CORPORATION



                                 By: /s/ David Proctor
                                    --------------------------------------------
                                    Chairman and Chief Executive Officer



                                 By: /s/ Terrence A. Zielinski
                                    --------------------------------------------
                                    Vice President of Finance and Chief
                                    Financial Officer (Principal Financial and
                                    Accounting Officer)