Form 10-Q
period 1999-03-31
CYBERGUARD CORP
filed 1999-09-09
CIK 927133

                        SECURITIES AND EXCHANGECOMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from ___________ to ___________


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

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             CYBERGUARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
             (Dollars in thousands, except share and per share data)

                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                    MARCH 31,        MARCH 31,        MARCH 31,        MARCH 31,
                                                      1999       1998, restated         1999        1998, restated
                                                  -----------      -----------      -----------      -----------
Revenue:

     Products                                     $     3,174      $     3,697      $     8,627      $    11,345
     Services                                             696              819            1,927            1,529
                                                  -----------      -----------      -----------      -----------
                 Total revenue                          3,870            4,516           10,554           12,874

Cost of revenues:

     Products                                             808            1,427            2,860            4,559
     Services                                             413              321            1,164              784
                                                  -----------      -----------      -----------      -----------
                 Total cost of revenue                  1,221            1,748            4,024            5,343
                                                  -----------      -----------      -----------      -----------

Gross profit                                            2,649            2,768            6,530            7,531

Operating expenses:
     Research and development                             857            1,059            2,603            4,221
     Selling, general and administrative                3,244            4,488           10,941           13,513
                                                  -----------      -----------      -----------      -----------
                 Total operating expenses               4,101            5,547           13,544           17,734
                                                  -----------      -----------      -----------      -----------

Operating loss                                         (1,452)          (2,779)          (7,014)         (10,203)

Other income (expense)
     Interest, net                                         16               45              (60)             281
     Gain on sale of assets                                                               1,820
     Gain(loss) on sale of equity securities                                (1)                              274
     Other                                                  4              (15)              78             (134)
                                                  -----------      -----------      -----------      -----------
                 Total other income (expense)              21               29            1,839              421
                                                  -----------      -----------      -----------      -----------
Net loss                                          $    (1,431)     $    (2,750)     $    (5,175)     $    (9,782)
                                                  ===========      ===========      ===========      ===========

Basic and fully diluted loss per common share     $     (0.16)     $     (0.32)     $     (0.58)     $     (1.23)
                                                  ===========      ===========      ===========      ===========
Weighted average number of common
      shares outstanding                            8,992,493        8,504,575        8,950,036        7,925,961
                                                  ===========      ===========      ===========      ===========




      See accompanying notes to condensed consolidated financial statements

                             CYBERGUARD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                   MARCH 31,      JUNE 30,
                                                                                      1999          1998
                                                                                   ---------      --------
                                     ASSETS

Cash and cash equivalents                                                           $  1,078      $  1,773
Restricted cash                                                                          908           650
Accounts and notes receivable, less allowance for
      uncollectible accounts of $401 at March 31, 1999
      and $450 at June 30, 1998                                                        3,632         3,334
Inventories                                                                              632           916
Capitalized software, net                                                                117
Other current assets                                                                     707           166
Receivable from sale of Arca Systems, Inc.                                             3,261
                                                                                    --------      --------
      Total current assets                                                             7,074        10,100

Property and equipment at cost, less accumulated
      depreciation of $2,524 at March 31, 1999 and
      $1,582 at June 30, 1997                                                          1,323         1,761
Non-compete agreement                                                                    630           840
Goodwill, net                                                                             78            96
Other assets                                                                             160           279
                                                                                    --------      --------

Total assets                                                                        $  9,265      $ 13,076
                                                                                    ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Line of credit and note payable                                                     $  1,511      $  2,198
Accounts payable                                                                       2,013         2,383
Deferred revenue                                                                       2,278         1,288
Accrued expenses and other liabilities                                                 2,423         2,619
                                                                                    --------      --------

      Total current liabilities                                                        8,225         8,488

Convertible debenture, net                                                               795
                                                                                    --------      --------
      Total liabilities                                                                9,020         8,488

Shareholders' equity:
      Common stock par value $0.01 authorized 20,000,000 shares issued and outstanding 9,008,238 at March 31, 1999
         and 8,902,699 at June 30, 1998                                                   90            89
      Additional paid-in capital                                                      73,594        72,999
      Accumulated deficit                                                            (73,535)      (68,360)
      Accumulated other comprehensive income                                              96          (140)
                                                                                    --------      --------
      Total shareholders' equity                                                         245         4,588
                                                                                    --------      --------

Total liabilities and shareholders' equity                                          $  9,265      $ 13,076
                                                                                    ========      ========



      See accompanying notes to condensed consolidated financial statements

                             CYBERGUARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                   FOR THE NINE MONTHS ENDED
                                                                   MARCH 31,    MARCH 31,
                                                                     1999      1998,RESTATED
                                                                    -------    -------------
Cash flows from operating activities
       Net loss                                                     $(5,175)     $(9,782)
       Adjustment to reconcile net loss to net cash
            used by operating activities:
       Depreciation                                                     597          643
       Amortization                                                     341          642
       Provision for inventory reserve                                   29
       Provision for uncollectible accounts receivable                  290          461
       Compensation and benefits                                        158          328
       Gain on sale of business assets                               (1,820)
       Gain on sale of securities available for sale                                (274)

       Changes in assets and liabilities

            Accounts receivable                                         434        1,014
            Other current assets                                        541         (409)
            Inventories                                                (255)         286
            Accounts payable                                            370         (619)
            Accrued expenses and other liabilities                      196          (42)
            Deferred revenue                                           (990)        (339)
            Other, net                                                 (391)          33
                                                                    -------      -------
Net cash used by operating activities                                (5,675)      (8,058)
                                                                    -------      -------
Cash flows from investing activities
       Proceeds from sale of Arca Systems                             3,261
       Additions to property and equipment, net                        (160)        (731)
       Software development costs & other assets                       (140)
                                                                    -------      -------
Net cash provided (used) by investing activities                      2,961         (731)
                                                                    -------      -------
Cash flows from financing activities
       Increase to restricted cash                                     (258)        (650)
       Proceeds from note payable                                                    650
       Proceeds from the sale of business assets                      1,820
       Proceeds from convertible debenture                            1,125
       Proceeds from sale of securities available for sale                         1,416
       Proceeds from sale of common stock                                19        8,038
       Proceeds (repayments) from (to) revolving line of credit        (687)          72
                                                                    -------      -------
Net cash provided from financing activities                           2,019        9,526
Net increase in cash                                                   (695)         737
Cash and cash equivalents at beginning of period                      1,773        2,975
                                                                    -------      -------

Cash and cash equivalents at end of period                          $ 1,078      $ 3,712
                                                                    =======      =======


      See accompanying notes to condensed consolidated financial statements

                             CYBERGUARD CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

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

2.       LITIGATION

In August 1998, the Company and certain current and former officers and directors were named as defendants in 25 shareholder lawsuits filed in the United States District Court for the Southern District of Florida. All of the lawsuits purport to be brought on behalf of a class of all persons who purchased or otherwise acquired the Company's common stock during various periods from October 7, 1997, through August 24, 1998. The lawsuits allege, among other things, that as a result of accounting issues relating to the Company's revenue recognition practices, defendants knowingly or recklessly caused the Company to

                             CYBERGUARD CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

publish false and misleading financial statements which caused the Company's common stock prices to rise artificially. One lawsuit also alleges violations of common law. The plaintiffs are seeking an unspecified amount of damages, interest, costs and attorney fees. These cases have been transferred and consolidated into a single case for purposes of all pre-trial matters and trial. Discovery has been stayed and the plaintiffs were ordered to file a single amended consolidated complaint within 45 days of the filing on July 22, 1999, of the Company's restated financial statements. An amended consolidated complaint has been received after the filing of the Company's restated financial results.

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

3.       RESTATEMENT OF QUARTERLY AMOUNTS

Previously, CyberGuard Corporation had announced that due to a review of its revenue recognition policy relating to distributors and resellers it would restate results for the first three quarters of its fiscal year ended June 30, 1998. Subsequently, the Company determined that it would also restate its results from fiscal year 1997. These restatements were filed in the Form 8K on July 22, 1999, and included in the Form 10K filed on August 31, 1999. Previously, the Company had reported revenues for fiscal year 1997 of $15,621 and a net loss of $12,490 or a loss per share of $1.76. For the first three-quarters of fiscal 1998, the Company had previously reported revenue of $15,069 and a net loss of $5,951 or $0.75 per share. As a result, the financial information regarding the 1998 fiscal year presented in this Item 2 and elsewhere in the Form 10-Q have been restated.

                             CYBERGUARD CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

4.       SUBSEQUENT EVENTS

Effective May 1, 1999, the Company sold substantially all the assets of its TradeWave division and the assumption of several capital and operating leases.

On July 22, 1999, the Company filed its audited June 30, 1998, and restated June 30, 1997, financial statements with the Securities and Exchange Commission.

On August 27, 1999, the Company increased the convertible debt to approximately $4,300,000, including repaying the December, 1998 transaction. The majority of this increased amount was with the same debt holders as the December 17, 1998 transaction. The interest rate will be 11.5% per annum. The debt will be convertible into approximately 4,300,000 shares of common stock at a conversion price equal to $1.00 per share. In addition, the initial warrants from the December 17, 1998 transaction will be cancelled, and the Company will issue approximately 4,300,000 warrants to purchase the Company's common stock at $2.00 per share.

On August 31, 1999, the Company filed its June 30, 1999 Form 10K with the Securities and Exchange Commission.

CYBERGUARD CORPORATION
MARCH 31, 1999
(Dollars in millions, except share and per share data)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

As previously announced, due to a review of its revenue recognition policy relating to distributors and resellers, the Company has restated the results for the first three quarters of fiscal year ended June 30, 1998. As a result, the financial information regarding the 1998 fiscal year presented in this Item 2 and elsewhere in the Form 10-Q has been restated.

THE QUARTER ENDED MARCH 31, 1999 COMPARED TO THE QUARTER ENDED MARCH 31, 1998

NET REVENUE

Net revenues consist primarily of network security products and services including third party security products and service and support related to security products. For the quarter ended March 31, 1999, net sales decreased by $0.6 million when compared to the quarter ended March 31, 1998. The $0.6 million net decrease comprised a decrease of $0.5 million in network security product sales and an decrease of $0.1 million in service revenues for the current quarter.

Revenues from training, consulting and support services related to firewall products and certificate authority decreased $0.1 million from $0.8 million for the three months ended March 31, 1998 to $0.7 million for the three months ended March 31, 1999.

GROSS PROFIT

Gross profit remained relatively constant with a decrease from $2.8 million, as restated, to $2.6 million. The gross profit margin increased from 61%, as restated, to 68% for the quarter ended March 31, 1999.. The increase is a result of software only sales and the declining Nighthawk (TM) hardware sales which a change in the product mix impacted the overall gross profit margin.

OPERATING EXPENSES AND NET LOSS

Overall operating expense decreased by $1.4 million for the quarter ended March 31, 1999 to $4.1 million from $5.5 million, as restated. This is due to decreased research and development expenditures of $0.2 million and a decrease of $1.2 million in sales, marketing and general and administrative expenses.

The net loss for the quarter ended March 31, 1999 was $1.4 million compared to $2.8 million for the quarter ended March 31, 1998, as restated.

CYBERGUARD CORPORATION
MARCH 31, 1999
(Dollars in millions, except share and per share data)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE NINE-MONTH PERIOD ENDED MARCH 31, 1999 COMPARED TO THE NINE-MONTH PERIOD ENDED MARCH 31, 1998


NET REVENUES

For the nine-month period ended March 31, 1999, net revenues decreased by approximately $2.3 million to $10.6 million when compared to the nine-month period ended March 31, 1998 of $12.9 million, as restated. The cumulative restatement of revenues for the nine months ended March 31, 1998 was $2.2 million. The $2.3 million decrease represents a decrease of $2.7 million in revenues from the sale of network security products and $0.4 million increase in service-related revenues. The $2.7 million (or 21.0%) decrease in network security product revenues is the result of decreased shipments of the Company's CyberGuard firewall systems and the deferral of revenue for resellers and distributors in accordance with its revenue recognition policy.

Revenues from services related to firewall products and certificate authority increased $0.4 million from $1.5 million for the nine months ended March 31, 1998 to $1.9 million for the nine months ended March 31, 1999. This increase in service-related revenues is due to the greater number of installed units and to the increased need for customer training and consulting services. Support services for network security products accounted for 18.2% of sales during the nine month period ended March 31, 1999 as compared to 11.9% for the nine-month period ended March 31, 1998.

GROSS PROFIT

The Company's gross profit decrease of $1.0 million is due to the overall decline in the nine-months sales revenue. As a percent of sales, gross profit has increased to 61.9% from 58.5% for the nine months ended March 31, 1999 compared to the corresponding period in the previous year. The increase in profit margin percentage is a result of increased "software-only" sales, for nine months ended March 31, 1999. In addition, the Company experienced cost reductions with the shipping of the Intel based product as compared to products sold during the previous year that combined the Company's firewall software with the Company's proprietary Nighthawk platform.

OPERATING EXPENSES AND NET LOSS

The Company's overall operating expenses decreased by $4.2 million for the nine-month period ended March 31, 1999 to $13.5 million. The decrease can be accounted for by a $1.6 million decline in research and development expenditures compared to the same period in the prior year and a decrease of $2.6 million in selling, general, and administrative expenses over those in the same period of the prior year. Previously reported operating expenses for the nine month period ended March 31, 1998 was $16.3 million.

The net loss for the nine-month period ended March 31, 1999 decreased by $4.6 million from $9.8 million for the nine-month period ended March 31, 1998, as restated, to $5.2 million.

CYBERGUARD CORPORATION
MARCH 31, 1999
(Dollars in millions, except share and per share data)



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

CYBERGUARD CORPORATION
MARCH 31, 1999
(Dollars in millions, except share and per share data)




The Company and certain former officers and directors were named in twenty-five shareholder lawsuits. The plaintiffs sued for unspecified compensatory damages, legal fees, and litigation costs. The Company is unable to predict the ultimate outcome or potential financial impact of this litigation.

The consolidated financial statements do not include any adjustments relating to the realization of assets and the recognition and satisfaction of liabilities that might be necessary as a result of the matters described in this report or
Part II Item 1 of this report. At March 31, 1999, the Company had cash and cash equivalents on hand of $1.1 million representing a decrease of $0.7 million from $1.8 million as of June 30, 1998. Accounts receivable increased by $0.3 million as a result of increased quarter to quarter sales. Inventory levels declined as positive efforts were accomplished to reduce carrying values of stock and move toward more software only sales. The Company received $3.3 million from the receivable due on Arca sale. Property and equipment additions amounted to $.0.2 million for the nine month period ended March 31, 1999, consisting primarily of development computers, and demonstration equipment.

The Company's principal sources of liquidity at March 31, 1999 consisted of cash, accounts receivable, the revolving line of credit with Coast Business Credit, vendor trade credit and the proceeds of the convertible debt closed in December, 1998. The revolving line of credit with Coast Business Credit is based on available eligible accounts receivable and inventory and decreased $0.7 million for the nine months ended March 31, 1999 from $2.2 million to $1.5 million.

The Company uses the U.S. Dollar as its reporting currency for financial statement purposes. The Company conducts business in numerous countries around the world through its international subsidiary which uses local currency to denominate their transactions, and is, therefore, subject to certain risks associated with fluctuating foreign currencies. The resulting changes in the financial statements do not indicate any underlying changes in the financial position of the international subsidiary, but merely reflect the adjustment in the carrying value of the net assets of this subsidiary at the current U.S. dollar exchange rate. Due to the long-term nature of the Company's investment in this subsidiary, the translation adjustments resulting from these exchange rate fluctuations are excluded from the results of operations and recorded in a separate component of consolidated stockholders' equity. $0.3 million increase for the nine months ended March 31, 1999, is a result of the strengthening dollar since June 30, 1998. The Company monitors its currency exposure but does not hedge its translation exposure due to the high economic costs of such a program and the long-term nature of its investment in its European subsidiary.

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

CYBERGUARD CORPORATION
MARCH 31, 1999
(Dollars in millions, except share and per share data)



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

CYBERGUARD CORPORATION
MARCH 31, 1999
(Dollars in millions, except share and per share data



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

CYBERGUARD CORPORATION
MARCH 31, 1999
(Dollars in millions, except share and per share data


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

CYBERGUARD CORPORATION
MARCH 31, 1999
(Dollars in millions, except share and per share data



PART II OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS-CONTINUED



98-6879-CIV-Gold, in the United States District Court, Southern District of Florida. An amended consolidated complaint has been received after the filing of the Company's restated financial results.

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

The Company is unable to predict the ultimate outcome of the litigation and investigation described above in Item 1 "Legal Proceedings". The resolution of such matters could have a material adverse effect on the Company's consolidated financial position, results of operations, and cash flows. The Company's consolidated financial statements do not include any adjustments related to these matters.

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

On August 27, 1999, the Company increased the convertible debt to approximately $4,300,000, including repaying the December, 1998 transaction. The majority of this increased amount was with the same debt holders as the December 17, 1998 transaction. The interest rate will be 11.5% per annum. The debt will be convertible into approximately 4,300,000 shares of common stock at a conversion price equal to $1.00 per share. In addition, the initial warrants from the December 17, 1998 transaction will be cancelled, and the Company will issue approximately 4,300,000 warrants to purchase the Company's common stock at $2.00 per share.

CYBERGUARD CORPORATION
MARCH 31, 1999
(Dollars in millions, except share and per share data



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

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

         (a)      Exhibits:

                   27 Financial Data Schedule

         (b)      Reports filed on Form 8-K during the quarter ended March 31,
                  1999

                  NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 7, 1999          CYBERGUARD CORPORATION


                                 By: /s/ David Proctor
                                    -------------------------------------------
                                    Chairman and Chief Executive Officer



                                 By: /s/ Terrence A. Zielinski
                                    -------------------------------------------
                                    Vice President of Finance and Chief
                                    Financial Officer (Principal Financial and
                                    Accounting Officer)