Form 10-Q
period 1999-08-30
CYBERGUARD CORP
filed 1999-09-09
CIK 927133

                        SECURITIES AND EXCHANGECOMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-24544


                             CYBERGUARD CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)


           FLORIDA                                             65-0510339
 ------------------------------                            -------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)


2000 WEST COMMERCIAL BLVD., SUITE 200, FORT LAUDERDALE, FLORIDA      33309
--------------------------------------------------------------------------------
(Address of Principle Executive Offices)                          (Zip Code)


Registrant's Telephone Number, Including Area Code        954-958-3900
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

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             CYBERGUARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
             (Dollars in thousands except share and per share data)

                                                                        THREE MONTHS ENDED
                                                                    SEPT. 30,       SEPT. 30,
                                                                      1998        1997, RESTATED
                                                                  -----------     --------------
Revenues:
          Products                                                $     1,513            3,786
          Services                                                        494              387
                                                                  -----------      -----------
               Total revenues                                           2,007            4,173

Cost of revenues:
          Products                                                        856            1,521
          Services                                                        311              250
                                                                  -----------      -----------
               Total cost of revenues                                   1,167            1,771

Gross profit                                                              840            2,402

Operating expenses:
          Research and development                                        896            1,580
          Selling, general and administrative                           3,701            4,230
                                                                  -----------      -----------
               Total operating expenses                                 4,597            5,810
                                                                  -----------      -----------

Operating loss                                                         (3,757)          (3,408)

Other income (expense)
          Interest, net                                                   (45)             124
          Gain on sale of assets                                        1,820
          Gain(Loss) on sale of securities available for sale             152
          Other                                                            67              (12)
                                                                  -----------      -----------
               Total other income (expense)                             1,842              264
                                                                  -----------      -----------
Net loss                                                          $    (1,915)     $    (3,144)
                                                                  ===========      ===========
Basic and fully-diluted loss per common share                     $     (0.21)     $     (0.41)
                                                                  ===========      ===========
Weighted average number of common
          shares outstanding                                        8,909,315        7,688,529
                                                                  ===========      ===========



      See accompanying notes to condensed consolidated financial statements

                             CYBERGUARD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                SEPT. 30,     JUNE 30,
                                                                                  1998          1998
                                                                                --------   --------------
                                     ASSETS
Cash and cash equivalents                                                       $  1,525      $  1,773
Restricted cash                                                                      650
                                                                                                   650
Accounts receivable, less allowance for uncollectible
       accounts of $693 at September 30, 1998
       and $450 at June 30, 1998                                                   2,398         3,334
Inventories, net                                                                     692           916
Other current assets                                                                 498           166
Receivable from sale of Arca Systems                                               2,761         3,261
                                                                                --------      --------
       Total current assets                                                        8,524        10,100

Property and equipment at cost, less accumulated
       depreciation of $ 2,164  at September 30, 1998 and
       $1,997 at June 30, 1998                                                     1,641         1,761

Non-compete agreements, net                                                          770           840
Goodwill, net                                                                         90            96
Other assets                                                                         181           279
                                                                                --------      --------
        Total assets                                                            $ 11,206      $ 13,076
                                                                                ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Line of credit and note payable                                                 $  1,367      $  2,198
Accounts payable                                                                   2,402         2,383
Deferred revenue                                                                   2,153         1,288
Accrued expenses other liabilities                                                 2,582         2,619
                                                                                --------      --------
       Total  liabilities ( all current)                                           8,504         8,488

Shareholders' equity

       Common stock par value $0.01 authorized 20,000,000 shares issued and outstanding 8,928,076 at September 30, 1998
          and 8,902,699 at June 30, 1998                                              89            89
       Additional paid-in capital                                                 73,057        72,999
       Accumulated deficit                                                       (70,275)      (68,360)
       Accumulated other comprehensive income                                       (169)         (140)
                                                                                --------      --------

       Total shareholders' equity                                                  2,702         4,588
                                                                                --------      --------
        Total liabilities and shareholders' equity                              $ 11,206      $ 13,076
                                                                                ========      ========

      See accompanying notes to condensed consolidated financial statements


                             CYBERGUARD CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)
                             (Dollars in thousands)

                                                                 THREE MONTHS ENDED
                                                               SEPT. 30,    SEPT. 30,
                                                                 1998     1997, RESTATED
                                                               -------    --------------
Cash flows from operating activities
       Net  loss                                               $(1,915)     $(3,144)
       Adjustment to reconcile net loss to net cash
            used by operating activities:
       Depreciation                                                217          209
       Amortization                                                 76          214
       Compensation and benefits                                    59          181
       Provision for uncollectible accounts receivable             243           23
       Provision for inventory reserve                              10
       Gain on sale of business assets                          (1,820)
       Gain on sale of securities available for sale                           (152)

       Changes in assets and liabilities
            Accounts receivable                                    692        1,093
            Other current assets                                  (273)        (325)
            Inventories                                            209         (124)
            Accounts payable                                        19           52
            Accrued expenses and other liabilities                 (37)         325
            Deferred revenue                                       865         (224)
            Other, net                                             (24)         (79)
                                                               -------      -------
Net cash used by operating activities                           (1,679)      (1,951)
                                                               -------      -------

Cash flows from investing activities
       Additions to property and equipment, net                    (58)        (262)
       Proceeds from sale of Arca Systems                          500
                                                               -------      -------
Net cash provided (used) by investing activities                   442         (262)
                                                               -------      -------
Cash flows from financing activities
       Proceeds from sale of business assets                     1,820
       Proceeds from sale of securities available for sale                      974
       Repayments on revolving line of credit                     (831)
       Proceeds from sale of common stock                                     3,906
                                                               -------      -------
Net cash provided from financing activities                        989        4,880

Net increase in cash                                               248        2,667
Cash and cash equivalents at beginning of period                 1,773        2,975
                                                               -------      -------

Cash and cash equivalents at end of period                     $ 1,525      $ 5,642
                                                               =======      =======

      See accompanying notes to condensed consolidated financial statements

                             CYBERGUARD CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)

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

                             CYBERGUARD CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)


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

The Company's obligation to indemnify its officers and directors under the aforementioned lawsuits is insured, to the extent of the limits of the applicable insurance policies. The Company has notified its insurance carrier of the existence of the lawsuits, and the carrier has sent the Company a reservation of rights letter. The Company intends to vigorously defend these actions, and believes that in the event that it is unsuccessful, insurance coverage will be available to defray a portion, or substantially all, the expense of defending and settling the lawsuits or paying a judgment. However, the Company is unable to predict the ultimate outcome of the litigation. There can be no assurance that the Company will be successful in defending the lawsuits or if unsuccessful, insurance will be available to pay all or any portion of the expense of the lawsuits. If the Company is unsuccessful in defending the lawsuits and the insurance coverage is unavailable or insufficient, the resolution of the lawsuits could have a material adverse effect on the Company's consolidated financial position, results of operations, and cash flows. The Company's consolidated financial statements do not include any adjustments related to these matters.

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

In August, 1998, the Securities and Exchange Commission (the "SEC") began an informal investigation into certain accounting and financial reporting practices of the Company and certain members of the Company's management.

The Company is involved from time to time in other litigation on various matters relating to the conduct of its business. The Company believes that these other litigation matters, single or collective, will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

3.       RESTATEMENT OF QUARTERLY AMOUNTS

Previously, CyberGuard Corporation had announced that due to a review of its revenue recognition policy relating to distributors and resellers it would restate results for the first three quarters of its fiscal year ended June 30, 1998. Subsequently, the Company determined that it were also restate its results from fiscal year 1997. These restatements were filed in the Form 8K on July 22, 1999, and included in the Form 10K filed on August 31, 1999. Previously, the Company had reported revenues for fiscal year 1997 of $15,621 and a net loss of $12,490 or a loss per share of $1.76. For the first three-quarters of fiscal 1998, the Company had previously reported revenue of $15,069 and a net loss of $5,951 or $0.75 per share. As a result, the financial information regarding the 1998 fiscal year presented in this Item 2 and elsewhere in the Form 10-Q have been restated.

                             CYBERGUARD CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)

4.       SUBSEQUENT EVENTS

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

During December 1998, the Company's senior creditor, Coast, notified the Company of the following events of default under the loan agreement: decline in revenues, significant decline in the market value of the Company's stock, and the shareholder lawsuits. Coast agreed to continue to make advances to the Company but did not waive any of their rights under the default provision. The Company reclassified the three-year note to current due to the technical default. Coast may elect to cease funding and demand payment. In addition, pursuant to the loan agreement, the default interest rate was adjusted to prime plus 5%.

On January 11, 1999, the Company was delisted from the NASDAQ.

Effective May 1, 1999, the Company sold substantially all the assets of its TradeWave division and the assumption of several capital and operating leases.

On July 22, 1999, the Company filed its audited June 30, 1998 and restated June 30, 1997 financial statements with the Securities and Exchange Commission.

On August 31, 1999, the Company filed its June 30, 1999 Form 10K with the Securities and Exchange Commission.

CYBERGUARD CORPORATION
SEPTEMBER 30, 1998
(Dollars in millions, except share and per share data)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As previously announced, due to a review of its revenue recognition policy relating to distributors and resellers, the Company has restated the results for the first three quarters of fiscal year ended June 30, 1998, and the fiscal year ended June 30, 1997, as filed in the Form 8K, July 22, 1999, and included in the Form 10K filed on August 31, 1999. As a result, the financial information regarding the 1998 fiscal year presented in this Item 2 and elsewhere in the Form 10-Q have been restated.

RESULTS OF OPERATIONS

THE QUARTER ENDED SEPTEMBER 30, 1998, COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1997

NET REVENUES

Net revenues consist primarily of network security products and services including third party security products and service and support related to security products. For the quarter ended September 30, 1998, net sales decreased by $2.2 million when compared to the quarter ended September 30, 1997. The $2.2 million decline was comprised of a decrease of $2.3 million in network security product sales and an increase of $0.1 million in service revenues for the current quarter. The $2.2 million or 60% decrease in network security product sales is the result of decreased shipments of the Company's CyberGuard firewall systems and the deferral of revenue for resellers and distributors in accordance with its revenue recognition policy. The Company believes that this significant decrease in revenue is largely attributable to the effect of the announcement on August 24, 1998, regarding the expected restatement of prior period financial results and the suspension of several executive officers.

Revenues from support services related to firewall products and certificate authority increased $0.1 million from $0.4 million for the three months ended September 30, 1997 to $0.5 million for the three months ended September 30, 1998. This is due to the greater number of installed units over the prior year.

Support services for network security products accounted for 23.1% of sales during the quarter ended September 30, 1998 as compared to 9.3% for the quarter ended September 30, 1997.

GROSS PROFIT

Gross Profit as a percent of sales decreased to 41% from 57% for the quarter ended September 30, 1998. The decrease is a result of increased software customer support costs related to sales and the shift in the product mix which all impacted the overall gross profit margin.

CYBERGUARD CORPORATION
SEPTEMBER 30, 1998
(Dollars in millions, except share and per share data)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING EXPENSES AND NET LOSS

Overall operating expense decreased by $1.2 million for the quarter ended September 30, 1998 to $4.6 million. This is due to decreased research and development expenditures of $0.7 million and a decrease of $0.5 million in sales, marketing and general and administrative expenses. The previously reported operating expenses for the quarter ended September 30, 1997 was $5.4 million. The adjustment of $0.4 million was primarily due to the amortization of the capitalized software, compensation expense accruals, and other general and administrative accruals.

The net loss for the quarter ended September 30, 1998, was $1.9 million compared to $3.1 million for the quarter ended September 30, 1997.

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

CYBERGUARD CORPORATION
SEPTEMBER 30, 1998
(Dollars in millions, except share and per share data)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company and certain former officers and directors were named in twenty-five shareholder lawsuits. The plaintiffs sued for unspecified compensatory damages, legal fees, and litigation costs. The Company is unable to predict the ultimate outcome or potential financial impact of this litigation.

The consolidated financial statements do not include any adjustments relating to the realization of assets and the recognition and satisfaction of liabilities that might be necessary as a result of the matters described in this Item 2 or
Part II Item 1 of this report. At September 30, 1998, the Company had cash and cash equivalents on hand of $1.53 million representing a decrease of $0.25 million from $1.77 million as of June 30, 1998. Accounts receivable decreased by $ 0.9 million. Inventory levels decreased by $0.2 million. The Company received $0.5 million from the receivable due on Arca sale. Property and equipment additions amounted to $0.058 million for the quarter ended September 30, 1998. These additions consisted of office equipment, furniture, development computers, and demonstration equipment.

The Company's principal sources of liquidity at September 30, 1998, consisted of cash, accounts and notes receivable, and the revolving line of credit with Coast Business Credit and vendor trade credit. The revolving line of credit with Coast Business Credit is based on available eligible accounts receivable and inventory. The line of credit decreased $.8 million for the three months ended September 30, 1998, from $2.2 million to $1.4 million.

The Company uses the U.S. Dollar as its reporting currency for financial statement purposes. The Company conducts business in numerous countries around the world through its international subsidiary which uses local currency to denominate their transactions, and is, therefore, subject to certain risks

CYBERGUARD CORPORATION
SEPTEMBER 30, 1998
(Dollars in millions, except share and per share data)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

associated with fluctuating foreign currencies. The resulting changes in the financial statements do not indicate any underlying changes in the financial position of the international subsidiary, but merely reflect the adjustment in the carrying value of the net assets of this subsidiary at the current U.S. dollar exchange rate. Due to the long-term nature of the Company's investment in this subsidiary, the translation adjustments resulting from these exchange rate fluctuations are excluded from the results of operations and recorded in a separate component of consolidated stockholders' equity. The $0.029 million increase for the quarter ended September 30, 1998, is a result of the weakening of the dollar since June 30, 1998. The Company monitors its currency exposure but does not hedge its translation exposure due to the high economic costs of such a program and the long-term nature of its investment in its European subsidiary.

Based upon information currently available to the Company, including the Company's current level of sales, its margins on sales, its expected levels of expense, opportunities for selling additional network security products and the availability of additional equity and debt financing, the Company believes that it has an opportunity to execute on its business plans and achieve profitability in the long term. There can be no assurance, however, that the Company will be able to execute on its business plans, or that it will not be required to obtain additional financing or capital infusions. There can be no assurance that the Company will be able to secure additional financing or that such additional financing will be on terms and conditions acceptable to the Company. Any additional financing may involve dilution of the interests of the Company's then existing shareholders. The future liquidity of the Company will be affected by numerous factors, including sales volumes, gross margins, the levels of selling, general and administrative expenses, levels of required capital expenditures and access to external sources of financing. Management believes that upon execution of its business plan which includes tactics to achieve operating efficiencies, use of availability under its current line of credit, and the issuance of convertible debt, that it will enable it to continue as a going concern. Other recent and possible future events that could also materially impact the Company's ability to successfully execute on its business plans are described in Information Relating to Forward Looking Statements of this Report on Form 10-Q.

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

CYBERGUARD CORPORATION
SEPTEMBER 30, 1998
(Dollars in millions, except share and per share data)



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

CYBERGUARD CORPORATION
SEPTEMBER 30, 1998
(Dollars in millions, except share and per share data)



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

CYBERGUARD CORPORATION
SEPTEMBER 30, 1998
(Dollars in millions, except share and per share data)



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

CYBERGUARD CORPORATION
SEPTEMBER 30, 1998
(Dollars in millions, except share and per share data)



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

CYBERGUARD CORPORATION
PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

         (a)  Exhibits:

              (27) Financial Data Schedule

         (b) Reports filed on Form 8-K during the quarter ended September 30, 1998 On August 28, 1998- Changes in Registrant's Certifying Accountant On September 19, 1998- Disposition of Assets On September 30, 1998- Amendment with letter exhibit from predecessor certifying accountant

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 7, 1999             CYBERGUARD CORPORATION


                                    By: /s/ David Proctor
                                        --------------------------------------
                                        Chairman and Chief Executive Officer



                                    By: /s/ Terrence A. Zielinski
                                        --------------------------------------
                                        Vice President of Finance and Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer)