Form 10-Q
period 1999-09-30
CYBERGUARD CORP
filed 1999-11-12
CIK 927133

                       SECURITIES AND EXCHANGECOMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q


          (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to ______________


                         Commission file number 0-24544


                             CYBERGUARD CORPORATION
-------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

           FLORIDA                                    65-0510339
-------------------------------------------------------------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer
 Incorporation or Organization)                  Identification No.)

2000 WEST COMMERCIAL BLVD., SUITE 200, FORT LAUDERDALE, FLORIDA           33309
-------------------------------------------------------------------------------
(Address of Principle Executive Offices)                             (Zip Code)

Registrant's Telephone Number, Including Area Code        954-958-3900

-------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report

     Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),

Yes [X]   No [ ]

and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

          As of November 10, 1999, 9,134,235 shares of the Registrant's $0.01 par value Common Stock were outstanding.

CYBERGUARD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)

PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

                             CYBERGUARD CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
             (Dollars in thousands except share and per share data)


                                                                Three Months Ended
                                                              ------------------------
                                                              Sept. 30,      Sept. 30,
                                                                1999            1998
                                                              ---------      ---------
Revenues:
Products                                                       $3,263         $ 1,513
Services                                                        1,068             494
                                                           ----------      ----------
  Total revenues                                                4,331           2,007

Cost of revenues:
Products                                                          532             856
Services                                                          695             311
                                                           ----------      ----------
  Total cost of revenues                                        1,227           1,167
                                                           ----------      ----------
Gross profit                                                    3,104             840
                                                           ----------      ----------

Operating expenses:
Research and development                                          883             896
Selling, general and administrative                             2,451           3,701
                                                           ----------      ----------
  Total operating expenses                                      3,334           4,597

Operating loss                                                   (230)         (3,757)
                                                           ----------      ----------
Other income (expense)
Interest expense, net                                            (344)            (45)
Gain on sale of assets                                             14           1,820
Other income (expense)                                            (24)             67
                                                           ----------      ----------
  Total other income (expense)                                   (354)          1,842

Net loss                                                       $ (584)        $(1,915)
                                                           ==========      ==========
Basic and fully-diluted loss per common share                  $(0.06)        $ (0.21)
                                                           ==========      ==========
Weighted average number of common shares outstanding        9,088,680       8,909,315
                                                           ==========      ==========




     See accompanying notes to condensed consolidated financial statements

                             CYBERGUARD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                             (Dollars in thousands)


                                                                     Sept. 30,      June 30,
                                                                       1999           1999
                                                                     ---------      --------
ASSETS
Cash and cash equivalents                                             $  2,223      $ 2,622
Restricted cash                                                            908          908
Accounts receivable, less allowance for uncollectible accounts
 of $285 at Sept. 30, 1999 and $407 at June 30, 1999                     2,906        2,021
Inventories, net                                                           158          210
Capitalized software, net                                                  247          185
Other current assets                                                       985          482
                                                                      --------     --------
 Total current assets                                                    7,427        6,428

Property and equipment at cost, less accumulated
 depreciation of $803 at Sept. 30, 1999 and
 $922 at June 30, 1999                                                   1,084        1,154
Non-compete agreements, net                                                490          560
Other assets                                                               145          135
                                                                      --------     --------
     Total assets                                                     $  9,146     $  8,277
                                                                      ========     ========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Line of credit and note payable                                          1,404        2,054
Accounts payable                                                         1,239        2,766
Deferred revenue                                                         2,546        2,047
Accrued expenses and other liabilities                                   2,127        3,210
                                                                      --------     --------
 Total current liabilities                                               7,316       10,077
Note Payable                                                               650           --
Convertible debenture, net                                               3,314          885
                                                                      --------     --------
 Total liabilities                                                      11,280       10,962
                                                                      --------     --------
Shareholders' deficit
Common stock par value $0.01 authorized 20,000,000 shares
 issued and outstanding 9,123,771 at Sept. 30, 1999
 and 9,064,756 at June 30, 1999                                             91           91
Additional paid-in capital                                              74,816       73,677
Accumulated deficit                                                    (77,058)     (76,475)
Accumulated other comprehensive income                                      17           22
                                                                      --------     --------
 Total shareholders' deficit                                            (2,134)      (2,685)
                                                                      --------     --------
     Total liabilities and shareholders' deficit                      $  9,146      $ 8,277
                                                                      ========     ========


     See accompanying notes to condensed consolidated financial statements

                             CYBERGUARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                  (Unaudited)
                             (Dollars in thousands)



                                                                         Three Months Ended
                                                                       ------------------------
                                                                       Sept. 30,     Sept. 30,
                                                                         1999          1998
                                                                       ---------      ---------
Cash flows from operating activities
Net loss                                                                $  (584)     $(1,915)
Adjustment to reconcile net loss to net cash
  used by operating activities:
Depreciation                                                                104          217
Amortization                                                                102           76
Interest on retirement of convertible debt                                  240
Interest on new convertible debt                                             31
Compensation and benefits                                                    --           59
Provision for uncollectible accounts receivable                            (122)         243
Provision for inventory reserve                                              --           10
Gain on sale of business assets                                              --       (1,820)

Changes in assets and liabilities
Accounts receivable                                                        (763)         692
Other current assets                                                       (503)        (273)
Inventories                                                                  52          209
Accounts payable                                                         (1,527)          19
Accrued expenses and other liabilities                                     (802)         (37)
Deferred revenue                                                          1,149          865
Other, net                                                                   21          (24)
                                                                        -------      -------
  Net cash used by operating activities                                  (2,602)      (1,679)
                                                                        -------      -------

Cash flows provided by (used in) investing activities
Capitalized software costs                                                  (90)          --
Additions/deletions to PPE                                                  (34)         (58)
Proceeds from receivable on Arca sale                                        --          500
                                                                        -------      -------
  Net cash provided (used) by investing activities                         (124)         442
                                                                        -------      -------

Cash flows provided by (used in) financing activities
Proceeds from sale of business assets                                        --        1,820
Issuance of new convertible debt                                          4,313           --
Retirement of existing convertible debt                                  (1,125)          --
Notes Payable                                                              (334)          --
Repayments on revolving line of credit                                     (597)        (831)
Proceeds from sale of common stock                                           70           --
                                                                        -------      -------
  Net cash provided from financing activities                             2,327          989
                                                                        -------      -------

Net increase (decrease) in cash                                            (399)        (248)
Cash and cash equivalents at beginning of period                          2,622        1,773
                                                                        -------      -------
Cash and cash equivalents at end of period                              $ 2,223      $ 1,525
                                                                        =======      =======
Supplemental disclosure of cash flow information
Cash paid for interest                                                      400           62
                                                                        =======      =======
Cash paid for income taxes                                                   --           --
                                                                        =======      =======
Non-cash financing activities
Beneficial conversion feature on new convertible debt                     1,038           --
                                                                        =======      =======


CYBERGUARD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)


1. BASIS OF PRESENTATION

The Company has prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate so as to make the information contained not misleading. These interim financial statements and the notes should be read in conjunction with the financial statements and the notes included in the Company's 10-K for the year ended June 30, 1999. In the Company's opinion, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the information shown have been included. Generally accepted accounting standards also requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclose contingent assets and liabilities at the date of the financial statements. Significant estimates include those made for software development costs, reserve for inventories, the allowance for uncollectible accounts, and contingencies. Actual results could differ from those estimates.

The results of operations for the three months ended September 30, 1999 presented are not necessarily indicative of the results of operations that may be expected for the year ending June 30, 2000.

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted per share data includes the dilutive effect s of options, warrants and convertible securities. Since the effects of the outstanding options, warrants and convertible securities are anti-dilutive, they are not included in the calculation of diluted loss per share.

The Company's operating results and financial condition may be impacted by a number of factors including, but not limited to the following, any of which could cause actual results to vary materially from current and historical results or the Company's anticipated future results. A portion of the Company's revenue is derived from its international operations and sources. As a result, the Company's operations and financial results have been affected by international factors such as changes in foreign currency exchange rates or weak economic conditions in the international markets in which the Company distributes its products. The network security industry is highly competitive and competition is expected to intensify. There are numerous companies competing in segments of the market in which the Company does business. Competitors include organizations significantly larger and with more development, marketing and financial resources than the Company. In addition, the Company is subject to risks and uncertainties which include, but are not limited to, the timely development of and acceptance of new products, impact of competitive products, regulation, inventory obsolescence, the ultimate outcome of certain litigation matters, and cash balances in excess of federally insured limits.


2. LITIGATION

In August 1998, the Company and certain current and former officers and directors were named as defendants in 25 shareholder lawsuits filed in the United States District Court for the Southern District of Florida. All of the lawsuits purport to be brought on behalf of a class of all persons who purchased or otherwise acquired the Company's common stock during various periods from October 7, 1997, through August 24, 1998. The lawsuits allege, among other things, that as a result of accounting issues relating to the Company's revenue recognition practices, defendants knowingly or recklessly caused the Company to publish false and misleading financial statements which

CYBERGUARD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)


caused the Company's common stock prices to rise artificially. One lawsuit also alleges violations of common law. The plaintiffs are seeking an unspecified amount of damages, interest, costs and attorney fees. These cases have been transferred and consolidated into a single case for purposes of all pre-trial matters and trial (the "Shareholder Litigation"). An amended consolidated complaint was filed on August 23, 1999, after the filing of the Company's restated financial results. On October 30, 1999, the Company filed a Motion to Dismiss Plaintiffs' Amended Class Action Complaint.

The Company's obligation to indemnify its officers and directors under the aforementioned lawsuits is insured to the extent of the limits of the applicable insurance policies. The Company has notified its insurance carrier of the existence of the lawsuits, and the carrier has sent the Company a reservation of rights letter. The Company intends to vigorously defend these actions, and believes that in the event that it is unsuccessful, insurance coverage will be available to defray a portion, or substantially all, of the expense of defending and settling the lawsuits or paying a judgment. However, the Company is unable to predict the ultimate outcome of the litigation. There can be no assurance that the Company will be successful in defending the lawsuits or if unsuccessful, insurance will be available to pay all or any portion of the expense of the lawsuits. If the Company is unsuccessful in defending the lawsuits and the insurance coverage is unavailable or insufficient, the resolution of the lawsuits could have a material adverse effect on the Company's consolidated financial position, results of operations, and cash flows. The Company's consolidated financial statements do not include any adjustments related to these matters.

On April 30, 1999, the Company sold substantially all of the assets of its TradeWave division to Digital Signature Trust Company ("DST"). In June 1999, CyberGuard filed a lawsuit against DST and Zions First National Bank, N.A. that alleged breach of contract, tortious interference and fraud. Also in June 1999, DST filed a lawsuit against the Company alleging fraud, negligent misrepresentation, and unjust enrichment, with unspecified damages, and rescission and reformation of contract. The Company and DST agreed to settle both actions on October 29, 1999.

On September 16, 1999, the Company filed a lawsuit against KPMG Peat Marwick LLP ("KPMG") and August A. Smith, the KPMG engagement partner, Case No. 99-21700CA05, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County. The Company alleges KPMG failed to properly audit the Company's financial statements and provided inaccurate advice on accounting matters for fiscal years 1997 and 1998 and on accounting treatment of certain matters at the end of fiscal year 1996. The action alleges professional malpractice, breach of fiduciary duty, breach of contract and trade libel and seeks damages in excess of $10 million.

The Company is involved from time to time in other litigation on various matters relating to the conduct of its business. The Company believes that these other litigation matters, single or collective, will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

3. RELATED PARTY TRANSACTIONS

On August 26, 1999, certain directors, officers and employees invested in the Company's convertible debenture offering, contributing a total of $614,000. The interest rate on the convertible debt is 11.5% per annum. The debt can be converted into approximately 614,000 shares of common stock at a conversion price equal to $1.00 per share. In addition, the Company issued approximately 614,000 warrants to purchase the Company's common stock at $2.00 per share. The warrants are exercisable any time before August 2004. The terms of the debt agreement permit the conversion of the debt to common stock at a discount to market. This discount is considered a beneficial conversion feature and, at the date of

CYBERGUARD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)


issuance of the debt, is being recognized as interest expense over the shortest possible conversion period. The convertible debt is subordinated to the Company's senior debt.

On August 26, 1999, David R. Proctor, Chairman and Chief Executive Officer, signed a promissory note in the amount of $100,000 to facilitate his participation in the convertible debt offering. The interest rate on the note is 11.5% per annum. The promissory note is being repaid bi-weekly in lieu of salary, including any bonus payments. The note is expected to be paid in full by March 2000.

4. SUBSEQUENT EVENTS

On October 11, 1999, the Company appointed the accounting firm of Grant Thornton LLP as the Company's independent accountants for fiscal year 2000 and dismissed PricewaterhouseCoopers LLP effective with such appointment. The decision to dismiss PricewaterhouseCoopers LLP and appoint Grant Thornton LLP was approved by the Audit Committee of the Company's Board of Directors.

On October 29, 1999, the Company and DST agreed to settle both lawsuits resulting from the sale of CyberGuard's TradeWave division to DST on April 30, 1999. The Company will receive $135,000 from funds being held in escrow and will execute a $60,000 non-interest-bearing promissory note with a maturity date of October 28, 2000.

On October 30, 1999, the Company filed a Motion in the Shareholder Litigation to Dismiss Plaintiffs' Amended Class Action Complaint, which was filed on August 23, 1999, after the filing of the Company's restated financial results.

CYBERGUARD CORPORATION
SEPTEMBER 30, 1999
(DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)


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

As previously announced, due to a review of its revenue recognition policy relating to distributors and resellers, the Company has restated the results for the first three quarters of fiscal year ended June 30, 1998, as filed in the Form 8K, July 30, 1999, and included in the Form 10K filed on August 31, 1999. As a result, the financial information regarding the 1998 fiscal year presented in this Item 2 and elsewhere in the Form 10-Q, is as restated, unless otherwise indicated.

RESULTS OF OPERATIONS

The quarter ended September 30, 1999 compared to the quarter ended September 30, 1998

NET REVENUES

Net revenues consist primarily of network security products and services including third party security products and service and support related to security products. For the quarter ended September 30, 1999, net revenues increased by $2.3 million when compared to the quarter ended September 30, 1998. The $2.3 million increase was comprised of an increase of $1.7 million in network security product revenues and an increase of $0.6 million in service revenues. The $1.7 million or 116% increase in network security product revenues is due primarily to the Company's recovery from the effect of the announcement on August 24, 1998 regarding the expected restatement of the prior year financial results. That announcement had a dampening effect on revenues for the quarter ended September 30, 1998. Revenues from support services related to firewall products and certificate authority increased $0.5 million from $0.5 million for the three months ended September 30, 1998 to $1.0 million for the three months ended September 30, 1999. This increase is due to the continued growth in the number of installed units over the prior year. Support services for network security products accounted for 24.7% of revenues during the quarter ended September 30, 1999, as compared to 24.6% of revenues during the quarter ended September 30, 1998.

GROSS PROFIT

Gross Profit as a percentage of revenues increased to 72% from 41% for the quarter ended September 30, 1999. The increase is attributable to the increased level of revenues relative to the fixed cost components of cost of revenues, to the shift in product mix to predominately software only sales, and to the absence of any former TradeWave Division operations.

OPERATING EXPENSES, OTHER INCOME AND EXPENSE AND NET LOSS

Overall, operating expenses decreased $1.3 million for the quarter ended September 30, 1999 to $3.3 million. This is due to decreased compensation and related employee costs (the Company's headcount decreased 31% compared to September 30, 1998), reduced level of professional accounting and legal fees, and better cost controls over outside consulting and other third party contracts.

Other Income and Expense decreased $2.1 million for the quarter ended September 30, 1999 to ($0.3) million. This is due in part to a one-time gain on sale of assets of $1.8 million during 1998 related to the sale of the Company's Galaxy

CYBERGUARD CORPORATION
SEPTEMBER 30, 1999
(DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)


Search Engine. It is also in part related to an increase in interest expense of $0.3 million associated with the issuance of the new convertible debt, the payment of the original convertible debt, and the revolving line of credit.

The net loss for the quarter ended September 30, 1999 was $0.6 million compared to $1.9 for the quarter ended September 30, 1998. The Company did not provide for income taxes due to the significant net operating loss carryforwards available.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced losses since its inception as a network security company. The Company's historical uses of cash have been to fund net losses from operations, establish inventory stocking levels, and fund capital expenditures for property, equipment and software. For the quarter ended September 30, 1999, the Company incurred a net loss of approximately $584,000 on revenues of approximately $4.3 million. For the quarter ended September 30, 1998, the Company incurred a net loss of approximately $1.9 million on revenues of approximately $2.0 million.

The Company and certain former officers and directors were named in twenty-five shareholder lawsuits. The plaintiffs sued for unspecified compensatory damages, legal fees, and litigation costs. The Company is unable to predict the ultimate outcome or potential financial impact of this litigation.

The consolidated financial statements do not include any adjustments relating to the realization of assets and the recognition and satisfaction of liabilities that might be necessary as a result of the matters described in this Item 2 or Part II, Item 1 of this report. At September 30, 1999, the Company had cash and cash equivalents on hand of $2.2 million representing a decrease of $0.4 million from $2.6 million as of June 30, 1999. Accounts payable and accrued liabilities decreased by $2.6 million, accounts receivable increased by $.9 million, property and equipment decreased $0.07 million, and inventory levels decreased by $0.05 million compared to June 30, 1999.

The Company's principal sources of liquidity at September 30, 1999, consisted of cash, accounts receivable, a revolving line of credit with Coast Business Credit, and vendor trade credit. The revolving line of credit with Coast Business Credit is based on available eligible account receivables and inventory. The line of credit decreased $.6 million, from $2.0 million to $1.4 million compared to June 30, 1999.

On August 26, 1999, the Company entered into a financing transaction with Fernwood Partners II, LLC ("Fernwood") and certain officers, directors and employees of the Company, through which the Company obtained a total amount of $4,313,484 (the "Fernwood Financing"). In the Fernwood Financing, Fernwood provided $3,699,484 and certain other directors, executive officers and employees of the Company provided $614,000. All of the financing consisted of promissory notes convertible into the Company's Common Stock at $1 per share and warrants to purchase an equivalent number of shares of the Company's Common Stock at $2.00 per share. The terms of the debt agreement permit the conversion of the debt to common stock at a discount to market. This discount is considered a beneficial conversion feature. The beneficial conversion feature at the date of issuance of the debt of $1,069,621 is being recognized over the thirty-four month conversion period. The Fernwood Financing bears interest at a rate of 11.5% per annum and is secured by a lien on all of the Company's assets. Part of the proceeds from this financing was used to repay a $1,125,000 loan and accrued interest to Fernwood Partners, LLC, a limited liability company that provided financing to the Company in December 1998.

The Company uses the U.S. Dollar as its reporting currency for financial statement purposes. The Company conducts business in numerous countries around the world through its international subsidiary that uses the local currency to denominate its transactions. Therefore, the Company is subject to certain risks associated with fluctuating foreign currencies. The resulting changes in the financial statements do not indicate any underlying changes in the financial

CYBERGUARD CORPORATION
SEPTEMBER 30, 1999
(DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)


position of the international subsidiary, but merely reflect the adjustment in the carrying value of the net assets of this subsidiary at the current U.S. dollar exchange rate.

Due to the long-term nature of the Company's investment in this subsidiary, the translation adjustments resulting from these exchange rate fluctuations are excluded from the results of operations and recorded in a separate component of consolidated stockholders' equity. There was no significant change for the quarter ended September 30, 1999. The Company monitors its currency exposure but does not hedge its translation exposure due to the high economic costs of such a program and the long-term nature of its investment in its European subsidiary.

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

The Company recognizes the need to ensure Year 2000 issues will not adversely impact its operations. The Company has put into place a Year 2000 risk management initiative. This initiative's scope covers both the Company's information technology (IT) systems and non-IT systems and addresses all areas of the Year 2000 issues as defined by the Information Technology Association of America (ITAA).

Based on the ongoing assessment relative to the Company's current software service offerings, the Company believes that the current versions of its products are Year 2000 compliant. The Company has reviewed, and continues to review, internal management information and other systems in order to identify and to further modify those products, services or systems that may not be Year

CYBERGUARD CORPORATION
SEPTEMBER 30, 1999
(DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)


2000 compliant. Based on the Company's assessment to date, the Company believes that internal management information and other systems are either Year 2000 compliant or will not require substantial effort or cost to make them Year 2000 compliant.

The Company's Year 2000 initiative also addresses vendor relationships (both IT and non-IT) and their readiness/preparedness relating to Year 2000 issues. IT vendors include software providers, hardware providers, service providers, off-the-shelf software publishers and IT consultants. Non-IT providers include electric power suppliers; vendors of uninterruptable power supplies and generators, telecommunications service and equipment providers, business partners, facilities maintainers and other non-IT service contractors. In the event that third parties cannot provide the Company with products, services or systems that are Year 2000 compliant on a timely basis, the Company's business could be materially adversely affected. To date, the Company has not discovered nor does it anticipate any material Year 2000 issues with vendors and service providers. Evaluation of vendor Year 2000 preparedness is an on-going process. As the Company's Year 2000 evaluation does not evaluate its vendors' vendors nor its vendors' customer base viability issues, the Company may be required to develop contingency plans to address specific vendor/service provider concerns. Many of the Company's customers maintain their Internet operations on servers, which may be impacted by Year 2000 complications. The failure of the Company's customers to ensure that their servers are Year 2000 compliant could have a material adverse effect on the Company's customers, which in turn could have a material adverse affect on the Company's business, if the Company's customers are forced to cease or interrupt Internet operations or experience malfunctions related to their equipment.

While the Company believes its Year 2000 initiative is appropriate given its available resources, there can be no assurance that the Company will identify and remedy all Year 2000 problems in a timely fashion, that any remedial efforts in this regard will not involve significant time and expense, or that such problems will not have a material adverse affect on the Company's business. The Company has been addressing these makers on an ongoing basis for the past two years and has incurred minimal cost to date, due to the dynamic nature of the development process.

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

CYBERGUARD CORPORATION
SEPTEMBER 30, 1999
(DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)


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

The Company's future success is based largely on its ability to develop and sell increasingly technologically advanced network security solutions at sufficient volume and prices to become profitable on a consistent basis. The velocity of technological change has accelerated and the Company believes that it is important to its future that it keeps pace with these changes. The Company believes that competition will continue to intensify in the rapidly evolving markets in which the Company is involved, and that the continued development of technologically advanced products will be necessary to keep its products current. The Company believes that its ability to generate adequate cash flow from operations will be critical to its future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES CONCERNING MARKET RISK

We have limited exposure to financial market risks, including changes in interest rates. The fair value of our investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. A fluctuation in interest rates would not significantly affect interest expense on debt obligations since a significant portion of the debt obligation is at a fixed rate of interest.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 24, 1998, the Company announced, among other things, that due to a review of its revenue recognition policies relating to distributors and resellers, it would restate prior financial results. After the August 24, 1998 announcement, twenty-five purported class action lawsuits were filed by alleged shareholders against the Company and certain current and former officers and directors. Each of these lawsuits was filed in the United States District Court for the Southern District of Florida. These actions seek damages purportedly on

CYBERGUARD CORPORATION
SEPTEMBER 30, 1999
(DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)


behalf of all persons who purchased or otherwise acquired the Company's common stock during various periods from October 7, 1997 through August 24, 1998. The complaints allege, among other things, that as a result of accounting irregularities relating to the Company's revenue recognition policies, the Company's previously issued financial statements were materially false and misleading and that the defendants knowingly or recklessly published these financial statements which caused the Company's common stock prices to rise artificially. The actions allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. One action also alleges violations of common law. Pursuant to an order issued by the Court, these actions have been consolidated into one action, styled Stephen Cheney, et al.
v. CyberGuard Corporation, Robert L. Carberry and William D. Murray, Case No. 98-6879-CIV-Gold, in the United States District Court, Southern District of Florida. An amended consolidated complaint was filed on August 23, 1999, after the filing of the Company's restated financial results. On October 30, 1999, the Company filed a Motion to Dismiss Plaintiffs' Amended Class Action Complaint.

On April 30, 1999, the Company sold substantially all of the assets of its TradeWave division to Digital Signature Trust Company ("DST"). In June 1999, CyberGuard filed a lawsuit against DST and Zions First National Bank, N.A. in state court in Austin, Texas. The action was removed to United States District Court, Western District of Texas, Case No. 99-CA-431-JN. The Company alleged breach of contract, tortious interference and fraud. Also in June 1999, DST filed a lawsuit against the Company in United States District Court, District of Utah, Case No. 99CV 0417G, alleging fraud, negligent misrepresentation, unjust enrichment, with unspecified damages, and rescission and reformation of contract. The Company and DST agreed to settle both actions on October 29, 1999. The Company will receive $135,000 from funds being held in escrow and will execute a $60,000 non-interest-bearing promissory note with a maturity date of October 28, 2000.

On September 16, 1999, the Company filed a lawsuit against KPMG Peat Marwick LLP ("KPMG") and August A. Smith, the KPMG engagement partner, Case No. 99-21700CA05, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County. The Company alleges KPMG failed to properly audit the Company's financial statements and provided inaccurate advice on accounting matters for fiscal years 1997 and 1998 and on accounting treatment of certain matters at the end of fiscal year 1996. The action alleges professional malpractice, breach of fiduciary duty, breach of contract and trade libel and seeks damages in excess of $10 million.

In August 1998, the Securities and Exchange Commission (the "SEC") began an informal investigation into certain accounting and financial reporting practices of the Company and its officers, directors and employees. In September 1999, the Company was notified that the SEC had begun a formal investigation into certain accounting and financial reporting practices of the Company and its officers, directors and employees.

The Company is unable to predict the ultimate outcome of the litigation and investigation described above in this Part II, Item 1. The resolution of such matters could have a material adverse affect on the Company's results of operations and financial position. The Company's financial statements do not include any adjustments related to these matters.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 17, 1998, the Company executed an agreement to issue $1,125,000 of convertible debt. The debt was convertible into 750,000 shares of Company common stock at a conversion price equal to $1.50 per share. In addition, the Company issued the debt holders 500,000 warrants to purchase the Company's common stock at $2.00.

CYBERGUARD CORPORATION
SEPTEMBER 30, 1999
(DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)


On August 26, 1999, the Company closed an additional offering of convertible debt in the approximate amount of $4,300,000, from which the prior $1,125,000 convertible debt was repaid. The majority of the new debt is with the same debt holders as the previous transaction. The interest rate is 11.5% per annum. The debt can be converted, at the debt holder's option, into approximately 4,300,000 shares of Company common stock at a conversion price equal to $1.00 per share. In addition, the warrants from the December 1998 transaction were cancelled and the Company issued approximately 4,300,000 warrants to purchase the Company's common stock at $2.00 per share. The warrants are exercisable at any time before August 2004. The terms of the debt agreement permit the conversion of the debt to Company common stock at a discount to market. This discount is considered a beneficial conversion feature and, at the date of issuance of the debt, is being recognized as interest expense over the shortest possible conversion period. The convertible debt is subordinated to the Company's senior debt.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During September 1999, the Company's senior creditor, Coast Business Credit ("Coast''), notified the Company it was no longer in default under the loan agreement between the Company and Coast. As a result, the Company reclassified the three-year note to non-current. In addition, pursuant to the Coast loan agreement, the interest rate was adjusted to prime plus 2%.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

     Exhibit No.    Exhibit Description
     -----------    -------------------
     3.1     --     Bylaws of the Company
     10.1    --     Loan and Security Agreement dated December 29, 1997 between the Company, TradeWave Corporation and Coast Business
                    Credit, as amended.(i)
     10.2    --     Amendment Nr. 2 to Loan and Security Agreement, dated
                    October 6, 1999 between the Company and Coast Business
                    Credit.
     10.3    --     Loan Agreements dated August 26, 1999, between (i) the
                    Company and Fernwood Partners II, LLC; (ii) the Company and
                    certain officers, directors and employees of the Company;
                    and (iii) the Company and David R. Proctor.
     27.1    --     Financial Data Schedule
     -----------------

     (i) Filed with the Company's Quarterly Report on Form 10-Q for the period filed on February 13, 1998 and incorporated herein by reference.

(b) Reports filed on Form 8-K during the quarter ended September 30, 1999:

     On July 30, 1999 - Audited Financial Statements for the fiscal years ended June 30, 1998 and 1997 and Quarterly Restatements for fiscal years 1998 and 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 11, 1999                            CYBERGUARD CORPORATION



                                       By: /s/ David R. Proctor
                                           ------------------------------------
                                           Chairman and Chief Executive Officer



                                       By: /s/ Terrence A. Zielinski
                                           ------------------------------------
                                           Vice President of Finance and Chief
                                           Financial Officer (Principal
                                           Financial and Accounting Officer)