Form 10-Q
period 1999-12-31
CYBERGUARD CORP
filed 2000-02-14
CIK 927133

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


          (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from         to
                                                  -------   ----------

                         Commission file number 0-24544


                             CYBERGUARD CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

           FLORIDA                                           65-0510339
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

2000 WEST COMMERCIAL BLVD., SUITE 200, FORT LAUDERDALE, FLORIDA            33309
--------------------------------------------------------------------------------
(Address of Principle Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code        954-958-3900
                                                   -----------------------------

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

Yes [X]   No [ ]

          As of February 9, 2000, 9,294,711 shares of the Registrant's $0.01 par value Common Stock were outstanding.

                           CYBERGUARD CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
           (Dollars in thousands except share and per share data)


                                                            Three Months Ended              Six Months Ended
                                                        --------------------------      -------------------------
                                                          Dec. 31,        Dec. 31,        Dec. 31,       Dec. 31,
                                                            1999            1998            1999           1998
                                                        -----------      ----------     -----------     -----------
Revenues:
Products                                                $     3,498      $    3,941     $     6,763     $     5,453
Services                                                        872             736           1,939           1,231
                                                        -----------      ----------     -----------     -----------
  Total revenues
                                                              4,370           4,677           8,702           6,684

Cost of revenues:
Products                                                        849           1,197           1,387           2,052
Services                                                        259             439             948             751
                                                        -----------      ----------     -----------     -----------
  Total cost of revenues                                      1,108           1,636           2,335           2,803

Gross profit                                                  3,262           3,041           6,367           3,881

Operating expenses:
Research and development                                        707             850           1,552           1,746
Selling, general and administrative                           2,407           3,996           4,896           7,697
                                                        -----------      ----------     -----------     -----------
  Total operating expenses                                    3,114           4,846           6,448           9,443
                                                        -----------      ----------     -----------     -----------
Operating income (loss)                                         148          (1,805)            (81)         (5,562)

Other income (expense)
Interest expense, net                                          (319)            (31)           (662)            (76)
Gain on sale of assets                                           24              --              --           1,820
Other income (expense)                                           85               7              98              74
                                                        -----------      ----------     -----------     -----------
  Total other income (expense)                                 (210)            (24)           (564)          1,818
                                                        -----------      ----------     -----------     -----------
Net income (loss)                                       $       (62)     $   (1,829)    $      (645)    $    (3,744)
                                                        ===========      ==========     ===========     ===========
Basic and fully-diluted loss per common share           $     (0.01)     $    (0.20)    $     (0.07)    $     (0.42)
                                                        ===========      ==========     ===========     ===========
Weighted average number of common shares outstanding      9,148,283       8,950,223       9,118,481       8,929,769
                                                        ===========      ==========     ===========     ===========




      See accompanying notes to condensed consolidated financial statements

                         CYBERGUARD CORPORATION

                  CONDENSED CONSOLIDATED BALANCE SHEET
                              (Unaudited)
                         (Dollars in thousands)



                                                                     Dec. 31,       June 30,
                                                                       1999           1999
                                                                     --------       --------
ASSETS
Cash and cash equivalents                                            $  2,927       $  2,622
Restricted cash                                                           650            908
Accounts receivable, less allowance for  uncollectible accounts
  of $141 at Dec. 31, 1999 and $407 at June 30, 1999                    2,082          2,021
Inventories, net                                                          119            210
Capitalized software, net                                                 467            185
Other current assets                                                      623            482
                                                                     --------       --------
  Total current assets                                                  6,868          6,428

Property and equipment at cost, less accumulated
  depreciation of $890 at Dec. 31, 1999 and
  $922 at June 30, 1999                                                 1,096          1,154
Non-compete agreements, net                                               420            560
Other assets                                                              160            135
                                                                     --------       --------
        Total assets                                                 $  8,544       $  8,277
                                                                     ========       ========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Line of credit and note payable                                         1,670          2,054
Accounts payable                                                        1,043          2,766
Deferred revenue                                                        2,349          2,047
Accrued expenses and other liabilities                                  1,419          3,210
                                                                     --------       --------
  Total current liabilities                                             6,481         10,077
                                                                     --------       --------
Note Payable                                                              650             --
Convertible debenture, net                                              3,508            885
                                                                     --------       --------
 Total liabilities                                                     10,639         10,962
                                                                     --------       --------

Shareholders' deficit
Common stock par value $0.01 authorized 50,000,000 shares
   issued and outstanding 9,202,377 at Dec. 31, 1999
   and 9,064,756 at June 30, 1999                                          92             91
Additional paid-in capital                                             74,941         73,677
Accumulated deficit                                                   (77,119)       (76,475)
Accumulated other comprehensive income                                     (9)            22
                                                                     --------       --------
  Total shareholders' deficit                                          (2,095)        (2,685)
                                                                     --------       --------
        Total liabilities and shareholders' deficit                  $  8,544       $  8,277
                                                                     ========       ========



     See accompanying notes to condensed consolidated financial statements

                      CYBERGUARD CORPORATION

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                            (Unaudited)
                      (Dollars in thousands)



                                                             Six Months Ended
                                                           ---------------------
                                                           Dec. 31,   Dec. 31,
                                                             1999       1998
                                                           -------       -------
Cash flows from operating activities
Net  loss                                                  $  (645)      $(3,744)
Adjustment to reconcile net loss to net cash
  used by operating activities:
Depreciation                                                   188           385
Amortization                                                   244           158
Interest on retirement of convertible debt                     240
Interest on new convertible debt                                95
Compensation and benefits                                       --           123
Provision for uncollectible accounts receivable               (266)          290
Provision for inventory reserve                                 --            20
Gain on sale of business assets                                 --        (1,820)

Changes in assets and liabilities
Accounts receivable                                            205        (1,426)
Other current assets                                          (141)         (214)
Inventories                                                     91            (1)
Accounts payable                                            (1,723)           14
Accrued expenses and other liabilities                      (1,511)          (86)
Deferred revenue                                               952         1,212
Other, net                                                      78            89
                                                           -------       -------
  Net cash used by operating activities                     (2,193)       (5,000)

Cash flows provided by (used in) investing activities
Capitalized software costs                                    (350)         (140)
Additions/deletions to Property & Equipment                   (130)         (112)
Proceeds from sale of Arca Systems                              --         3,261
                                                           -------       -------
  Net cash provided (used) by investing activities            (480)        3,009
                                                           -------       -------

Cash flows provided by (used in) financing activities
Proceeds from sale of business assets                           --         1,820
Change in restricted cash                                      258          (258)
Issuance of new convertible debt                             4,314         1,125
Retirement of existing convertible debt                     (1,125)           --
Notes Payable                                                 (610)           --
Repayments on revolving line of credit                         (55)         (925)
Proceeds from sale of common stock                             196            19
                                                           -------       -------
  Net cash provided from financing activities                2,978         1,781
                                                           -------       -------

Net increase (decrease) in cash                                305          (210)
Cash and cash equivalents at beginning of period             2,622         1,773

Cash and cash equivalents at end of period                 $ 2,927       $ 1,563
                                                           =======       =======
Supplemental disclosure of cash flow information
Cash paid for interest                                         482             0
                                                           =======       =======
Cash paid for income taxes                                      --            --
Non-cash financing activities
Beneficial conversion feature on new convertible debt          952            --
                                                           =======       =======




      See accompanying notes to condensed consolidated financial statements

CYBERGUARD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
(UNAUDITED)


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

The results of operations for the six months ended December 31, 1999 presented are not necessarily indicative of the results of operations that may be expected for the year ending June 30, 2000.

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. Since the effects of the outstanding options, warrants and convertible securities are anti-dilutive, they are not included in the calculation of diluted loss per share.

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

CYBERGUARD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
(UNAUDITED)


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

The Company's obligation to indemnify its officers and directors under the aforementioned lawsuit is insured to the extent of the limits of the applicable insurance policies. The Company has notified its insurance carrier of the existence of the lawsuits, and the carrier has sent the Company a reservation of rights letter. The Company intends to vigorously defend these actions, and believes that in the event that it is unsuccessful, insurance coverage will be available to defray a portion, or substantially all, of the expense of defending and settling the lawsuits or paying a judgment. However, the Company is unable to predict the ultimate outcome of the litigation. There can be no assurance that the Company will be successful in defending the lawsuits or if unsuccessful, insurance will be available to pay all or any portion of the expense of the lawsuits. If the Company is unsuccessful in defending the lawsuits and the insurance coverage is unavailable or insufficient, the resolution of the lawsuits could have a material adverse effect on the Company's consolidated financial position, results of operations, and cash flows. The Company's consolidated financial statements do not include any adjustments related to these matters.

On April 30, 1999, the Company sold substantially all of the assets of its TradeWave division to Digital Signature Trust Company ("DST"). In June 1999, CyberGuard filed a lawsuit against DST and Zions First National Bank, NA that alleged breach of contract, tortious interference and fraud. Also in June 1999, DST filed a lawsuit against the Company alleging fraud, negligent misrepresentation, and unjust enrichment, with unspecified damages, and rescission and reformation of contract. The Company and DST settled both actions on October 27, 1999, with the Company receiving $135,000 from funds being held in escrow and DST receiving a $60,000 non-interest-bearing promissory note with a maturity date of October 26, 2000.

On September 16, 1999, the Company filed a lawsuit against KPMG Peat Marwick LLP ("KPMG") and August A. Smith, the KPMG engagement partner, Case No. 99-21700CA05, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County. The Company alleges KPMG failed to properly audit the Company's financial statements and provided inaccurate advice on accounting matters for fiscal years 1997 and 1998 and on accounting treatment of certain matters at the end of fiscal year 1996. The action alleges professional malpractice, breach of fiduciary duty, breach of contract and trade libel and seeks damages in excess of $10 million. On December 29, 1999, KPMG served the Company with a Motion to Dismiss the Complaint for failure to state a cause of action. Discovery is in its initial stage.

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

CYBERGUARD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
(UNAUDITED)


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

4. SUBSEQUENT EVENTS

On January 24, 2000, the Company entered into a Master Purchase and Sale Agreement with a major web-hosting company, in which they have committed to purchase a minimum of 500 units of the Company's KnightSTAR(TM) premium appliance firewall solution. This agreement represents the single largest commitment in the Company's history and will translate into a revenue stream of approximately $6M over the next twelve months.

On January 25, 2000, the Company announced the launch of its premium appliance firewall, KnightSTAR. Designed to meet the needs of the high-volume, high-performance data centers, this high-end firewall product, with superior security and performance, combines the functionality and price of a network appliance as a bundled hardware and software package. This internet infrastructure product is a fully integrated, high-density, pre-staged and ready to operate firewall, which includes browser-based central and remote management features, carries an ITSEC E-3 certification and is built to NSA B-2 specifications with its hardened UNIX-based operating system.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company provides a full suite of products and services for the network security industry. The products offered by the Company include the CyberGuard(R) Firewall, proprietary and third-party technology (such as Virtual Private Network, authentication, virus scanning, encryption, advanced reporting, high availability and centralized management), and training, consulting, support maintenance, and installation services.

RESULTS OF OPERATIONS

THE QUARTER ENDED DECEMBER 31, 1999 COMPARED TO THE QUARTER ENDED
DECEMBER 31, 1998

NET REVENUES

Net revenues consist primarily of network security products and services including third party security products and service and support related to security products. For the quarter ended December 31, 1999, net revenues decreased $0.3 million when compared to the quarter ended December 31, 1998. The $4.4 million of revenue was comprised of $3.5 million from the sales of network security products and $0.9 million from the sales of training, consulting, support maintenance, and installation services. The $0.4 million decrease in network security product revenue as compared to last year was offset somewhat by a $0.1 million increase in service revenue as compared to last year. Both the decrease in product revenue and the increase in service revenue, particularly support maintenance revenue, are directly attributed to the marketplace's concerns regarding the effects of Y2K.

GROSS PROFIT

Gross Profit as a percentage of revenues increased to 75% for the quarter ended December 31, 1999 from 65% when compared to the quarter ended December 31, 1998. The increase is attributable to the increased level of revenues relative to the fixed cost components of cost of revenues, to the shift in product mix to predominately software only sales, and to the absence of any former TradeWave Division operations.

OPERATING EXPENSES, OTHER INCOME AND EXPENSE AND NET LOSS

Overall, operating expenses decreased $1.7 million for the quarter ended December 31, 1999 to $3.1 million. This is due to decreased compensation and related employee costs, reduced professional accounting and legal fees, and better cost controls over outside consulting and other third party contracts. Additionally, the Company reduced its provision for uncollectible accounts by $106,000, reflecting a better than estimated realization of accounts receivable.

Other Income and Expense increased $0.2 million for the quarter ended December 31, 1999 to ($0.2) million. This is the related to an increase in interest expense of $0.2 million associated with the issuance of the new convertible debt.

The net loss for the quarter ended December 31, 1999 was $62,000 compared to $1.8 million for the quarter ended December 31, 1998. The Company did not provide for income taxes due to the significant net operating loss carryforwards available.

THE SIX-MONTH PERIOD ENDED DECEMBER 31, 1999 COMPARED TO THE SIX-MONTH PERIOD ENDED DECEMBER 31, 1998

NET REVENUES

For the six-month period ended December 31, 1999, net revenues increased by approximately $2.0 million to $8.7 million when compared to the six-month period ended December 31, 1998 of $6.7 million. Product revenue increased 24%, or $1.3 million, and service revenue increased 58%, or $0.7 million, over the same period last year. The increase in both product and service revenue is directly attributed to the return of consumer confidence in the Company's management, products, and future.

GROSS PROFIT

Gross Profit as a percentage of revenues increased to 73% for the six-month period ended December 31, 1999 from 58% when compared to the six-month period ended December 31, 1998. The increase is attributable to the increased level of revenues relative to the fixed cost components of cost of revenues, to the shift in product mix to predominately software only sales, and to the absence of any former TradeWave Division operations.

OPERATING EXPENSES, OTHER INCOME AND EXPENSE AND NET LOSS

Overall, operating expenses decreased $3.0 million for the six-month period ended December 31, 1999 to $6.4 million. The $2.8 million decrease in selling, general and administrative expenses was the result of significant staffing reductions and an overall reduction in discretionary spending. Additionally, the Company reduced its provision for uncollectible accounts by $266,000 reflecting a better than estimated realization of accounts receivable for the six-month period.

Other Income and Expense changed by $2.4 million for the six-month period ended December 31, 1999 to ($0.6) million. The change relates to the increase in interest expense of $0.6 million associated with the issuance of the new convertible debt and a non-recurring, one-time gain of $1.8 million realized from the sale of the Company's Arca division in 1998.

The net loss for the six-month period ended December 31, 1999 was $0.6 million compared to $3.7 million for the six-month period ended December 31, 1998. The Company did not provide for income taxes due to the significant net operating loss carryforwards available.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced losses since its inception as a network security company. The Company's historical uses of cash have been to fund the net losses from operations, the research and development of its products, and the capital expenditures for property, equipment and software. For the quarter ended December 31, 1999, the Company incurred a net loss of approximately $62,000 on revenues of approximately $4.4 million. For the quarter ended December 31, 1998, the Company incurred a net loss of approximately $1.8 million on revenues of approximately $4.7 million. For the six-month period ended December 31, 1999, the Company incurred a net loss of approximately $0.6 million on revenues of approximately $8.7 million. For the six-month period ended December 31, 1998, the Company incurred a net loss of approximately $3.7 million on revenues of $6.7 million.

At December 31, 1999, the Company had cash and cash equivalents on hand of $2.9 million representing an increase of $0.3 million from $2.6 million as of June 30, 1999. Accounts payable and accrued liabilities decreased by $3.2 million, accounts receivable increased $.06 million, property and equipment decreased $0.06 million, and inventory levels decreased by $0.09 million compared to June 30, 1999.

The Company's principal sources of liquidity at December 31, 1999, consisted of cash, accounts receivable, a revolving line of credit with Coast Business Credit, and vendor trade credit. The revolving line of credit with Coast Business Credit is based on available eligible account receivables and inventory. The line of credit decreased $.4 million, from $2.1 million to $1.7 million compared to June 30, 1999.

On August 26, 1999, the Company entered into a financing transaction with Fernwood Partners II, LLC ("Fernwood") and certain officers, directors and employees of the Company, through which the Company obtained a total amount of $4,313,484 (the "Fernwood Financing"). In the Fernwood Financing, Fernwood provided $3,699,484 and certain directors, executive officers and employees of the Company provided $614,000. All of the financing consisted of promissory notes convertible into the Company's Common Stock at $1.00 per share and warrants to purchase an equivalent number of shares of the Company's Common Stock at $2.00 per share. The terms of the debt agreement permit the conversion of the debt to common stock at a discount to market. This discount is considered a beneficial conversion feature. The beneficial conversion feature at the date of issuance of the debt of $1,069,621 is being recognized as interest expense over the thirty-four month conversion period. The Fernwood Financing bears interest at a rate of 11.5% per annum and is secured by a lien on all of the Company's assets. Part of the proceeds from this financing was used to repay a $1,125,000 loan and accrued interest to Fernwood Partners, LLC, a limited liability company that provided financing to the Company in December 1998.

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

Due to the long-term nature of the Company's investment in this subsidiary, the translation adjustments resulting from these exchange rate fluctuations are excluded from the results of operations and recorded in a separate component of consolidated stockholders' equity. There was no significant change for the quarter ended December 31, 1999. The Company monitors its currency exposure but does not hedge its translation exposure due to the high economic costs of such a program and the long-term nature of its investment in its European subsidiary.

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

RISK RELATED TO YEAR 2000 PROBLEM

The Year 2000 problem stems from the use of a two-digit date to represent the year (e.g., 85 = 1985) in computer software and firmware. It was thought that many currently installed computer systems were not capable of distinguishing dates beginning with the year 2000 from dates prior to the year 2000. Computer systems or applications used by many companies in a wide variety of industries could experience operating difficulties unless the systems or applications were modified to adequately process information related to the date change. A degree of uncertainty still exists in the software and other industries concerning the scope and magnitude of problems associated with the century change. Many industry experts believe that the extent of Year 2000 issues may not be realized until after March 31, 2001.

While the Company believes its Year 2000 risk management initiative's scope covered both the Company's information technology (IT) systems and non-IT systems and addressed all areas of the Year 2000 issues as defined by the Information Technology Association of America (ITAA), and to date there have been no Year 2000 issues detected, there can be no assurance that the Company has identified and remedied all Year 2000 problems, and that such problems will not have a material adverse affect on the Company's business.

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

These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that the actual results might differ materially from those suggested or projected in the forward-looking statements. Accordingly, there can be no assurance that the forward-looking statements will occur, or that results will not vary significantly from those described in the forward-looking statements. Some of the factors that might cause future actual events to differ from those predicted or assumed include: future advances in technologies and computer security; the Company's history of significant annual operating losses and the financing of these losses through the sale of assets and newly issued Company securities; risks related to the early stage of the Company's existence and its products' development; the Company's history of losses; the Company's ability to execute on its business plans; the Company's dependence on outside parties such as its key customers and alliance partners; competition from major computer hardware, software, and networking companies; risks relating to the year 2000 problem; risk and expense of government regulation and effects on changes in regulation; the limited experience of the Company in marketing its products; uncertainties associated with product performance liability; risks associated with growth and expansion; risks associated with obtaining patent and intellectual property right protection; uncertainties in availability of expansion capital in the future and other risks associated with capital markets. In addition, certain recent events that have occurred also are factors that might cause future actual events to differ from those predicted or assumed, including: the impact of the restatement of financial results for the Company's fiscal year ended June 30, 1997, and quarters ended September 30, 1997, December 31, 1997, and March 31, 1998; the completion of the numerous organizational changes and the assembly of a new management team for CyberGuard; the outcome of a purported class action lawsuit against the Company and certain current and former officers and directors relating to the restatement of financial results for the fiscal periods noted above and the SEC investigation regarding these matters; the delisting of the Company from the NASDAQ National Market; and the Company's past delinquency in filing reports that were required to be filed under the Securities Exchange Act of 1934 (which, among other things, restricts the Company from being able to use Form S-3, a simplified method of registering securities for sale with the Securities and Exchange Commission). The Company is now current in its filings with the SEC. In addition, the forward-looking statements herein involve assumptions, risks and uncertainties, including, but not limited to economic, competitive, operational, management, governmental, regulatory, litigation and technological factors affecting the Company's operations, liquidity, capital resources, markets, strategies, products, prices and other factors discussed elsewhere herein and in the other documents filed by the Company with the Securities and Exchange Commission. Many of the foregoing factors are beyond the Company's control.

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

On April 30, 1999, the Company sold substantially all of the assets of its TradeWave division to Digital Signature Trust Company ("DST"). In June 1999, CyberGuard filed a lawsuit against DST and Zions First National Bank, NA in state court in Austin, Texas. The action was removed to United States District Court, Western District of Texas, Case No. 99-CA-431-JN. The Company alleged breach of contract, tortious interference and fraud. Also in June 1999, DST filed a lawsuit against the Company in United States District Court, District of Utah, Case No. 99CV 0417G, alleging fraud, negligent misrepresentation, unjust enrichment, with unspecified damages, and rescission and reformation of contract. The Company and DST settled both actions on October 27, 1999, with the Company receiving $135,000 from funds being held in escrow and DST receiving a $60,000 non-interest-bearing promissory note with a maturity date of October
26, 2000.

On September 16, 1999, the Company filed a lawsuit against KPMG Peat Marwick LLP ("KPMG") and August A. Smith, the KPMG engagement partner, Case No. 99-21700CA05, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County. The Company alleges KPMG failed to properly audit the Company's financial statements and provided inaccurate advice on accounting matters for fiscal years 1997 and 1998 and on accounting treatment of certain matters at the end of fiscal year 1996. The action alleges professional malpractice, breach of fiduciary duty, breach of contract and trade libel and seeks damages in excess of $10 million. On December 29, 1999, KPMG served the Company with a Motion to Dismiss the Complaint for failure to state a cause of action. Discovery is in its initial stage.

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

On August 26, 1999, the Company closed an offering of convertible debt in the approximate amount of $4,300,000, from which the prior $1,125,000 convertible debt was repaid. The majority of the new debt is with the same debt holders as the previous transaction. The interest rate is 11.5% per annum. The debt can be converted, at the debt holder's option, into approximately 4,300,000 shares of common stock at a conversion price equal to $1.00 per share. In addition, the warrants from the December 1998 transaction were cancelled and the Company issued approximately 4,300,000 warrants to purchase the Company's common stock at $2.00 per share. The warrants are exercisable at any time before August 2004. The terms of the debt agreement permit the conversion of the debt to Company common stock at a discount to market. This discount is considered a beneficial conversion feature and, at the date of issuance of the debt, is being recognized as interest expense over the shortest possible conversion period. The convertible debt is subordinated to the Company's senior debt.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 8, 1999, the Company held its Annual Meeting of Shareholders at the Marriott by Courtyard at Cypress Creek, in Fort Lauderdale, Florida. David L. Manning and David R. Proctor were nominated as members to the Board of Directors for a period of two years and William G. Scott was nominated as a member to the Board of Directors for a period of three years. Mr. Manning received 8,190,291 votes in favor of his appointment, while 134,023 shareholders withheld, Mr. Proctor received 8,192,149 votes in favor of his appointment, while 132,165 shareholders withheld, and Mr. Scott received 8,202,310 votes in favor of his appointment, while 122,004 shareholders withheld. C. Shelton James and Richard
P. Rifenburgh continue on in their current capacity as Board members.

Two other matters were brought for vote during the annual meeting: an amendment to CyberGuard's Amended and Restated Articles of Incorporation to increase the number of shares of Common Stock authorized for issuance from 20,000,000 to 50,000,000 shares, and the ratification of Grant Thornton LLP as the Company's independent public accountants for the fiscal year ending June 30, 2000. The amendment to increase the number of shares of Common Stock authorized was passed with 7,742,841 votes in favor, 532,655 votes against and 48,817 abstentions. The ratification of Grant Thornton LLP was passed with 8,223,033 votes in favor, 66,194 votes against, and 35,087 abstentions.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     EXHIBIT NR.         EXHIBIT DESCRIPTION
     -----------         -------------------
     27.1      --        Financial Data Schedule

     -----------------

(b) Reports filed on Form 8-K during the quarter ended December 31, 1999: On October 15, 1999 - Changes in Registrant's Certifying Accountant

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: February 14, 2000                CYBERGUARD CORPORATION




                                        By: /s/ David R. Proctor
                                            ------------------------------------
                                            Chairman and Chief Executive Officer



                                        By: /s/ Terrence A. Zielinski
                                            --------------------------------
                                            Vice President of Finance and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)