Form 10-Q
period 2000-03-31
CYBERGUARD CORP
filed 2000-05-10
CIK 927133

                        SECURITIES AND EXCHANGECOMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


          (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 2000
                                                --------------
                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________


                         Commission file number 0-24544


                             CYBERGUARD CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

            FLORIDA                                        65-0510339
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

     2000 WEST COMMERCIAL BLVD., SUITE 200, FORT LAUDERDALE, FLORIDA    33309
--------------------------------------------------------------------------------
              (Address of Principle Executive Offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code  954-958-3900
                                                    ------------------------

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

Yes   [X]   No   [ ]

          As of May 8, 2000, 9,703,190 shares of the Registrant's $0.01 par value Common Stock were outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         CYBERGUARD CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEET
                              (Unaudited)
                         (Dollars in thousands)


                                                                        Mar. 31,        June 30,
                                                                         2000             1999
                                                                       --------         --------
ASSETS
Cash and cash equivalents                                              $  1,720         $  2,622
Restricted cash                                                             650              908
Accounts receivable, less allowance for  uncollectible accounts
  of $79 at Mar. 31, 2000 and $407 at June 30, 1999                       5,106            2,021
Inventories, net                                                            109              210
Capitalized software, net                                                   709              185
Other current assets                                                      1,169              482
                                                                       --------         --------
  Total current assets                                                    9,463            6,428

Property and equipment at cost, less accumulated
  depreciation of $1,021 at Mar. 31, 2000 and
  $922 at June 30, 1999                                                   1,120            1,154
Non-compete agreements, net                                                 350              560
Other assets                                                                155              135
                                                                       --------         --------
        Total assets                                                   $ 11,088         $  8,277

LIABILITIES AND SHAREHOLDERS' DEFICIT
Line of credit and note payable                                           1,837            2,054
Accounts payable                                                          1,388            2,766
Deferred revenue                                                          3,020            2,047
Accrued expenses and other liabilities                                    1,616            3,210
                                                                       --------         --------
  Total current liabilities                                               7,861           10,077
Note Payable                                                                650               --
Convertible debenture, net                                                3,758              885
                                                                       --------         --------
 Total liabilities                                                       12,269           10,962
                                                                       --------         --------

Shareholders' deficit
Common stock par value $0.01 authorized 50,000,000 shares
   issued and outstanding 9,602,644 at Mar. 31, 2000
   and 9,064,756 at June 30, 1999                                            96               91
Additional paid-in capital                                               75,482           73,677
Accumulated deficits                                                    (76,849)         (76,475)
Accumulated other comprehensive income                                       90               22
                                                                       --------         --------
  Total shareholders' deficit                                            (1,181)          (2,685)
                                                                       --------         --------
        Total liabilities and shareholders' deficit                    $ 11,088         $  8,277
                                                                       ========         ========



      See accompanying notes to condensed consolidated financial statements

                           CYBERGUARD CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
           (Dollars in thousands except share and per share data)


                                                               Three Months Ended                      Nine Months Ended
                                                          -------------------------------       -------------------------------
                                                            Mar. 31,           Mar. 31,           Mar. 31,          Mar. 31,
                                                              2000               1999               2000              1999
                                                          ------------       ------------       ------------       ------------
Revenues:
Products                                                  $      4,577       $      3,174       $     11,340       $      8,627
Services                                                           688                696              2,627              1,927
                                                          ------------       ------------       ------------       ------------
  Total revenues                                                 5,265              3,870             13,967             10,554

Cost of revenues:
Products                                                         1,305                808              2,692              2,860
Services                                                           474                413              1,421              1,164
                                                          ------------       ------------       ------------       ------------
  Total cost of revenues                                         1,779              1,221              4,113              4,024

                                                          ------------       ------------       ------------       ------------
Gross profit                                                     3,486              2,649              9,854              6,530
                                                          ------------       ------------       ------------       ------------

Operating expenses:
Research and development                                           568                857              2,120              2,603
Selling, general and administrative                              2,216              3,244              7,114             10,941
                                                          ------------       ------------       ------------       ------------
  Total operating expenses                                       2,784              4,101              9,234             13,544

                                                          ------------       ------------       ------------       ------------
Operating income (loss)                                            702             (1,452)               620             (7,014)
                                                          ------------       ------------       ------------       ------------

Other income (expense)
Interest expense, net                                             (317)                16               (979)               (60)
Gain on sale of assets                                              --                 --                 --              1,820
Other income (expense)                                            (115)                 4                (16)                78
                                                          ------------       ------------       ------------       ------------
  Total other income (expense)                                    (432)                20               (995)             1,838

Net income (loss)                                         $        270       $     (1,432)      $       (375)      $     (5,176)
                                                          ============       ============       ============       ============

Basic earnings (loss) per common share                    $       0.03       $      (0.16)      $      (0.04)      $      (0.58)
                                                          ============       ============       ============       ============

Weighted average number of common shares outstanding         9,346,682          8,992,493          9,193,995          8,950,036
                                                          ============       ============       ============       ============

Diluted earnings (loss) per common share                  $       0.01       $      (0.16)      $      (0.04)      $      (0.58)
                                                          ============       ============       ============       ============

Diluted common shares outstanding                           19,192,665          8,992,493          9,193,995          8,950,036
                                                          ============       ============       ============       ============




   See accompanying notes to condensed consolidated financial statements

                     CYBERGUARD CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                           (Unaudited)
                     (Dollars in thousands)



                                                               Nine Months Ended
                                                             ----------------------
                                                             Mar. 31,       Mar. 31,
                                                               2000           1999
                                                             --------        -------
Cash flows from operating activities
Net loss                                                     $  (375)        $(5,175)
Adjustment to reconcile net loss to net cash
  used by operating activities:
Depreciation                                                     321             597
Amortization                                                     355             341
Interest on retirement of convertible debt                       240
Interest on new convertible debt                                 523
Compensation and benefits                                         --             158
Provision for uncollectible accounts receivable                 (328)            290
Provision for inventory reserve                                   --              29
Gain on sale of business assets                                   --          (1,820)

Changes in assets and liabilities
Accounts receivable                                           (2,757)            434
Other current assets                                            (687)            541
Inventories                                                      101            (255)
Accounts payable                                              (1,377)            370
Accrued expenses and other liabilities                        (1,314)            196
Deferred revenue                                                 974            (990)
Other, net                                                        49            (391)
                                                             -------         -------
  Net cash used by operating activities                       (4,275)         (5,675)
                                                             -------         -------

Cash flows provided by (used in) investing activities
Capitalized software costs                                      (665)           (140)
Additions/deletions to Property & Equipment                     (287)           (160)
Proceeds from sale of Arca Systems                                --           3,261
                                                             -------         -------
  Net cash provided (used) by investing activities              (952)          2,961
                                                             -------         -------

Cash flows provided by (used in) financing activities
Proceeds from sale of business assets                             --           1,820
Change in restricted cash                                        258            (258)
Issuance of new convertible debt                               4,313           1,125
Retirement of existing convertible debt                       (1,125)             --
Notes Payable                                                    (36)             --
Revolving line of credit                                         188            (687)
Proceeds from stock options excercised                           594
Proceeds from sale of common stock                               133              19
                                                             -------         -------
  Net cash provided from financing activities                  4,325           2,019
                                                             -------         -------

Net decrease in cash                                            (902)           (695)
Cash and cash equivalents at beginning of period               2,622           1,773

                                                             -------         -------
Cash and cash equivalents at end of period                   $ 1,720         $ 1,078
                                                             =======         =======

Supplemental disclosure of cash flow information
Cash paid for interest                                           482               0
                                                             =======         =======
Cash paid for income taxes                                        --              --
                                                             =======         =======

Non-cash financing activities
Beneficial conversion feature on new convertible debt            856              --
                                                             =======         =======






   See accompanying notes to condensed consolidated financial statements

CYBERGUARD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)


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

The results of operations for the nine months ended March 31, 2000 presented are not necessarily indicative of the results of operations that may be expected for the year ending June 30, 2000.

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted per share data includes the dilutive effects of options, warrants and convertible securities. The following reconciles the basic and diluted earnings per share calculation for the quarter ended March 31, 2000.


   Dollars in Thousands,
    Except Per Share
         Amounts                               Q300 Net Income      Weighted Average Shares     Per Share Amount
  ----------------------                       ---------------      ------------------------    ----------------
Net earnings per share - basic                      $ 270                 9,346,682                    $ .03

Effect of Dilutive Shares:
  Stock options outstanding                                               2,112,481
  Convertible debt                                                        4,485,076
  Warrants outstanding                                                    3,248,426

Net earnings per share - diluted                    $ 270                19,192,665                    $ .01

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

CYBERGUARD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)


marketing and financial resources than the Company. In addition, the Company is subject to risks and uncertainties which include, but are not limited to, the timely development of and acceptance of new products, impact of competitive products, regulation, inventory obsolescence, the ultimate outcome of certain litigation matters, and cash balances in excess of federally insured limits.


2. LITIGATION

In August 1998, the Company and certain former officers and directors were named as defendants in 25 shareholder lawsuits filed in the United States District Court for the Southern District of Florida. All of the lawsuits purport to be brought on behalf of a class of all persons who purchased or otherwise acquired the Company's common stock during various periods from October 7, 1997, through August 24, 1998. The lawsuits allege, among other things, that as a result of accounting issues relating to the Company's revenue recognition practices, defendants knowingly or recklessly caused the Company to publish false and misleading financial statements which caused the Company's common stock prices to rise artificially. One lawsuit also alleges violations of common law. The plaintiffs are seeking an unspecified amount of damages, interest, costs and attorney fees. These cases have been transferred and consolidated into a single case for purposes of all pre-trial matters and trial (the "Shareholder Litigation"). An amended consolidated complaint was filed on August 23, 1999, after the filing of the Company's restated financial results. On October 30, 1999, the Company filed a Motion to Dismiss Plaintiffs' Amended Class Action Complaint.

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

On September 16, 1999, the Company filed a lawsuit against KPMG Peat Marwick LLP ("KPMG") and August A. Smith, the KPMG engagement partner, Case No. 99-21700CA05, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County. The Company alleged KPMG failed to properly audit the Company's financial statements and provided inaccurate advice on accounting matters for fiscal years 1997 and 1998 and on accounting treatment of certain matters at the end of fiscal year 1996. The complaint alleges professional malpractice, breach of fiduciary duty, breach of contract and trade libel and seeks damages in excess of $10 million. In March 2000, the venue was transferred to the Circuit Court of the 17th Judicial Circuit in and for Broward County, Case No. 00-004102-CACE-14.

In August 1998, the Securities and Exchange Commission (the "SEC") began an informal investigation into certain accounting and financial reporting practices of the Company and its officers, directors and employees. In September 1999, the Company was notified that the SEC had begun a formal investigation

CYBERGUARD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)


into certain accounting and financial reporting practices of the Company and its officers, directors and employees.

The Company is unable to predict the ultimate outcome of the litigation and investigation described above in this Part I, Item 2. The resolution of such matters could have a material adverse affect on the Company's results of operations and financial position. The Company's financial statements do not include any adjustments related to these matters.


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

On August 26, 1999, David R. Proctor, Chairman and Chief Executive Officer signed a promissory note in the amount of $100,000 to facilitate his participation in the convertible debt offering. The interest rate on the note is 11.5% per annum. The promissory note was being repaid biweekly in lieu of salary, including any bonus payments. The note was paid in full on March 3, 2000.

4. SUBSEQUENT EVENTS

On September 29, 1999, the Company entered into a settlement agreement with Digital Signature Trust Company ("DST") in connection with the lawsuits filed after the sale of the Company's TradeWave division to DST. See Form 10-Q filed on February 14, 2000. In April 2000, the Company filed a Motion to Enforce the Settlement Agreement against DST. DST also filed a Motion to Enforce the Settlement Agreement against the Company.

On April 14, 2000, the Court denied in part, and granted in part, KPMG's Motion to Dismiss the Company's complaint for failure to state a cause of action, with a leave to amend. The Company filed an amended complaint on May 1, 2000.

CYBERGUARD CORPORATION
MARCH 31, 2000
(DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company provides a full suite of products and services for the network security industry. The products offered by the Company include the CyberGuard(R) Firewall, KnightSTARO, proprietary and third-party technology (such as Virtual Private Network, authentication, virus scanning, encryption, advanced reporting, high availability and centralized management), and training, consulting, support maintenance, and installation services.

RESULTS OF OPERATIONS

THE QUARTER ENDED MARCH 31, 2000 COMPARED TO THE QUARTER ENDED MARCH 31, 1999

NET REVENUES

Net revenues consist primarily of network security products and services including third party security products and service and support related to security products. Net revenues increased $1.395 million for the quarter ended March 31, 2000; when compared to the quarter ended March 31, 1999. The $5.265 million of revenue was comprised of $4.577 million from the sales of network security products and $688,000 from the sales of training, consulting, support maintenance, and installation services. The $1.403 million increase in network security product revenue as compared to last year was offset somewhat by a $8,000 decrease in service revenue as compared to last year. The increase in product revenue is directly attributed to the successful launch of the Company's premium appliance firewall KnightSTAR.

GROSS PROFIT

Gross Profit as a percentage of revenues decreased slightly to 66% for the quarter ended March 31, 2000 when compared to 68% for the quarter ended March 31, 1999. The decrease is attributable to the shift in product sales from software only sales to KnightSTAR sales.

OPERATING EXPENSES, OTHER INCOME AND EXPENSE AND NET LOSS

Operating Expenses decreased $1.317 million for the quarter ended March 31, 2000 to $2.784 million. This is due to decreased compensation and related employee costs, reduced professional accounting and legal fees, and better cost controls over outside consulting and other third party contracts.

Total Other Income and Expense increased $452,000 for the quarter ended March 31, 2000 to ($432,000) million. This is the related to an increase in interest expense associated with the issuance of the new convertible debt.

Net Income for the quarter ended March 31, 2000 was $270,000 compared to a net loss of $1.432 million for the quarter ended March 31, 1999. The Company did not provide for income taxes due to the significant net operating loss carryforwards available.

CYBERGUARD CORPORATION
MARCH 31, 2000
(DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)



THE NINE-MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO THE NINE-MONTH PERIOD ENDED MARCH 31, 1999

NET REVENUES

Revenues increased by approximately $3.413 million to $13.967 million for the nine-month period ended March 31, 2000; when compared to $10.554 million for the nine-month period ended March 31, 1999. Product revenue increased 31%, or $2.713 million, and service revenue increased 36%, or $700,000, over the same period last year. The increase in both product and service revenue is directly attributed to the return of consumer confidence in the Company's management, products, and future.

GROSS PROFIT

Gross Profit as a percentage of revenues increased to 71% for the nine-month period ended March 31, 2000 as compared to 62% for the nine-month period ended March 31, 1999. The increase is attributable to the increased level of revenues relative to the fixed personnel cost component of cost of revenues and to the absence of any former TradeWave Division operations.

OPERATING EXPENSES, OTHER INCOME AND EXPENSE AND NET LOSS

Operating Expenses decreased $4.310 million for the nine-month period ended March 31, 2000 to $9.234 million. The $3.827 million decrease in selling, general and administrative expenses was the result of significant staffing reductions and an overall reduction in discretionary spending.

Total Other Income and Expense for the nine-month period ended March 31, 2000 were ($995,000) when compared to $1.838 million for the nine-month period ended March 31, 1999. The current year expense primarily related to interest expense associated with the issuance of the new convertible debt, while the prior year's income related to a non-recurring, one-time gain of $1.8 million realized from the sale of business assets.

Net Loss for the nine-month period ended March 31, 2000 was $375,000 million compared to $5.176 million for the nine-month period ended March 31, 1999. The Company did not provide for income taxes due to the significant net operating loss carryforwards available.


LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 2000, the Company achieved net income for the first time in its history and grew EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) to $846,000. However, the Company previously experienced losses since its inception as a network security company. The Company's historical uses of cash have been to fund the net losses from operations, the research and development of its products, and the capital expenditures for property, equipment and software. For the quarter ended March 31, 2000, the Company recorded net income of approximately $270,000 on revenues of approximately $5.265 million. For the quarter ended March 31, 1999, the Company incurred a net loss of approximately $1.432 million on revenues of approximately $3.870 million. For the nine-month period ended March 31, 2000, the Company incurred a net loss of approximately $375,000 on revenues of approximately $13.967 million. For the nine-month period ended March 31, 1999, the Company incurred a net loss of approximately $5.176 million on revenues of $10.554 million.

At March 31, 2000, the Company had cash and cash equivalents on hand of $1.720 million representing a decrease of $902,000 from $2.622 million as of June 30, 1999. Accounts payable and accrued liabilities decreased by $2.972 million, accounts receivable (net) increased $3.085 million, property and equipment decreased $34,000, and inventory levels decreased by $101,000 compared to June 30, 1999. On April 4, 2000, the Company made its final payment of $137,500, per its $650,000 Settlement Agreement with

CYBERGUARD CORPORATION
MARCH 31, 2000
(DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)


Information Resource Engineering, Inc. (IRE), effectively releasing the Company from any further obligation to IRE.

The Company's principal sources of liquidity at March 31, 2000, consisted of cash, accounts receivable, a revolving line of credit with Coast Business Credit, and vendor trade credit. The revolving line of credit with Coast Business Credit is based on available eligible account receivables and inventory. The line of credit increased $188,000, to $2.242 million from $2.054 million compared to June 30, 1999.

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

Due to the long-term nature of the Company's investment in this subsidiary, the translation adjustments resulting from these exchange rate fluctuations are excluded from the results of operations and recorded in a separate component of consolidated stockholders' equity. There was no significant change for the quarter ended March 31, 2000. The Company monitors its currency exposure but does not hedge its translation exposure due to the high economic costs of such a program and the long-term nature of its investment in its European subsidiary.

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

Based upon information currently available to the Company, including the Company's current level of sales, its margins on sales, its expected levels of expense, opportunities for selling additional network security products and the availability of additional equity and debt financing, the Company believes that it

CYBERGUARD CORPORATION
MARCH 31, 2000
(DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)


has an opportunity to execute on its business plans and achieve long term profitability. There can be no assurance, however, that the Company will be able to execute on its business plans, or that it will not be required to obtain additional financing or capital infusions. There can be no assurance that the Company will be able to secure additional financing or that such additional financing will be on terms and conditions acceptable to the Company. Any additional financing may involve dilution of the interests of the Company's then existing shareholders. The future liquidity of the Company will be affected by numerous factors, including sales volumes, gross margins, the levels of selling, general and administrative expenses, levels of required capital expenditures and access to external sources of financing. Other recent and possible future events that could also materially impact the Company's ability to successfully execute on its business plans are described in Information Relating to Forward Looking Statements of this Report on Form 10-Q.

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

These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that the actual results might differ materially from those suggested or projected in the forward-looking statements. Accordingly, there can be no assurance that the forward-looking statements will occur, or that results will not vary significantly from those described in the forward-looking statements. Some of the factors that might cause future actual events to differ from those predicted or assumed include: future advances in technologies and computer security; the Company's history of significant annual operating losses and the financing of these losses through the sale of assets

CYBERGUARD CORPORATION
MARCH 31, 2000
(DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)


and newly issued Company securities; risks related to the early stage of the Company's existence and its products' development; the Company's history of losses; the Company's ability to execute on its business plans; the Company's dependence on outside parties such as its key customers and alliance partners; competition from major computer hardware, software, and networking companies; risks relating to the year 2000 problem; risk and expense of government regulation and effects on changes in regulation; the limited experience of the Company in marketing its products; uncertainties associated with product performance liability; risks associated with growth and expansion; risks associated with obtaining patent and intellectual property right protection; uncertainties in availability of expansion capital in the future and other risks associated with capital markets. In addition, certain recent events that have occurred also are factors that might cause future actual events to differ from those predicted or assumed, including: the impact of the restatement of financial results for the Company's fiscal year ended June 30, 1997, and quarters ended September 30, 1997, December 31, 1997, and March 31, 1998; the completion of the numerous organizational changes and the assembly of a new management team for CyberGuard; the outcome of a purported class action lawsuit against the Company and certain former officers and directors relating to the restatement of financial results for the fiscal periods noted above and the SEC investigation regarding these matters; the de-listing of the Company from the NASDAQ National Market; and the Company's past delinquency in filing reports that were required to be filed under the Securities Exchange Act of 1934 (which, among other things, restricts the Company from being able to use Form S-3, a simplified method of registering securities for sale with the Securities and Exchange Commission). The Company continues to be current in its filings with the SEC. In addition, the forward-looking statements herein involve assumptions, risks and uncertainties, including, but not limited to economic, competitive, operational, management, governmental, regulatory, litigation and technological factors affecting the Company's operations, liquidity, capital resources, markets, strategies, products, prices and other factors discussed elsewhere herein and in the other documents filed by the Company with the Securities and Exchange Commission. Many of the foregoing factors are beyond the Company's control.

The Company's future success is based largely on its ability to develop and sell increasingly technologically advanced network security solutions at sufficient volume and prices to become profitable on a consistent basis. The velocity of technological change has accelerated, and the Company believes that it is important to its future that it keeps pace with these changes. The Company believes that competition will continue to intensify in the rapidly evolving markets in which the Company is involved, and that the continued development of technologically advanced products will be necessary to keep its products current. The Company believes that its ability to generate adequate cash flow from operations will be critical to its future.

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

CYBERGUARD CORPORATION
MARCH 31, 2000
(DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)


PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 24, 1998, the Company announced, among other things, that due to a review of its revenue recognition policies relating to distributors and resellers, it would restate prior financial results. After the August 24, 1998 announcement, twenty-five purported class action lawsuits were filed by alleged shareholders against the Company and certain former officers and directors. Each of these lawsuits was filed in the United States District Court for the Southern District of Florida. These actions seek damages purportedly on behalf of all persons who purchased or otherwise acquired the Company's common stock during various periods from October 7, 1997 through August 24, 1998. The complaints allege, among other things, that as a result of accounting irregularities relating to the Company's revenue recognition policies, the Company's previously issued financial statements were materially false and misleading and that the defendants knowingly or recklessly published these financial statements which caused the Company's common stock prices to rise artificially. The actions allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. One action also alleges violations of common law. Pursuant to an order issued by the Court, these actions have been consolidated into one action, styled STEPHEN CHENEY, ET AL. V. CYBERGUARD CORPORATION, ROBERT L. CARBERRY AND WILLIAM D. MURRAY, Case No. 98-6879-CIV-Gold, in the United States District Court, Southern District of Florida. An amended consolidated complaint was filed on August 23, 1999, after the filing of the Company's restated financial results. On October 30, 1999, the Company filed a Motion to Dismiss Plaintiffs' Amended Class Action Complaint.

On September 16, 1999, the Company filed a lawsuit against KPMG Peat Marwick LLP ("KPMG") and August A. Smith, the KPMG engagement partner, Case No. 99-21700CA05, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County. The Company alleged KPMG failed to properly audit the Company's financial statements and provided inaccurate advice on accounting matters for fiscal years 1997 and 1998 and on accounting treatment of certain matters at the end of fiscal year 1996. The complaint alleges professional malpractice, breach of fiduciary duty, breach of contract and trade libel and seeks damages in excess of $10 million. In March 2000, the venue was transferred to the Circuit Court of the 17th Judicial Circuit in and for Broward County, Case No. 00-004102-CACE-14.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

CYBERGUARD CORPORATION
MARCH 31, 2000
(DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     Exhibit No.     Exhibit Description
     -----------     -------------------

     27.1    --      Financial Data Schedule


     -----------------

(b) Reports filed on Form 8-K during the quarter ended March 31, 2000: On February 2, 2000 - Other Events

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 11, 2000                                 CYBERGUARD CORPORATION



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