Form 10-K
period 2000-06-30
CYBERGUARD CORP
filed 2000-09-28
CIK 927133

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

                       FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                  OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM             TO
                                                 ----------      ----------

                         COMMISSION FILE NUMBER 0-24544

                             CYBERGUARD CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      FLORIDA                                          65-0510339
----------------------                         ------------------------------
(STATE OR JURISDICTION                         (I.R.S. EMPLOYER INCORPORATION
    OR ORGANIZATION)                                IDENTIFICATION NO.)

2000 WEST COMMERCIAL BOULEVARD, SUITE 200, FORT LAUDERDALE, FLORIDA   33309
------------------------------------------------------------------- ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)

       Registrant's telephone number, including area code: (954) 958-3900

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

         Securities Registered Pursuant to Section 12(g) of the Act: COMMON STOCK, PAR VALUE $.01 PER SHARE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $41,985,958.25 (computed by reference to the last sales price of the Registrant's Common Stock on September 21, 2000).

         As of September 21, 2000, 9,879,049 shares of the Registrant's $0.01 par value Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Definitive Proxy Statement to be issued in connection with the Company's 2000 Annual Meeting of Shareholders are incorporated by reference in Part III.

                             CYBERGUARD CORPORATION
                                    FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000
                                TABLE OF CONTENTS

Forward-Looking Statements

Part I:
         Item 1:  Business
         Item 2:  Properties
         Item 3:  Legal Proceedings
         Item 4:  Submission of Matters to a Vote of Security Holders

Part II:
         Item 5: Market for Registrant's Common Equity and Related Stockholder Matters
         Item 6:  Selected Financial Data
         Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations
         Item 8:  Financial Statements and Supplementary Data
         Item 9: Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

Part III:
         Item 10: Directors and Executive Officers of the Registrant
         Item 11: Executive Compensation
         Item 12: Security Ownership of Certain Beneficial Owners and
                  Management
         Item 13: Certain Relationships and Related Transactions

Part IV:
         Item 14: Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K
         Signatures

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

         These statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that the actual results might differ materially from those suggested or projected in the forward-looking statements. Accordingly, there can be no assurance that the forward-looking statements will occur, or that results will not vary significantly from those described in the forward-looking statements. Some of the factors that might cause future actual events to differ from those predicted or assumed include: future advances in technologies and computer security; the Company's history of annual net operating losses and the financing of these losses through the sale of assets and newly issued Company securities; risks related to the early stage of the Company's existence and its products' development; the Company's ability to execute on its business plans; the Company's dependence on outside parties such as its key customers and alliance partners; competition from major computer hardware, software, and networking companies; risk and expense of government regulation and effects on changes in regulation; the limited experience of the Company in marketing its products; uncertainties associated with product performance liability; risks associated with growth and expansion; risks associated with obtaining patent and intellectual property right protection; uncertainties in availability of expansion capital in the future and other risks associated with capital markets. In addition, certain events that have occurred also are factors that might cause future actual events to differ from those predicted or assumed, including: the impact of the restatement of financial results for the Company's fiscal year ended June 30, 1997 and quarters ended September 30, 1997, December 31, 1997 and March 31, 1998; the completion of the numerous organizational changes and the assembly of a new management team for CyberGuard; the outcome of a purported class action lawsuit against the Company and former CEO, Mr. Robert L. Carberry, relating to the restatement of financial results for the fiscal periods noted above and an SEC investigation regarding these matters; and the de-listing of the Company from the NASDAQ National Market. In addition, the forward-looking statements herein involve assumptions, risks and uncertainties, including, but not limited to economic, competitive, operational, management, governmental, regulatory, litigation and technological factors affecting the Company's operations, liquidity, capital resources, markets, strategies, products, prices and other factors discussed elsewhere herein and in the other documents filed by the Company with the Securities and Exchange Commission. Many of the foregoing factors are beyond the Company's control.

         The Company's future success is based largely on its ability to develop and sell increasingly technologically advanced network security solutions in sufficient volume and at sufficient prices to become profitable on a consistent basis. In addition, the network security market is characterized by extremely rapid technological change, requiring rapid product development. The velocity of technological change has accelerated and the Company believes that it is important to its future that it keeps pace with these changes. The Company believes that competition will continue to intensify in the rapidly evolving markets in which the Company is involved, and that the continued development of technologically advanced products will be necessary to keep its products current. The Company believes that its ability to generate adequate cash flow from operations will be critical to its future.

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

         The Company was incorporated in 1994 in connection with a spin-off from Harris Corporation. The Company produced computers for the real-time computing market as well as the CyberGuard Firewall for the secure computing market. The Company changed its name from Harris Computer Systems Corporation in June 1996 following a sale of the Company's real-time computer business. The Company has two subsidiaries, Cyberguard Europe Ltd. and CYBG Consultants, Inc.

         Information in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual accomplishments and results may differ significantly from those discussed in the forwardlooking statements. Please refer to page three of this Form 10-K for further information related to forward-looking statements.

SIGNIFICANT EVENTS

         During the Company's fiscal year ended June 30, 2000, the Company made the following changes.

o RETAINED GRANT THORNTON LLP. The Company's Board of Directors retained Grant Thornton LLP ("GT") to serve as the Company's independent auditors for its 2000 fiscal year.

o ADDED LIQUIDITY. During December 1998, the Company had obtained $1,125,000 through the issuance of convertible debt. On August 26, 1999, the Company increased this convertible debt to approximately $4,300,000 including repaying the initial debt transaction. This increased amount is principally with the same debt holders as the December 1998 transaction, with certain company officers, directors and employees also participating. The interest rate is 11.5% per annum. The debt may be converted into approximately 4,300,000 shares of common stock at a conversion price equal to $1.00 per share. In addition, the initial warrants from the December 1998 transaction were cancelled. The amended transaction included having the Company issue approximately 4,300,000 warrants. See Item 7 of this report.

INDUSTRY BACKGROUND

         CyberGuard competes in the network security and electronic commerce markets. Network security has historically been the focus of those businesses in security-sensitive industries such as healthcare, financial services, insurance, telecommunications, governments and others. Businesses in these industries historically maintained a secure network environment by isolating their networks from others and allowing only authorized users to connect to their privately managed networks.

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

-------------------------------------------------------------------------------
 FULL           ROUTER-         PROXY         HYBRID         FIREWALL    NO
ACCESS           BASED      APPLICATION      FIREWALL          WITH     ACCESS
               FILTERING     FIREWALL                        SECURE OS

LEAST SECURE                                                       MOST SECURE
-------------------------------------------------------------------------------


     Generally, these technologies build on each other so that the most secure technologies can also perform the functions of the less secure ones and, depending on price and other factors, can serve markets for such products. CyberGuard has developed its products to emphasize stringent security and thus fall to the far right of this diagram.

o ENCRYPTION. Encryption is a data-scrambling technique that prevents information from being read by unauthorized people. It is used to protect data packets during transmission from one point to another. Encryption can be implemented in two ways: from the PC that originates the data, or from the server or Internet connection device that passes the data outside the LAN. Protected data is decrypted by a reciprocating destination LAN server or PC. Digital key technology is a common means of implementing encryption. A digital key bearing a secret value is used to encrypt data. Decryption can occur only by someone who possesses the appropriate decryption key-- much like secret agents passing coded messages from behind enemy lines. Systems using the same key for encryption and decryption are referred to as symmetric key encryption systems, whereas those that use a different key for decryption than encryption are referred to as asymmetric or public-key encryption systems. Encryption is a common security technique used to protect Virtual Private Networks ("VPN") and standard intranets.

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

THE CYBERGUARD SOLUTION

         The Company produces two different firewall products: one based on a Unix operating system obtained from Caldera, formerly Santa Cruz Operations, Inc., and one based on the Microsoft Windows NT operating system. CyberGuard has modified the Caldera UnixWare operating system to remove penetration vulnerabilities that are common in Unix platforms. On the Windows NT operating system, CyberGuard has developed a capability called SecureGuard that closes virtually all of the security holes in that operating system.

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

                                    [GRAPH]

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

         The Company's secure operating system and networking software are designed to meet the National Computer Security Center ("NCSC") at a B1 level. The NCSC ratings range from D (systems with minimal security) to A1 (systems with assured security). Certain agencies of the United States government have incorporated the NCSC ratings into their procurement requirements, and commercial users, while not having specific NCSC-rating requirements, often look to an NCSC rating as an indication of the product's proven reliability. The Company believes that the CyberGuard(R) Firewall is the only commercially available firewall built on an integrated operating system and networking software with a rating as high as B1. These components have also been successfully evaluated by the Centre d'Electronique de l'Armement ("CELAR") in France and have been awarded an E3 rating in the United Kingdom and Australia against the Information Technology Security Evaluation Criteria ("ITSEC"). The Company is currently pursuing Common Criteria, EAL4 certification for its appliance firewall family. The certification process is expected to be complete before the end of the year.

         Through a strategic partnership, the Company's CyberGuard(R) Firewall also meets the compliance standards of the Internet Protocol Security Standard (IPSec). IPSec is a framework of open standards for ensuring private communications over public networks like the Internet. Based on standards developed by the Internet Engineering Task Force (IETF) IP Security Working Group, IPSec is an industry-driven standard that ensures confidentiality, integrity, and authenticity on an IP network. IPSec is a key component of this standards-based, flexible solution for deploying a network-wide security policy.

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

         The Company's UNIX-based firewall is currently using Caldera version
2.1.3. The Company is currently transitioning its firewall technology to be multi-platform capable. This will enhance the Company's ability to take advantage of advancements in operating system technology, as well as third party products.

PRODUCTS AND SERVICES

PRODUCTS

         The Company's products are used to secure access to distributed electronic data and to safeguard the integrity of electronic commerce applications. The products offered by the Company include the CyberGuard(R) Firewall in several forms and related third-party products offered by the Company with its strategic partners. Additional information regarding each of these products is presented below.

         CYBERGUARD(R) FIREWAll. CyberGuard offers firewall solutions to fit a range of requirements. CyberGuard's UnixWare Firewall is designed to execute on an Intel Pentium class platform and is an acknowledged leader in firewall security. Customers who have very complex, high volume and rigid security requirements utilize the UnixWare Firewall. Customers who demand this type of security include financial institutions, brokerage houses, medical institutions, government agencies, ISPs, ASPs, and others. The CyberGuard(R) Firewall for Windows(R) NT is targeted at the small business environment and users who prefer the Windows NT operating environment. This product effectively meets the needs of this specific market segment.

         In January 2000, CyberGuard introduced the KnightSTAR(TM) appliance firewall in response to customer demand for an integrated firewall solution. The KnightSTAR appliance is a high performance Intel Pentium class platform combined with CyberGuard's UnixWare Firewall. The strong security features, along with ease of installation and single source support, have made the KnightSTAR product a success. In May 2000, CyberGuard introduced the KnightSTAR PLUS appliance firewall. KnightSTAR PLUS offers increased speed, redundancy and scalability over the KnightSTAR product.

         CyberGuard's products may include the following features and attributes:

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

o APPLICATION PROXIES. The CyberGuard(R)Firewall supports a number of security-enhanced application proxies for many network services, including remote login ("rlogin"), terminal emulation ("Telnet"), file transfer protocol ("FTP"), hypertext transport protocol ("HTTP") (used with the Internet), secure sockets layer ("SSL") security, network news transport protocol ("NNTP"), simple mail transport protocol ("SMTP"), X-Windows ("X"), load balancing, lightweight directory access protocol ("LDAP"), server message block ("SMB"), Load Equalizer ("LDE"), Lotus Notes(R)("Notes"), Port Guard intercept ("Port Guard"), post office protocol Revision 3 ("POP3"), Oracle Database ("SQL*Net"), Proxy-Writer for custom proxies ("Proxy-Writer"), RealAudio(TM)Protocol proxy ("RealAudio"),and Gopher(TM)protocol ("Gopher").

o SECURE REMOTE ADMINISTRATION. The CyberGuard(R) Firewall supports the ability to remotely monitor and administer a firewall from a "Network Operations Center." Using this remote administration capability, a CyberGuard(R) Firewall can be managed from a remote site as if the system administrator were physically located with the firewall.

o CENTRAL MANAGEMENT. The CyberGuard(R) Firewall provides the ability to centrally manage and monitor multiple remote CyberGuard(R) Firewalls (both UnixWare and NT). Remote firewalls (targets) can be administered and monitored individually or within groups by a Central Manager, while the Central Manager can still continue to be utilized as a firewall. The high-availability feature allows central management functions to be migrated to an alternate manager. CyberGuard's Central Management also has the added capability of providing automatic fail-over in the case where the firewall acting as the Central Manager, should fail. The "back-up" manager can be located anywhere in the world remote from the master Central Manager.

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

o VIRTUAL PRIVATE NETWORKING. The CyberGuard(R) Firewall supports a variety of VPN products from RedCreek Communications including their IPSec-based product line. VPN products provide a mechanism for establishing a logically separate network between multiple CyberGuard(R) Firewall systems. This logical network supports fully encrypted communication among the machines in the network. VPN also supports high-performance encrypted communication between CyberGuard(R) Firewalls or remote/mobile users.

o LINK AGGREGATION. The CyberGuard Firewall provides a feature called Link Aggregation (LAG) that will combine multiple physical network interface controller ports into one logical network interface. There are two benefits gained from the Link Aggregation feature. The first is an increase in the overall reliability of the network that can be gained by providing redundancy. In this case two physical ports are configured beneath one LAG device and one port will be active while the other will be a hot standby. The second is that Link Aggregation can also be used to provide improved throughput. In this case multiple ports are configured under a single LAG device and the LAG driver will optimize port utilization by balancing the traffic load.

o AUTOMATIC SYSTEM UPDATE. The CyberGuard Firewall includes a feature that will allow the administrator to automatically update the firewall with necessary patches via a remote download. This feature is especially useful for very large firewall installations because the administrator is able to implement patches to large numbers of firewalls from a single central location.

o NETWORK TIME PROTOCOL SUPPORT. The CyberGuard Firewall provides a means to automatically update the time via a network. Time synchronized via a trusted Network Time Protocol Server is required to insure that audit data can be accurately correlated. This feature is especially important to installations with large numbers of firewalls.

o AUTOMATED AUDIT LOG ARCHIVING. The CyberGuard Firewall offers a feature for automatically archiving audit logs to a remote archive server. The log files can be encrypted to insure confidentiality. This feature is especially important with the increase in the amount of audit information that is directly proportional to data throughput.

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

         THIRD-PARTY PRODUCTS AND SERVICES. Through strategic alliances, the Company offers certain network security products for use with the CyberGuard(R) Firewall. These products include:

o URL BLOCKING. Together with its CyberGuard(R) Firewall, the Company offers a product that can be used to control Internet site accessibility. The URL Blocker is a software product that monitors and controls access to non-business-related web sites such as pornography, hate speech, on-line shopping, job searching, sports and other sites that someone may wish to block.

o TOKEN AUTHENTICATION PRODUCTS. With the CyberGuard(R) Firewall, the Company offers a number of third-party token authentication devices, including those offered by the Company through alliances with Axent Technologies and RSA, among others. Token authentication devices provide an alternative to the use of static passwords for user authentication, resulting in reduced likelihood of system penetration through the reuse of an old password.

         SECURE OPERATING SYSTEMS. The Company offers secure operating systems based on the X86 architecture. The heritage of the Company's secure operating system capabilities is from the Company's CX/SX operating system. CX/SX is a multi-threaded, fully preemptive operating system for high performance, secure UNIX-based applications. The Company's CX/SX operating system has received rigorous evaluation from the NCSC in the United States and CELAR in France. The NCSC performed an evaluation of the Company's CX/SX operating system and subsequently granted it a B1 security rating. This heritage has been passed down to the Company's re-engineering of the Caldera UnixWare operating system and to the efforts the Company has placed into its SecureGuard product for Windows NT.

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

PRODUCT DEVELOPMENT

         The following table shows the significant products and product enhancements that the Company introduced during the first two quarters of calendar year 2000 and will introduce during the last two quarters of calendar year 2000.



              PRODUCT                      INTRODUCTION                         DESCRIPTION
              -------                      ------------                         -----------

                                        (Calendar Quarters)

KnightSTAR                                    Q1 2000          Introduced the first Premium Firewall Appliance

Data Center Enhancements                      Q2 2000          New software release for KnightSTAR, with rapid
                                                                 deployment features

STARLord(TM)                                  Q3 2000          High performance Premium Firewall Appliance targeted
                                                                 at customers using gigabit ethernet technology

FireSTAR(TM)                                  Q4 2000          Small Office, Home Office (SOHO) Firewall Appliance

Windows NT and 2000 enhancements              Q4 2000          New software release, with ease of use features and
                                                                 support for Windows 2000


         The expected dates of introduction in the above table are forward-looking statements and are based on certain assumptions, including certain assumed levels of staffing and capital resources, contractual arrangements with suppliers, customers or strategic allies, market conditions, overall product development costs and related sales and marketing expenses, the nature of available competing and complementary technologies and products, and other assumptions. Should these assumptions change or prove to be inaccurate, or should the Company's plans change due to certain unforeseen factors, the development of such products may be delayed or discontinued. Please refer to page three of this Form 10-K for further information related to forward-looking statements.

         Development of new products and features is performed by the Company's internal engineering staff and through third-party licensing. The Company has approximately 35 full-time employees and independent contractors devoted to product development. The Company supplements the development staff from time-to-time with contract engineers as needed to meet product demands in the market.

         For the fiscal years ended June 30, 2000, June 30, 1999 and June 30, 1998, the Company spent $3.0 million, $3.7 million and $5.8 million, respectively, on research and development, an equivalent of 16%, 27%, and 37%, of total sales during such periods, respectively.

JOINT PRODUCT DEVELOPMENT AND STRATEGIC ALLIANCES

         In December 1996, CyberGuard and Caldera, the world's largest supplier of UNIX server and host applications, announced a strategic joint marketing agreement that allows the two companies to market the CyberGuard(R) Firewall to Caldera's premier resellers and major accounts worldwide. Caldera's premier resellers consist of over 100 top resellers who specialize in UNIX application software integration and training. Since January 1997, the Company has signed several of the Caldera premier resellers who actively market and/or recommend the products of both CyberGuard and Caldera.

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

         The Company has alliances for the purpose of reselling the Company's products with several strategic partners, including Data General. The Company has additional strategic resellers outside the United States, which include Nissin Electric Co., Ltd. and Hucom, Inc. (Japan), and Baltimore (United Kingdom).

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

         For the year ended June 30, 2000, sales to a major financial institution accounted for approximately 28% of the total revenues of the Company. No other single customer accounted for more than 10% of sales for the 2000 fiscal year.

SALES, MARKETING, AND DISTRIBUTION

         The Company has established a range of channels by which to market its products in the United States and internationally, including Value Added Resellers ("VARs"), distributors and manufacturers' representatives, strategic alliance partners, as well as direct sales representatives. Key resellers and distributors include Genicom, Hucom, Inc., Datacraft Asia, Baltimore Zergo and Nissin Electric Co. Ltd. (a member of Japan's Sumitomo Group). During the year ended June 30, 2000, the indirect marketing channels for the Company's products accounted for 28% of the Company's sales. See also "Strategic Alliances" above.

         The Company employs 11 sales representatives and maintains sales offices in Naperville, Illinois; Fairlawn, Ohio; Fort Lauderdale, Florida; Dallas Texas; Los Angeles and Palo Alto, California; Atlanta, Georgia; Elizabeth, New Jersey; Washington, DC; and the United Kingdom. The sales force focuses its sales and marketing efforts towards customers and VARs in selected vertical markets such as financial services, healthcare, insurance, telecommunications and electronic commerce application providers. The Company's sales staff also solicits prospective customers and provides technical advice and support with respect to the Company's products.

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

GOVERNMENT REGULATION

         The Company is not currently subject to direct regulation by any government agency other than regulations applicable to businesses generally and the U.S. Department of Commerce licensing of export of cryptographic products. Export controls on cryptographic products permit the export of the Company's encryption products outside the U.S. only with the required level of export license or through an export license exception. Although to date the Company has been able to secure all required U.S. export licenses and license exceptions, there can be no assurance that the Company will continue to be able to secure such licenses or exceptions in a timely manner in the future. The effect of these regulations is to create delays in the introduction of the Company's products in international markets, and in some cases to prohibit them altogether.

         There are currently few laws or regulations directly applicable to access to or commerce on the Internet. Additional laws and regulations could be adopted with respect to the Internet, covering issues such as privacy, pricing and characteristics and quality of products and services. The adoption of additional laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's products and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, operating results or financial condition.

 EMPLOYEES

         On June 30, 2000, the Company employed 82 employees through its Fort Lauderdale headquarters, and its field offices in the United States and abroad. The Company also utilizes the services of approximately two contract engineers on a temporary basis for software development or documentation. All employees are bound by agreement containing confidentiality and conflict of interest provisions.

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

ITEM 2.   PROPERTIES

         The Company's principal administrative, sales and marketing, development, engineering, production and support facility is located in Fort Lauderdale, Florida, and consisting of approximately 26,000 square feet of leased office space. The lease on the facility expires on June 30, 2004, although the Company has the right to sublease the premises. Additionally, the Company maintains a marketing and sales office located in the United Kingdom, which also functions as the administrative office for the Company's subsidiary, CyberGuard Europe Ltd.

         The Company leases its office locations in the United States and abroad. CyberGuard believes that its existing facilities are adequate for its current needs and additional space will be available at current market rates as required in the future.

ITEM 3.   LEGAL PROCEEDINGS AND OTHER MATTERS

         On August 24, 1998, the Company announced, among other things, that due to a review of its revenue recognition practices relating to distributors and resellers, it would restate prior financial results. After the August 24, 1998 announcement, twenty-five purported class action lawsuits were filed by alleged shareholders against the Company and certain former officers and directors. Pursuant to an order issued by the Court, these actions have been consolidated into one action, styled STEPHEN CHENEY, ET AL. V. CYBERGUARD CORPORATION, ET AL., Case No. 98-6879-CIV-Gold, in the United States District Court, Southern District of Florida. On August 23, 1999, the plaintiffs filed a Consolidated and Amended Class Action Complaint. This action seeks damages purportedly on behalf of all persons who purchased or otherwise acquired the Company's common stock during various periods from November 7, 1996 through August 24, 1998. The complaint alleges, among other things, that as a result of accounting irregularities relating to the Company's revenue recognition policies, the

Company's previously issued financial statements were materially false and misleading and that the defendants knowingly or recklessly published these financial statements which caused the Company's common stock prices to rise artificially. The action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Subsequently, the defendants, including the Company, filed their respective motions to dismiss the amended complaint. On July 31, 2000, the Court issued a ruling denying the Company's and Robert L. Carberry's (the Company's CEO from June 1996 through August 1998) motions to dismiss. The court granted the motions to dismiss with prejudice for defendants William D. Murray (the Company's CFO from November 1997 through August 1998), Patrick O. Wheeler (the Company's CFO from April 1996 through October 1997), C. Shelton James (former Audit Committee Chairman), and KPMG Peat Marwick LLP ("KPMG"). The Company filed an answer to the plaintiffs' complaint on August 24, 2000.

         In August 1998, the Securities and Exchange Commission ("SEC") commenced an informal inquiry into certain accounting and financial reporting practices of the Company and its officers, directors and employees. On March 25, 1999, the SEC issued a formal order of investigation (which the Company learned of on September 27, 1999) into certain accounting and financial reporting practices of the Company and its officers, directors and employees. The SEC's investigation is ongoing.

         On September 16, 1999, the Company filed a lawsuit against KPMG and August A. Smith, the KPMG engagement partner. The lawsuit is pending in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Case No. 00-004102-CACE-14. On May 1, 2000, the Company filed the First Amended Complaint, alleging that KPMG failed to properly audit the Company's financial statements and provided inaccurate advice on accounting matters for fiscal years 1996, 1997 and 1998. The action alleges professional malpractice, breach of fiduciary duty, breach of contract and breach of implied duty of good faith, and seeks damages in excess of $10 million. KPMG and Mr. Smith filed motions to dismiss, which were denied. In August 2000, KPMG and Mr. Smith filed their answers and KPMG filed counterclaims against the Company, alleging the Company's breach of contract, negligent misrepresentation and abuse of process, and seeks an unspecified amount of damages consisting of unpaid service fees and legal fees and costs.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2000.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock was traded on NASDAQ under the symbol "CYBG" until October 2, 1998. From October 2, 1998 until January 13, 1999, the Company's stock symbol was changed to "CYBGE" due to the Company being late in filing its Form 10-K for its fiscal year ended June 30, 1998. On January 13, 1999, the Company was de-listed from the NASDAQ Stock Market, on which its securities were traded, because the Company was delinquent in its filings under the Exchange Act. From January 13, 1999, the Company's securities have been traded by market makers through the "pink sheets" again under the symbol "CYBG."

         The Company is current in its reporting responsibilities pursuant to the Exchange Act. On February 14, 2000, the Company filed an application to list its securities on the NASDAQ SmallCap Market ("NASDAQ SmallCap"). On July 27, 2000, the Company received a letter from the NASDAQ staff that the Company's application for listing on the NASDAQ SmallCap has been denied. On August 2, 2000, the Company appealed the decision to the NASDAQ Listing Qualifications Panel ("Panel") and on September 7, 2000 the Company attended an oral hearing in front of the Panel. Currently, the Company is awaiting a decision from the Panel. At the present time, the Company is unable to predict whether the Company's securities will be available for public trading on the NASDAQ SmallCap.

         The Company is also eligible for trading on the OTC Bulletin Board; however, moving from being traded on the "pink sheets" to the OTC Bulletin Board requires that at least one NASD Broker/Dealer serve as a market maker for the Company's securities. Although the Company has been meeting with various potential market makers, the Company is unable to predict whether its securities will be available for public trading on the OTC Bulletin Board.

         There were approximately 4,145 holders of record of Common Stock as of June 30, 2000. The table below sets forth, for the quarters indicated, the high and low bid prices of the Company's Common Stock as reported by NASDAQ.

                                                   BID PRICES
                                                ------------------
                                                HIGH           LOW
                                                ----           ---

FISCAL YEAR 1998
Quarter Ended September 30, 1997             $  11 1/2        $ 8 7/16
Quarter Ended December 31, 1997                  9 7/8          5 1/8
Quarter Ended March 31, 1998                    12 3/4          4
Quarter Ended June 30, 1998                     18 3/8          7 7/8

FISCAL YEAR 1999
Quarter Ended September 30, 1998             $  11            $ 1 1/16
Quarter Ended December 31, 1998                  3 3/8          1 1/16
Quarter Ended March 31, 1999                     2 1/4          1 1/4
Quarter Ended June 30, 1999                      1 3/8            5/8

FISCAL YEAR 2000
Quarter Ended September 30, 1999             $   1 3/4        $ 1
Quarter Ended December 31, 1999                  6 5/8          1 3/4
Quarter Ended March 31, 2000                    15 7/8          4 1/4
Quarter Ended June 30, 2000                     10 1/8          5 3/8

      The Company has never paid dividends on its Common Stock. The Company intends to retain earnings, if any, to finance future operations and expansion and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Any future payment of dividends will depend upon the financial condition, capital requirements and earnings of the Company, as well as upon other factors that the Board of Directors may deem relevant. The Company issued on August 26, 1999, convertible debt securities in the approximate amount of $4,300,000. For more information regarding this sale of the Company's securities, see Item 7 of this report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth, for the fiscal years ended June 30, 2000, 1999, 1998, 1997 and 1996, selected historical consolidated financial data for the Company. Through June 30, 1996, the Company's Trusted Systems Division and the Real-time Business were combined, however, effective June 30, 1996, the Real-time Business was sold to Concurrent Computer Corporation ("Concurrent"). The financial data for the fiscal year ended June 30, 2000 has been derived from the audited consolidated financial statements of the Company as audited by Grant Thornton, LLP. The financial data for the fiscal years ended June 30, 1999, June 30, 1998 and June 30, 1997 have been derived from the audited consolidated financial statements of the Company as audited by PricewaterhouseCoopers, LLP. The financial data for the fiscal year ended June 30, 1996 have been derived from unaudited consolidated financial statements of the Company. Such data have been derived from, and should be read in conjunction with, the audited consolidated financial statements and other financial information, including the notes thereto, appearing elsewhere in this Annual Report.


                                                                    TWELVE MONTHS ENDED
                                          --------------------------------------------------------------------------------
                                          JUNE 30,          JUNE 30,          JUNE 30,         JUNE 30,           JUNE 30,
                                            2000              1999              1998             1997             1996 (A)
                                          --------          --------          --------          --------          --------
Revenues                                  $ 18,859          $ 13,873          $ 15,552          $ 14,224          $ 46,118
Cost of goods sold                           5,956             5,313             7,076             7,244            26,177
                                          --------          --------          --------          --------          --------
Gross profit                                12,903             8,560             8,476             6,980            19,941

Research & development                       2,969             3,664             5,767             4,723             7,293
Selling, general & administrative            9,753            14,724            18,869            15,133             4,304
Other operating expenses                                                                                            20,983
                                          --------          --------          --------          --------          --------
Operating income (loss)                        182            (9,828)          (16,160)          (12,876)          (12,639)

Interest income (expense), net              (1,066)             (186)              399               646               275
Other income (expense)                         (92)               41                11              (200)              331
Gain (loss) on sale of securities
    available for sale                                                            (128)           (5,012)

Gain (loss) on sale of business
    units                                                      1,858            (2,386)                            (14,836)
                                          --------          --------          --------          --------          --------
Net loss                                  $   (976)         $ (8,115)         $(18,264)         $(17,442)         $(26,869)
                                          ========          ========          ========          ========          ========
Loss per share                            $  (0.10)         $  (0.90)         $  (2.17)         $  (2.46)         $  (4.44)
                                          ========          ========          ========          ========          ========


(A) Coinciding with the sale of the Real-time Business to Concurrent on June 30, 1996, the Company elected to change its fiscal year end from September 30 to June 30. The Company's audited financial statements included in Item 8 are as of and for the years ended June 30, 2000, 1999, and 1998. To facilitate comparability between periods, management has prepared the preceding table by annualizing the nine months ended June 30, 1996. Such annualization was accomplished by adding the results of operations for the three months ended September 30, 1995 to the nine months ended June 30, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statement. Except for historical information contained herein, the matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Please refer to page three of this Form 10-K for further information related to forward-looking statements.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 1999

         NET REVENUES. Net Revenues for the year ended June 30, 2000 were $18.9 million compared to $13.9 million for the year ended June 30, 1999. This represents an increase of $5.0 million or 36%. The increase in net revenues from network security products for 2000 is principally the result of increased sales of the newly released Premium Appliance Firewall Solution, KnightSTAR a, and the associated maintenance revenue.

         International sales accounted for $7.1 million or 37% of the total revenue in 2000 as compared to $3.0 million or 22% of the total revenue in, an increase of $4.1 million or 137%. North American rose slightly to $11.8 million in 2000 from $11.4 million in 1999, a difference of $0.4 million or .04%. The increase in international sales is mainly attributed to a stronger Asian economy.

         CyberGuard provides its customer base with a service offering that includes the installation of its firewall, customer support including hotline assistance, and product training and consulting. For the fiscal year ended June 30, 2000, the Company reported service revenue for its security products of $3.9 million, an increase of $1.4 million or 57% compared to revenues of $2.5 million for the year ended June 30, 1999. As a percentage of total security revenues, service revenues accounted for 21% in 2000 as compared to 18% in 1999. The increase in net revenues from services is attributable to a growing base of customers under maintenance agreements and additional consulting and training service revenues.

         GROSS PROFIT. CyberGuard's costs of sales includes license fees to third parties, media, packaging costs, equipment costs, and certain pre-sales, post-sales and contract labor support costs. The Company's overall gross profit increased by $4.3 million or 51% from $8.6 million for the year ended June 30, 1999 to $12.9 million for the year ended June 30, 2000.

         Gross profit for network security products was $11.3 million or 75% in 2000 as compared to $7.8 million or 68% in 1999. The Company's gross profit margin has increased over the past two fiscal years. The Company believes this percentage will level off with the continued sales trend of the appliance product. The increase in gross profit for security product is directly related to the lower costs associated with third party royalties.

         Gross profit for security-related services, as measured in dollars as a percentage of service revenues, was $1.6 million or 42% in 2000 compared to $0.8 million or 31% for 1999, an increase of $0.8 million. The increase in service-related gross profit margin is the result of a greater number of customers under firewall maintenance support contracts.

         OPERATING EXPENSES. The primary operating expenses of the company consists of research and development, sales, and general and administration costs. Research and development costs consist primarily of personnel costs including salaries, benefits, payments to third-party or contract labor development firms, travel, training and other personnel expenses to determine the technical feasibility of products, develop the necessary product features/functions for marketability, and maintain the product after customer installation. The Company capitalizes costs related to the development of certain software products when technological feasibility has been established and ends when the product is available for general release to customers. Software development costs incurred prior to technological feasibility defined by completion of a working model are considered research and development costs and is expensed as incurred. Sales, general and administrative costs, consist principally of personnel costs including commissions, bonuses, travel, communication, MIS-related costs, marketing-related costs (such as advertising, trade shows, seminars), finance and accounting expenses, legal, insurance, general management and professional services.

         For the year ended June 30, 2000, the Company reported total operating expenses of $12.7 million compared to $18.4 million for the year ended June 30, 1999. The decrease of $5.7 million is attributable to a $0.7 million decrease in research and development costs and a $5.0 million decrease in selling, general and administrative costs. The decreased R&D expense is attributed the reduction in headcount. The decrease in selling, general and administrative costs is the result of several factors, including a significant decrease in marketing costs, a reduction in compensation and related employee costs, a reduction in professional accounting and legal fees and better overall cost control.

         INTEREST EXPENSE. For the year ended June 30, 2000, the Company reported net interest expense of $1.1 million compared to $0.2 million for the year ended June 30, 1999. The increase of $0.9 million is attributable to interest expense associated with the convertible debt and warrants.

         NET LOSS. For the year ended June 30, 2000, the Company incurred a net loss of less than $1.0 million compared to a net loss of $8.1 million for the year ended June 30, 1999. The net loss for the year ended June 30, 2000 included $1.1 in interest expense, whereas, the net loss for fiscal year ended June 30, 1999 included a gain from the sale of the Galaxy search engine of $1.8 million.

FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 1998

         NET REVENUES. Net Revenues for the year ended June 30, 1999 were $13.9 million compared to $15.6 million for the year ended June 30, 1998. This represents a decrease of $1.7 million or 12%. The decrease in net revenues from network security products for 1999 was principally the result of decreased sales to distributors and reseller channels.

         International sales accounted for $3.0 million or 22% of the total revenue in 1999 as compared to $4.1 million or 26% of the total revenue in 1998, a decrease of $1.2 million or 29%. North American sales also decreased from $11.4 million in 1998 to $10.9 million in 1999, a difference of $0.5 million or 4%.

         CyberGuard provides its customer base with service offerings that includes the installation of its firewall, customer support including hotline assistance, and product training and consulting. For the fiscal year ended June 30, 1999, the Company reported service revenue for its security products of $2.5 million, an increase of $0.5 million or 25% compared to revenues of $2.0 million for the year ended June 30, 1998. As a percentage of total security revenues, service revenues accounted for 18% in 1999 as compared to 13% in 1998. The increase in net revenues from services was attributable to a growing base of customers under maintenance agreements and additional consulting and training service revenues.

         GROSS PROFIT. CyberGuard's cost of sales includes license fees to third parties, media, packaging costs, equipment costs, and certain pre-sales, post-sales and contract labor support costs. The Company's overall gross profit increased by $0.1 million or 1% from $8.5 million for the year ended June 30, 1998 to $8.6 million for the year ended June 30, 1999.

         Gross profit for network security products was $7.8 million or 68% in 1999 as compared to $8.1 million or 59% in 1998. The Company's gross profit margin has increased over the past two fiscal years.

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

         NET LOSS. For the year ended June 30, 1999, the Company incurred a net loss of $8.1 million compared to a net loss of $18.3 million for the year ended June 30, 1998. The net loss for fiscal year ended June 30, 1999 included a gain from the sale of the Galaxy search engine of $1.8 million as compared to fiscal year 1998 that included a charge of $2.4 million on the disposition of Arca.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has experienced net losses since its inception as a network security company. The Company's historical uses of cash have been to fund net losses from operations, establish inventory stocking levels, and fund capital expenditures for property, equipment and software. For the fiscal year ended June 30, 1998, the Company incurred a loss of approximately $18.3 million on revenues of approximately $15.6 million. For the fiscal year ended June 30, 1999, the Company incurred a net loss of approximately $8.1 million on revenues of approximately $13.9 million. For the fiscal year ended June 30, 2000, the Company incurred a net loss of approximately $1.0 million on revenues of approximately $19.0 million. Capital expenditures for the fiscal year ended June 30, 1998, June 30, 1999 and June 30, 2000, were $0.9 million, $0.2 million and $0.4 million respectively.

         During fiscal year 1998, the funding for the Company's cash requirements came principally from the Company's sale of $7.5 million of Company common stock through a private offering. During December 1997, the Company entered into a $3.35 million asset based revolving line of credit and a $650,000 Term Note Agreement with Coast Business Credit (collectively, the "Credit Facility"). The Credit Facility is collaterized by all the tangible assets and intellectual property of the Company. The Term Note is secured by a $650,000 cash compensating balance account equal to the amount of the Term Loan. At June 2000, the Company had borrowings of $1.3 million under the revolving asset based line of credit. At June 30, 2000, the Company had cash and cash equivalents of $2.5 million.

         Subsequent to the end of the 1998 fiscal year, the Company has continued to experience net losses from operations. These net losses have been funded through sales of assets and a convertible debt financing agreement. The sales of assets have included the sale of the Company's Galaxy Internet search engine (sold during the first quarter of the Company's 1999 fiscal year for approximately $2 million in cash), and the sale of substantially all the assets of the Company's Arca Systems, Inc. subsidiary, (sold during the second quarter of fiscal year 1999 for approximately $3.4 million in cash). The Arca subsidiary was expected to provide approximately $1.7 million in revenues on a quarterly basis for the Company. The Galaxy search engine revenues were not significant.

         On December 17, 1998, the Company executed an agreement to issue $1,125,000 of Convertible Debt ("Debt"). The Debt was interest bearing at a rate of prime plus 200 basis points and was payable quarterly. The Debt was convertible into 750,000 shares of common stock at a conversion price equal to $1.50 per share. The Debt was convertible, at the debt holders' option, after February 1, 2000. In addition, the Company issued the debt holders warrants to purchase 500,000 shares of the Company's common stock at $2.00 per share. The warrants were exercisable at any time before June 2001. The terms of the Debt and warrant agreement that permitted the conversion of the Debt and warrants to common stock at a discount to market, was considered a beneficial conversion feature. The beneficial conversion feature at the date of issuance of the Debt was recognized as interest expense over the shortest possible conversion period. The convertible debt was secured by a second lien on the Company's assets and properties and was subordinated to the Company's senior debt.

         On August 26, 1999, the Company increased the convertible debt to approximately $4,300,000 including repaying the December 1998 issuance. This increased amount is principally with the same debt holders as the December 1998 transaction, with certain company officers, directors and employees also participating. The debt matures on June 30, 2002. The interest rate is 11.5% per annum. Interest is payable quarterly, except that interest accruing from the date of issuance through July 1, 2000, which will be added to the principal amount of the note. The number of shares of common stock into which the debt may be converted is equal to the principal amount of the note, plus the accrued interest, divided by the conversion price of $1.00 per share. In addition, the warrants from the December 17, 1998 transaction were cancelled, and the Company issued approximately 4,300,000 warrants to purchase the Company's common stock at $2.00 per share and have a term of five years. The warrants were valued at $431 and this amount is being recognized as interest expense over the debt conversion period.

         As of September 30, 1999, the Company had recorded a beneficial conversion feature attributable to the convertible debt. This feature was being amortized over the term of the debt. Based upon a report issued by a national valuation firm, the Company subsequently determined that the amount so recognized was in error. Specifically, the fair value of the Company's common stock was below the conversion price and therefore, no such beneficial conversion feature existed as of the date of the transaction. The Company reversed the charge to interest expense of $0.3 million in the fourth quarter. The effect on the prior quarterly results was immaterial.

         Within the upcoming fiscal year, it is the Company's intention to submit a registration statement to the SEC and upon such registration going effective, the Company will proceed with the conversion of the convertible debt into common stock.

         Working capital increased by $4.8 million from ($3.7) million at June 30, 1999 to $1.1 million at June 30, 2000. The Company did not make any significant capital expenditures during fiscal year 2000, other than the replacement of computer equipment in the ordinary course of business. Based upon information currently available to the Company, including the Company's current level of sales, its margins on sales, its expected levels of expense, opportunities for selling additional network security products and the availability of additional equity and debt financing, the Company believes that it has an opportunity to execute on its business plans and achieve profitability. There can be no assurance, however, that the Company will be able to execute on its business plans, or that it will not be required to obtain additional financing or capital infusions. There can be no assurance that the Company will be able to secure additional financing or that such additional financing will be on terms and conditions acceptable to the Company. Any additional financing may involve dilution of the interests of the Company's then existing shareholders. The future liquidity of the Company will be affected by numerous factors, including sales volumes, gross margins, the levels of selling, general and administrative expenses, levels of required capital expenditures and access to external sources of financing.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") was issued. SAB 101 summarizes the Securities and Exchange Commission staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The implementation of SAB101 shall be no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company believes that the adoption of SAB 101 will not have a material impact on its revenue recognition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following items are attached and incorporated into this Item 8.

Report of Independent Certified Public Accountants                         F-1

Report of Independent Accountants                                          F-2

Consolidated Balance Sheets as of June 30, 2000 and June 30, 1999          F-3

Consolidated Statements of Operations for years ended June 30, 2000,
  June 30, 1999, and June 30, 1998                                         F-4

Consolidated Statements of Cash Flows for years ended June 30, 2000,
  June 30, 1999, and June 30, 1998                                         F-5

Consolidated Statements of Changes in Shareholders' Equity (Deficit)
  and Comprehensive Income for years ended June 30, 2000, June 30, 1999,
  and June 30, 1998                                                        F-6

Notes to Consolidated Financial Statements                                 F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

         Immediately upon KPMG's resignation, the Company's Audit Committee initiated an internal investigation regarding matters related to the Company's internal controls and corporate governance. The Committee also engaged independent counsel to assist the Committee in this investigation. During September 1998, the independent counsel engaged the Strategic Risk Services Group of PricewaterhouseCoopers, LLP ("PWC Consulting") to assist the independent counsel in the investigation. During the course of this engagement, representatives of the Company discussed numerous issues with representatives of PWC Consulting regarding the Company's control environment and corporate governance. During this investigative engagement, PWC Consulting assisted the Company's independent counsel in various aspects of the investigation. Upon completion of PWC Consulting's engagement for the Audit Committee's independent counsel, the Company's Board of Directors requested that PricewaterhouseCoopers, LLP ("PWC") serve as the Company's independent accountants for the Company's 1998 fiscal year. On October 14, 1998, PWC accepted the engagement with the Company and agreed to serve as the Company's independent accountants for the Company's 1998 fiscal year. Subsequently, the Company also determined that it would restate its 1997 fiscal year financial statements, and engaged PWC to serve as the independent accountants for such restatement. PWC also restated the Company's beginning balance sheet as of July 1, 1996 and the balance sheet of the results of operations for the fiscal year ending June 30, 1997. On June 11, 1999, KPMG informed the Company's Audit Committee that KPMG's 1997 and 1996 auditors' reports should no longer be relied on.

         On October 11, 1999, the Company appointed the accounting firm of Grant Thornton LLP ("GT") as the Company's independent accountants for fiscal year 2000 and dismissed PWC effective with such appointment. The decision to dismiss PWC and appoint GT was approved by the Audit Committee of the Company's Board of Directors.

         PWC's reports on the financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Company has never had any disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During the course of performing services regarding the two most recent fiscal years, PWC advised the Company and its Audit Committee that the internal controls necessary for the Company to develop reliable financial statements did not exist. No disagreements arose regarding these matters. Upon the deficiencies in accounting controls being identified, the Company's Chief Financial Officer began addressing and correcting these deficiencies. The Company has authorized PWC to respond fully to the inquiries of Grant Thornton LLP concerning this subject matter and any other matters relating to the Company or its financial reporting.

         The Company has provided PWC with a copy of this disclosure and has requested that PWC furnish it with a letter addressed to the SEC stating whether it agrees with the above statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed within 120 days from June 30, 2000, the end of the Company's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed within 120 days from June 30, 2000, the end of the Company's fiscal year.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed within 120 days from June 30, 2000, the end of the Company's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed within 120 days from June 30, 2000, the end of the Company's fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS. The Financial Statements filed as part of this Report are listed separately in Item 8 of this Report.

(B) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fourth quarter of the fiscal year 2000. During the first three quarters of the fiscal year 2000, the Company filed three reports on Form 8-K (dated July 30, 1999, October 15, 1999 and February 9, 2000). These reports contain information regarding the restatements with financial statements for fiscal year 1997 and three quarters of fiscal year 1998, Changes in Registrant's Certifying Accountant, and Statement of Management's Responsibility. The reports contain information under Items 7, 4 and 5, respectively, which discuss the aforementioned information.

(C)  EXHIBITS. The following exhibits are included in this Report:


EXHIBIT
  NO.             EXHIBIT DESCRIPTION
-------           -------------------
2.01     --       Restated Purchase and Sale Agreement between Concurrent Computer Corporation and the Company dated May 23, 1996(1)
2.02     --       Agreement and Plan of Merger, dated May 29, 1998, among the Company, ARCA Acquisition Corporation,
                  ARCA Systems, Inc. and William F. Wilson, R. Kenneth Bauer and Michael L. Weidner(12)
3.01     --       Articles of Incorporation of the Company, as amended June 26, 1996(8)
3.02     --       Articles of Amendment to the Articles of Incorporation of the Company
3.03     --       Restated Bylaws of the Company(3)
4.01     --       Form of Common Stock Certificate(4)
4.02     --       Form of Stockholder Rights Plan(2)
4.03     --       Form of Share Holding Agreement between Concurrent Computer Corporation and the Company(4)
10.01    --       Termination Agreement dated May 17, 1999 between the Company and Tommy D. Steele(15)
10.02    --       Employment Agreement dated March 11, 1999 between the Company and David R. Proctor, as amended May 4,
                  1999(15)
10.03    --       Amendment to Employment Agreement dated April 26, 2000 between the Company and David R. Proctor
10.04    --       Employment Agreement dated September 8, 1998 between the Company and Terrence A. Zielinski(15)
10.05    --       Employment Agreement dated September 30, 1998 between the Company and Michael Wittig(15)
10.06    --       Employee Stock Incentive Plan(6)
10.07    --       Amendment to Employee Stock Incentive Plan(7)
10.08    --       Amendment to Stock Incentive Plan dated March 20, 1998(15)
10.09    --       Employee Stock Option Plan(15)
10.10    --       Amendment Nr. 1 to Employee Stock Option Plan dated August 10, 1999(15)
10.11    --       Employee Savings Plan(5)
10.12    --       Forms of Stock Option Agreements(15)
10.13    --       TradeWave Asset Purchase Agreement(9)
10.14    --       Agreement (regarding non-competition, non-solicitation and confidentiality)(9)
10.15    --       Private Securities Subscription Agreement dated May 15, 1997 between the Company and Capital Ventures
                  International(10)
10.16    --       Registration Rights Agreement dated May 15, 1997 between the Company and Capital Ventures
                  International(10)
10.17    --       Loan and Security Agreement dated December 29, 1997 between the Company, TradeWave Corporation and
                  Coast Business Credit(11)


EXHIBIT
  NO.             EXHIBIT DESCRIPTION
-------           -------------------
10.18    --       Amendment Nr. 1 to Loan and Security Agreement dated December 29, 1997 between the Company, TradeWave
                  Corporation and Coast Business Credit(11)
10.19    --       Loan Documents dated December 17, 1998 between the Company and Fernwood Partners, LLC(15)
10.20    --       Joint Development and Marketing Agreement between the Company and Information Resource Engineering, Inc.(8)
10.21    --       OEM and Distribution Agreements between the Company and Information Resource Engineering, Inc. dated
                  June 11, 1998(15)
10.22    --       Agreement between the Company and Information Resource Engineering, Inc. dated June 30, 1999(15)
10.23    --       Asset Purchase Agreement dated September 11, 1998 between the Company and AHN Partners, LP(15)
10.24    --       Agreements relating to sale of assets of Arca Systems, Inc.(15)
10.25    --       Agreements relating to sale of assets of TradeWave division(15)
10.26    --       Loan  Agreements  dated August 26, 1999,  between (i) the Company and Fernwood  Partners II, LLC;
                  (ii) the Company and certain  officers,  directors  and  employees of the Company;  and (iii) the
                  Company and David R. Proctor(3)
10.27    --       Amendment Nr. 2 to Loan and Security Agreement dated October 6, 1999 between the Company and
                  Coast Business Credit(3)
10.28    --       Amendment Nr. 2 to Employee Stock Option Plan dated February 11, 2000
16.01    --       Letter from KPMG Peat Marwick LLP to the Company, dated August 21, 1998(15)
16.02    --       Letter from KPMG Peat Marwick LLP to the Commission, dated September 30, 1998(16)
16.03    --       Letter from KPMG Peat Marwick LLP to the Commission, dated November 3, 1998(13)
16.04    --       Letter from KPMG Peat Marwick LLP to the Company dated June 11, 1999(14)
21.01    --       List of subsidiaries of the Company
23.01    --       Consent of Grant Thornton LLP, Independent Certified Public Accountants
23.02    --       Consent of PricewaterhouseCoopers LLP, Independent Certified Public Accountants
27.01    --       Financial Data Schedule (for SEC use only)



-----------------

(1) Incorporated herein by reference to Annex A of the Registrant's Definitive Proxy Statement as filed on May 24, 1996.

(2) Incorporated herein by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form 10 dated September 29, 1994, File No. 0-24544.

(3) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed on November 12, 1999.

(4) Incorporated herein by reference to the Company's Registration Statement on Form S-3 dated May 23, 1996 (File No. 333-04407).

(5) Incorporated herein by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Commission File Number 33-88446) filed on January 13, 1995.

(6) Incorporated herein by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Commission File Number 33-88448) filed on January 13, 1995.

(7) Incorporated herein by reference to Annex E of the Registrant's Definitive Proxy Statement as filed on May 24, 1996.

(8) Incorporated herein by reference to the Company's Annual Report on 10-K for fiscal year ended June 30, 1996.

(9) Incorporated herein by reference to the Company's Current Report on Form 8-K dated April 9, 1997.

(10) Incorporated herein by reference to the Company's Registration Statement on Form S-3 (Commission File Number 333-28693) filed on June 12, 1997.

(11) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed on February 13, 1998.

(12) Incorporated herein by reference to the Company's Current Report on Form 8-K dated June 17, 1998.

(13) Incorporated herein by reference to the Company's Current Report on Form 8-K/A filed on November 4, 1998.

(14) Incorporated herein by reference to the Company's Annual Report on 10-K for fiscal year ended June 30, 1999.

(15) Incorporated herein by reference to the Company's Current Report on Form 8-K dated August 21, 1998.

(16) Incorporated herein by reference to the Company's Current Report on Form 8-K/A-1 filed on October 13, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

September 28, 2000

                             CYBERGUARD CORPORATION

                             By:  /s/   DAVID R. PROCTOR
                                  ---------------------------------------------
                                 David R. Proctor
                                 Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                         TITLE                                           DATE
---------                                         -----                                           ----
/s/      DAVID R. PROCTOR                         Chairman, President and Chief Executive         September 2000
---------------------------------------------     Officer and Director (Principal Executive
         David R. Proctor                         Officer)

/s/      TERRENCE A. ZIELINSKI                    Chief Financial Officer and Vice President      September 2000
---------------------------------------------     Finance (Principal Financial and Principal
         Terrence A. Zielinski                    Accounting Officer)

/s/      DAVID L. MANNING                         Director                                        September 2000
---------------------------------------------
         David L. Manning

/s/      WILLIAM G. SCOTT                         Director                                        September 2000
---------------------------------------------
         William G. Scott

/s/      JOHN V. TIBERI, JR.                      Director                                        September 2000
---------------------------------------------
         John V. Tiberi, Jr.


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders of
CyberGuard Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of CyberGuard Corporation and Subsidiaries as of June 30, 2000, and the related consolidated statement of operations, stockholders' equity (deficit) and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CyberGuard Corporation and Subsidiaries as of June 30, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Grant Thornton LLP

Ft. Lauderdale, Florida
August 8, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders of
CyberGuard Corporation and Subsidiaries

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and changes in shareholders' equity (deficit) and comprehensive income, present fairly, in all material respects, the financial position of CyberGuard Corporation and its Subsidiaries at June 30,1999, and the results of their operations and cash flows for each of the two years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Atlanta, Georgia
August 27, 1999

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         JUNE 30,          JUNE 30,
                                                                          2000               1999
                                                                        --------          --------
ASSETS
Cash and cash equivalents                                               $  2,497          $  2,622
Restricted cash                                                              800               908
Accounts receivable, less allowance for  uncollectible accounts
  of $52 at Jun. 30, 2000 and $407 at Jun. 30, 1999                        3,614             2,021
Inventories, net                                                             159               210
Capitalized software, net                                                    671               185
Other current assets                                                       1,255               482
                                                                        --------          --------
  Total current assets                                                     8,996             6,428

Property and equipment at cost, less accumulated
  depreciation of $1,181 at Jun. 30, 2000 and
  $922 at Jun. 30, 1999                                                    1,086             1,154
Capitalized software, net                                                    471                --
Non-compete agreements, net                                                  280               560
Other assets                                                                 163               135
                                                                        --------          --------
        Total assets                                                    $ 10,996          $  8,277
                                                                        ========          ========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Line of credit and note payable                                            1,575             2,054
Accounts payable                                                           1,424             2,766
Deferred revenue                                                           2,912             2,047
Accrued expenses and other liabilities                                     1,942             3,210
                                                                        --------          --------
  Total current liabilities                                                7,853            10,077
Note Payable                                                                 650                --
Convertible debenture, net                                                 4,445               885
                                                                        --------          --------
 Total liabilities                                                      $ 12,948          $ 10,962
                                                                        --------          --------

Commitments and Contingencies - Note 12

Shareholders' deficit
Common stock par value $0.01 authorized 50,000,000 shares
   issued and outstanding 9,799,321 at Jun. 30, 2000
   and 9,064,756 at Jun. 30, 1999                                             98                91
Additional paid-in capital                                                75,290            73,677
Accumulated deficits                                                     (77,451)          (76,475)
Accumulated other comprehensive income                                       111                22
                                                                        --------          --------
  Total shareholders' deficit                                             (1,952)           (2,685)
                                                                        --------          --------
        Total liabilities and shareholders' deficit                     $ 10,996          $  8,277
                                                                        ========          ========



          See accompanying notes to consolidated financial statements

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                               TWELVE MONTHS ENDED
                                                               -----------------------------------------------------
                                                                  JUNE 30,            JUNE 30,            JUNE 30,
                                                                   2000                1999                  1998
                                                               -----------          -----------          -----------
Revenues:
Products                                                       $    14,988          $    11,409          $    13,563
Services                                                             3,871                2,464                1,989
                                                               -----------          -----------          -----------
  Total revenues                                                    18,859               13,873               15,552

Cost of revenues:
Products                                                             3,708                3,618                5,508
Services                                                             2,248                1,695                1,568
                                                               -----------          -----------          -----------
  Total cost of revenues                                             5,956                5,313                7,076
                                                               -----------          -----------          -----------
Gross profit                                                        12,903                8,560                8,476
                                                               -----------          -----------          -----------
Operating expenses:

Research and development                                             2,969                3,664                5,767
Selling, general and administrative                                  9,752               14,724               18,869
                                                               -----------          -----------          -----------
  Total operating expenses                                          12,721               18,388               24,636
                                                               -----------          -----------          -----------
Operating income (loss)                                                182               (9,828)             (16,160)
                                                               -----------          -----------          -----------
Other income (expense)
Interest expense, net                                               (1,066)                (186)                 399
Gain (loss) on sale of assets                                           --                1,858               (2,386)
Other income (expense)                                                 (92)                  41                   11
Loss on sale of securities available for sale                           --                   --                 (128)
                                                               -----------          -----------          -----------
  Total other income (expense)                                      (1,158)               1,713               (2,104)
Net income (loss)                                              $      (976)         $    (8,115)         $   (18,264)
                                                               ===========          ===========          ===========
Basic & fully diluted earnings (loss) per common share         $     (0.10)         $     (0.90)         $     (2.17)
                                                               ===========          ===========          ===========
Weighted average number of common shares outstanding             9,317,981            8,967,045            8,423,011
                                                               ===========          ===========          ===========

          See accompanying notes to consolidated financial statements

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)


                                                                           TWELVE MONTHS ENDED
                                                              --------------------------------------------
                                                               JUNE 30,        JUNE 30,          JUNE 30,
                                                                 2000            1999             1998
                                                              --------          --------          --------
Cash flows from operating activities
Net loss                                                      $   (976)         $ (8,115)         $(18,264)
Adjustment to reconcile net loss to net cash
  used in operating activities:
Depreciation                                                       494               789               859
Amortization                                                       531               525               888
Interest on retirement of convertible debt                         240                --                --
Interest on new convertible debt                                   563                --                --
Compensation and benefits                                           --               242               256
Provision for uncollectible accounts receivable                   (355)              326               500
Provision for inventory reserve                                     35                38               274
(Gain)/loss on sale of business assets                              --            (1,858)            2,514

Changes in assets and liabilities
Accounts receivable                                             (1,239)              896             1,440
Other current assets                                              (776)
Inventories                                                         17               667               379
Accounts payable                                                (1,342)              383               274
Accrued expenses and other liabilities                            (988)              591               266
Deferred revenue                                                   867               630              (130)
Other, net                                                          60               (31)               91
                                                              --------          --------          --------
  Net cash used by operating activities                         (2,869)           (4,917)          (10,653)
                                                              --------          --------          --------

Cash flows provided by (used in) investing activities
Capitalized software costs                                      (1,205)             (230)
Additions/deletions to Property & Equipment                       (426)             (182)             (911)
Purchase of business, net of cash required                          --                --              (450)
Proceeds from sale of Arca Systems                                  --             3,261              (417)
                                                              --------          --------          --------
  Net cash provided (used) by investing activities              (1,631)            2,849            (1,778)
                                                              --------          --------          --------

Cash flows provided by (used in) financing activities
Proceeds from sale of business assets                               --             2,225                --
Change in restricted cash                                          108              (258)               --
Issuance of new convertible debt                                 4,313             1,125                --
Retirement of existing convertible debt                         (1,125)               --                --
Notes Payable                                                      (21)               --                --
Revolving line of credit                                           (89)             (194)            1,548
Proceeds from stock options excercised                             888                --                --
Proceeds from sale of securities                                    --                --             1,214
Proceeds from sale of common stock                                 301                19             8,470
                                                              --------          --------          --------
  Net cash provided from financing activities                    4,375             2,917            11,232
                                                              --------          --------          --------

Net decrease in cash                                              (125)              849            (1,202)
Cash and cash equivalents at beginning of period                 2,622             1,773             2,975
                                                              --------          --------          --------
Cash and cash equivalents at end of period                    $  2,497          $  2,622          $  1,773
                                                              ========          ========          ========
Supplemental disclosure of cash flow information
Cash paid for interest                                           1,171               274                84
                                                              ========          ========          ========
Cash paid for income taxes                                          --                --                --
                                                              ========          ========          ========


          See accompanying notes to consolidated financial statements

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                            AND COMPREHENSIVE INCOME

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                               CUMULATIVE
                                                                                                  UNREALIZED     FOREIGN
                                                       COMMON   COMMON   ADDITIONAL                  GAIN       CURRENCY
                                                       STOCK     STOCK      PAID     ACCUMULATED   AVAILABLE   TRANSLATION
                                                       SHARES    AMOUNT  IN CAPITAL     DEFICIT     FOR SALE   ADJUSTMENT  TOTAL
                                                     ---------  -------  ----------  -----------  ----------   ----------- ------

Balance June 30, 1997                                7,452,314    $ 75    $ 59,507    $  (50,096)   $  (35)   $  (126)   $  9,325

Net loss                                                                                 (18,264)                         (18,264)
Translation adjustment                                                                                            (14)        (14)
Change in market value of securities
  available for sale                                                                                    35                     35
Issuance of common stock                             1,450,385      14       8,711                                          8,725
Issuance of common stock for the  Arca investment      590,429       6       5,513                                          5,519
Receipt and retirement of common stock re:
  Arca investment                                     (590,429)     (6)       (732)                                          (738)
                                                     ---------    ----    --------    ----------    ------    -------    --------
Balance June 30, 1998                                8,902,699    $ 89    $ 72,999    $  (68,360)   $   --    $  (140)   $  4,588

Net loss                                                                                  (8,115)                          (8,115)
Translation adjustment                                                                                            162         162
Issuance of common stock                               162,057       2         258                                            260
Beneficial conversion feature on
  convertible debentures                                                       420                                            420
                                                     ---------    ----    --------    ----------    ------    -------    --------
Balance June 30, 1999                                9,064,756    $ 91    $ 73,677    $  (76,475)   $   --    $    22    $ (2,685)

Net loss                                                                                    (976)                            (976)
Translation adjustment                                                                                             89          89
Issuance of common stock                               734,565       7       1,182                                          1,189
Discount on warrants                                                           431                                            431
                                                     ---------    ----    --------    ----------    ------    -------    --------
Balance June 30, 2000                                9,799,321    $ 98    $ 75,290    $  (77,451)   $   --    $   111    $ (1,952)




          See accompanying notes to consolidated financial statements

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

         The consolidated financial statements of CyberGuard Corporation and Subsidiaries (CyberGuard Europe Ltd. and CYBG Consultants, Inc. (the "Company")) include the accounts of the Company and its subsidiaries over which it maintains control. Majority owned subsidiaries where control is temporary are carried on the cost basis. All significant intercompany balances and transactions have been eliminated.

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

(2)      SIGNIFICANT ACCOUNTING POLICIES

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

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         LONG-LIVED ASSETS--Property and equipment is carried at cost. Depreciation is computed by the straight-line method using the estimated useful lives of the assets, which range from 2 to 10 years. Maintenance and repairs are charged to expense as incurred. Upon sale, retirement or other disposition of these assets, the cost and the related accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is included in the consolidated statement of operations. The Company evaluates the recoverability of all its long-lived assets including intangibles and goodwill. If the sum of the undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

         SOFTWARE DEVELOPMENT COSTS--The Company capitalizes costs related to the development of certain software products in accordance with Statement of Financial Accounting Standards No. 86, "Accounting For the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS No. 86") which requires capitalization to begin when technological feasibility has been established and ends when the product is available for general release to customers. Software development costs incurred prior to technological feasibility defined by completion of a working model are considered research and development costs and are expensed as incurred. Capitalized costs are amortized as the greater of the amount computed using the ratio that current revenues for a product bear to the total current and anticipated future revenues for that product or the straight-line method over two years.

         During 2000, the Company has qualifying software development costs of $1,205 and associated amortization of $247. During 1999, the Company had qualifying software development costs of $230 and associated amortization of $45. During 1998 the period between established technological feasibility and the general release had been less than three months and software development costs qualifying for capitalization were minimal. Accordingly, the Company did not capitalize any software development costs for 1998.

         REVENUE RECOGNITION--The Company accounts for software revenues in accordance with the American Institute of Certified Public Accountants Statement of Position. In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" (SOP 97-2"), subsequently amended. As amended, SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions, and is effective for transactions entered into in fiscal years beginning after December 31, 1997. The Company adopted SOP 97-2 at July 1, 1998. Prior to July 1, 1998, the Company accounted for software revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1 "Software Revenue Recognition". The adoption did not have a material impact on the Company's financial statements. Revenues earned under software license agreements are generally recognized when the software has been shipped, payment is due within one year, collectibility is probable, and there are no significant vendor obligations. When factors indicate that fees in a reseller or distributor arrangement are not fixed or that a reasonable basis for estimating the degree of collectibility of the receivable does not exist, revenue is recognized as cash is received. Certain arrangements with distributors and resellers are under terms, which allow for those distributors to receive price protection based on future price reductions and allow limited right of return. The Company provides an allowance for uncollectible accounts, which includes returns and price protection. Revenue on post contract customer support is deferred and amortized by the straight-line method over the term of the contracts. The Company also provides professional support services, which are available under Service Agreements and charged for separately. These services are generally provided under time and materials contracts and revenue is recognized as the service is provided.

         RECLASSIFICATIONS--Certain amounts in the Consolidated Financial Statements for the Fiscal Year ended June 30, 1998 have been reclassified to conform to the current fiscal year.

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

         FOREIGN CURRENCY TRANSLATION--All balance sheet accounts denominated in foreign currency are translated into U.S. dollars at the current exchange rate as of the end of the accounting period. Income statement items are translated at weighted-average currency exchange rates. The Company will continue to be exposed to the effects of foreign currency translation adjustments. Gains and losses resulting from foreign currency transactions denominated in a currency other than the functional currency are included in net loss. Gains and losses relative to intercompany foreign currency transactions, for which settlement is not planned or anticipated, are excluded from net loss and reflected as a separate component of other comprehensive income.

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

 (3)     TRADEWAVE

         On April 9, 1997, the Company purchased substantially all the assets of TradeWave Corporation ("TradeWave"). The transaction was accounted for as a purchase and, accordingly, TradeWave's results were included in the consolidated financial statements since the date of acquisition. The aggregate purchase price was approximately $356. The fair value of identifiable net assets acquired was approximately $211. Approximately $129 had been accounted for as goodwill and was being amortized over its useful life of five years. Additionally, at the time of acquisition, a deferred charge of $133 was recorded representing restricted stock grants to TradeWave employees. The charge was expensed in 1998, over the course of the vesting period of the restricted stock grants none of which exceeded twelve months.

         During September 1998, the Company's Board of Directors authorized a plan to dispose of certain net assets of its TradeWave division, and on September 14, 1998, the Company announced the sale of TradeWave's Galaxy Internet search engine ("Galaxy") for approximately $2,000. In addition, on April 30, 1999, the Company sold substantially all the remaining assets of its TradeWave division to Digital Signature Trust Co. ("DST") for $810 and the assumption of certain liabilities. A definitive Asset Purchase Agreement was entered into that had certain development deadlines.

         In June 1999, CyberGuard filed a lawsuit against DST in state court in Austin, Texas. The Company alleged breach of contract, tortious interference and fraud. Also in June 1999, DST filed a lawsuit against the Company in federal court in Salt Lake City, Utah, alleging fraud, negligent misrepresentation, unjust enrichment, with unspecified damages, and rescission and reformation of contract. The Company and DST settled both actions on October 27, 1999, with the Company receiving $135 from funds being held in escrow and DST receiving a $60 non-interest bearing promissory note with a maturity date of October 26, 2000.

(4)      ARCA SYSTEMS, INC.

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

(5)      PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

                                       JUNE 30,   JUNE 30,
                                        2000      1999
                                      -------    -------
Property and equipment                $ 1,904    $ 1,794
Purchased software for internal use       342        255
Leasehold improvement                      21         27
                                      -------    -------
  Subtotal                              2,170      2,076
                                      -------    -------
Less: accumulated depreciation         (1,181)      (922)
                                      -------    -------
Property and equipment, net           $ 1,086    $ 1,154
                                      =======    =======


(6)      NON-COMPETE AGREEMENTS

         In connection with the sale of its Real-time Business, the Company entered into non-compete agreements for a period of five years with two former officers of the Company. In consideration for these non-compete agreements, these officers received 91,800 shares of the Company's common stock. These shares were valued at market price as of the date of the agreement, June 28, 1996. These amounts are being amortized over the life of the agreement. The amortization expense was $280, for the years ended June 30, 2000, 1999 and 1998, respectively, and will be fully amortized by June 30, 2001.

(7)      ACCRUED EXPENSES AND OTHER LIABILITIES

         Accrued expenses and other liabilities consists of the following:

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                            JUNE 30, 2000   JUNE 30, 1999
                                            -------------   -------------

Salaries, wages and other compensation         $1,271         $1,237
Accrued interest and sundry taxes                  92            274
Accrued professional service fees                  70            200
Other payables                                    509            569
Insurance finance payable                           0            280
Customer advanced payments                          0            650
                                               ------         ------
                                               $1,942         $3,210
                                               ======         ======

(8)      LINE OF CREDIT AND NOTE PAYABLE

On December 30, 1997, the Company entered into a $3,350 asset-based revolving line of credit and a $650 Term Note Agreement with Coast Business Credit ("Coast"). Interest is charged at the prime rate plus 2.0% (prime plus 5.0% at June 30, 1999 as a result of being in default). The credit facility is collateralized by all of the tangible assets and intellectual property of the Company. Availability under the revolving credit facility is limited to 80% of eligible accounts receivable and 30% of qualified inventory up to a maximum availability of $300 on eligible inventory. The original term note was for a period of three years and payable in thirty-nine monthly installments. In December 1999, the Company re-negotiated the terms of the note, which extended the term of the note until December 30, 2001. The Company has presented the $650 cash compensating balance equal to the amount of the term loan as restricted cash. As of June 30, 2000, there was $1,316 outstanding under the revolving line of credit agreement, all of which was classified as a current liability. The Company estimates that the fair value of the line of credit and note payable approximates carrying value based upon its effective current borrowing rate.

 (9)     CONVERTIBLE DEBENTURE

         On December 17, 1998, the Company executed an agreement to issue $1,125,000 of Convertible Debt ("Debt"). The Debt was interest bearing at a rate of prime plus 200 basis points and was payable quarterly. The Debt was convertible into 750,000 shares of common stock at a conversion price equal to $1.50 per share. The Debt was convertible, at the debt holders' option, after February 1, 2000. In addition, the Company issued the debt holders warrants to purchase 500,000 shares of the Company's common stock at $2.00 per share. The warrants were exercisable at any time before June 2001. The terms of the Debt and warrant agreement that permitted the conversion of the Debt and warrants to common stock at a discount to market, was considered a beneficial conversion feature. The beneficial conversion feature at the date of issuance of the Debt was recognized as interest expense over the shortest possible conversion period. The convertible debt was secured by a second lien on the Company's assets and properties and was subordinated to the Company's senior debt.

         On August 26, 1999, the Company increased the convertible debt to approximately $4,300,000 including repaying the December 1998 issuance. This increased amount is principally with the same debt holders as the December 1998 transaction, with certain company officers, directors and employees also participating . The debt matures June 30, 2002. The interest rate is 11.5% per annum. Interest is payable quarterly, except that interest accruing from the date of issuance through July 1, 2000, which will be added to the principal amount of the note. The number of shares of common stock into which the debt may be converted is equal to the principal amount of the note, plus the accrued interest, divided by the conversion price of $1.00 per share. In addition, the warrants from the December 17, 1998 transaction were cancelled, and the Company issued approximately 4,300,000 warrants to purchase the Company's common stock at $2.00 per share and have a term of five years. The warrants were valued at $431 and this amount is being recognized as interest expense over the debt conversion period.

         As of September 30, 1999, the Company had recorded a beneficial conversion feature attributable to the convertible debt. This feature was being amortized over the term of the debt. Based upon a report issued by a national valuation firm, the Company subsequently determined that the amount so recognized was in error. Specifically, the fair value of the Company's common stock was below the conversion price and therefore, no such beneficial conversion feature existed as of the date of the transaction.

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


The Company reversed the charge to interest expense of $0.3 million in the fourth quarter. The effect on the prior quarterly results was immaterial.

(10)     INCOME TAXES

         The significant components of the Company's net deferred income tax assets (liabilities) are as follows:

DEFERRED TAX ASSETS AND LIABILITIES            JUNE 30, 2000     JUNE 30, 1999
                                               -------------     -------------

Accrued expenses                               $    243             $    384
Depreciation and amortization                      (290)                (347)
Net operating loss carryforwards                 22,843               22,683
Capital loss carryforwards                        2,024                2,023
Other Deferred tax assets (liabilities)             522                  732
Valuation allowance                             (25,342)             (25,475)
                                               --------             --------
Net deferred income tax liability                    --                   --
                                               ========             ========

         A reconciliation of the effective income tax rate and the statutory United States income tax rate follows:

                                         YEAR ENDED          YEAR ENDED
                                        JUNE 30, 2000       JUNE 30, 1999
                                        --------------    ----------------

Statutory U.S. income tax rate              34.0 %              34.0 %
State taxes                                  3.0 %              (3.0)%
Other                                      (10.5)%              (0.8)%
Interest on convertible debt*              (60.4)%               0.0 %
Valuation Allowance                         33.9 %             (36.2)%
                                        --------------    ----------------
Effective income tax rate                    0.0 %               0.0 %
                                        ==============    ================
--------------------
* Convertible debt is considered equity for income tax purposes and therefore the interest incurred is not deductible.

         As of June 30, 2000, the Company had U.S. net operating loss carryforwards for federal income tax purposes of approximately $62 million. The Company's net operating loss carryforwards begin to expire in 2010. Under the Tax Reform Act of 1986, the amounts of, and the benefits from, net operating loss carryforwards may be impaired or limited due to a change of ownership control as defined by the Internal Revenue Code. In addition, the Company has an U.S. net capital loss carryforwards of approximately $5,469. The Company may utilize the capital loss carryforwards only to the extent it generates future capital gains. As of June 30, 2000, a valuation allowance has been established against the net deferred tax asset since the Company believes it is more likely than not that the benefits will not be realized.

(11)     SHAREHOLDERS' EQUITY

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

         STOCK OPTION PLANS--Effective October 8, 1994, the Company adopted a Stock Incentive Plan. On February 4, 1996, the Board of Directors approved an amendment to the plan to reserve 2,025,000 shares of common stock for grant, and effective October 28, 1997 increased the reserve to 2,400,000 shares. Effective September 4, 1998, the Company adopted an Employee Stock Option Plan. The Board of Directors approved an initial reserve of 1,400,000 shares of common stock for grant, and effective August 10, 1999 increased the reserve to 2,500,000 shares.

         Both plans permit the issuance of stock options, stock appreciation rights, performance awards, restricted stock and/or other stock based awards to directors and salaried employees. The option price shall be determined by the Board Committee effective on the Grant Date. The option price shall not be less than fifty percent of the Fair Market Value of a share of common stock on the Grant Date. If Incentive Stock Options are granted to a participant who on the Grant Date is a ten-percent holder, such price shall not be less than one hundred and ten percent of the Fair Market Value of a share of common stock on the Grant Date. All options become immediately exercisable upon the occurrence of a Change in Control of the Company. Vesting of these options occurs based on years of service. Generally it begins at 33% after one year, 66% after two years, and 100% after the third year of service. In September 1998, the Company elected to have non-qualified stock options for key executives as part of their compensation plan. The Board of Directors has the authority to determine who may be granted options, the period of exercise, the option price at the date of grant, and any other restrictions, if applicable.

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

         The fair value method for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999, and 1998, respectively: risk-free interest rates were 6.0%, 5.11%, and 5.69%, expected dividend yield of 0%, volatility factors of the expected market price of the Company's common stock were 121.0%, 116.3%, and 79.1% and a weighted average expected life of the option of 3, 3, and 4 years, respectively.

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

         The adoption of SFAS No.123 under the fair value based method would have increased compensation expense by $3,397, $2,108, and $2,524 for the years ended June 30, 2000, 1999, and 1998, respectively. The effect of SFAS No. 123 under the fair value based method would have effected net loss and loss per share as follows:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                          JUNE 30,            JUNE 30,            JUNE 30,
                                            2000                1999                1998
                                          ----------          ----------          ----------
Net loss                                  $     (976)         $   (8,115)         $  (18,264)
                                          ==========          ==========          ==========
Pro-Forma                                 $   (4,373)         $  (10,023)         $  (20,789)
                                          ==========          ==========          ==========
Loss per common share as reported         $    (0.10)         $    (0.90)         $    (2.17)
                                          ==========          ==========          ==========
Pro-Forma                                 $    (0.47)         $    (1.12)         $    (2.47)
                                          ==========          ==========          ==========

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



         Information relating to the Company's stock option plan is as follows:

                                              NUMBER OF       WEIGHTED AVERAGE
                                              SHARES           EXERCISE PRICE
                                            -----------      ----------------

Shares under option at June 30, 1997          1,825,922          $7.77
Granted                                         889,668          $7.48
Exercised                                      (254,071)         $4.37
Forfeited                                      (363,774)         $9.21
                                             ----------          -----
Shares under option at June 30, 1998          2,097,745          $7.81
                                             ==========          =====
Shares exercisable at June 30, 1998             759,291          $7.95
                                             ==========          =====
Shares under option at June 30, 1998          2,097,745          $7.81
Granted                                       2,856,343          $1.24
Exercised                                       (17,000)         $1.13
Forfeited                                    (1,875,645)         $5.03
                                             ----------          -----
Shares under option at June 30, 1999          3,061,443          $1.91
                                             ==========          =====
Shares exercisable at June 30, 1999           1,141,492          $2.96
                                             ==========          =====
Shares under option at June 30, 1999          3,061,443          $1.91
Granted                                       1,094,498          $3.94
Exercised                                      (640,133)         $1.41
Forfeited                                      (538,777)         $1.79
                                             ----------          -----
Shares under option at June 30, 2000          2,977,031          $2.65
                                             ==========          =====
Shares exercisable at June 30, 2000           1,702,776          $2.05
                                             ==========          =====

         The following information applies to options outstanding as of June 30, 2000:


                                          OPTIONS OUTSTANDING
                                          -------------------                                            OPTIONS EXERCISABLE
     ACTUAL                                WEIGHTED-AVERAGE                                      ----------------------------------
    RANGE OF            NUMBER                REMAINING                WEIGHTED-AVERAGE           NUMBER          WEIGHTED-AVERAGE
EXERCISE PRICES       OUTSTANDING          CONTRACTUAL LIFE             EXERCISE PRICE          EXERCISABLE        EXERCISE PRICE
---------------      ------------         --------------------         ----------------        -------------------------------------

$0.75 - 1.13            632,959                    2.2                      $1.07                  501,323               $1.10
$1.25 - 1.75          1,419,066                      5                      $1.32                  903,631               $1.30
$2.09 - 2.09             94,000                    4.7                      $2.09                   70,666               $2.09
$3.50 - 5.00            202,500                    4.8                      $4.09                   17,000               $4.14
$5.66 - 7.38            628,506                    5.9                      $6.85                  210,156               $7.34
------------         ----------                   ----                     ------                ---------               ------
$0.75 - 7.38          2,977,031                    4.6                      $2.65                1,702,776               $2.05


                     CYBERGUARD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         During September 1998, the Company re-priced all of the outstanding options to its then current fair market value per share of $1.125 to all officers, directors and employees with existing options. The total numbers of shares re-priced were 1,404,891. In addition, during fiscal year 1999, the Company issued officers, directors and employees approximately 1,110,936 new options at an exercise price of $1.31 per share. As part of a severance arrangement with a previous officer, the Company re-issued 235,490 shares at a weighted average price of $7.10 per share.

(12)     COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS--Rent expense was $697 for the year ended June 30, 2000, $744 for the year ended June 30, 1999, and $501 for the year ended June 30, 1998.

         On June 10, 1997, the Company entered into a seven-year term office lease for its corporate office located in a commercial building in Fort Lauderdale, Florida. The lease provides for a 5-year renewal option.

         Total future minimum rental commitments under non-cancelable operating leases, primarily for buildings and equipment, for the years following June 30, 2000 are as follows:

                     YEAR                   AMOUNT
                     ----                   ------

                     2001                     537
                     2002                     493
                     2003                     497
                     2004                     505
                                       -----------
                     Total                 $2,032
                                       ===========

         Effective May 1, 1999, the Company sold substantially all the assets of its TradeWave division and the assumption of several capital and operating leases. In the transaction, the operating lease amount assumed for the fiscal year ended 1999 are $25, fiscal year end 2000 are $165, fiscal year end 2001 are $3, and fiscal year end 2002 are $2.

         LITIGATION--On August 24, 1998, the Company announced, among other things, that due to a review of its revenue recognition practices relating to distributors and resellers, it would restate prior financial results. After the August 24, 1998 announcement, twenty-five purported class action lawsuits were filed by alleged shareholders against the Company and certain former officers and directors. Pursuant to an order issued by the Court, these actions have been consolidated into one action, styled STEPHEN CHENEY, ET AL. V. CYBERGUARD CORPORATION ET AL., Case No. 98-6879-CIV-Gold, in the United States District Court, Southern District of Florida. On August 23, 1999, the plaintiffs filed a Consolidated and Amended Class Action Complaint. This action seeks damages purportedly on behalf of all persons who purchased or otherwise acquired the Company's common stock during various periods from November 7, 1996 through August 24, 1998. The complaint alleges, among other things, that as a result of accounting irregularities relating to the Company's revenue recognition policies, the Company's previously issued financial statements were materially false and misleading and that the defendants knowingly or recklessly published these financial statements which caused the Company's common stock prices to rise artificially. The action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Subsequently, the defendants, including the Company, filed their respective motions to dismiss the amended complaint. On July 31, 2000, the Court issued a ruling denying the Company's and Robert L. Carberry's motions to dismiss while granting the motions to dismiss

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

with prejudice of the defendants William D. Murray, Patrick O. Wheeler, C. Shelton James and KPMG Peat Marwick LLP ("KPMG"). The Company filed an answer to the plaintiffs' complaint on August 24, 2000.

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

         On September 16, 1999, the Company filed a lawsuit against KPMG Peat Marwick LLP ("KPMG") and August A. Smith, the KPMG engagement partner. The lawsuit is pending in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Case No. 00-004102-CACE-14. On May 1, 2000, the Company filed the First Amended Complaint, alleging that KPMG failed to properly audit the Company's financial statements and provided inaccurate advice on accounting matters for fiscal years 1996, 1997 and 1998. The action alleges professional malpractice, breach of fiduciary duty, breach of contract and breach of implied duty of good faith, and seeks damages in excess of $10 million. KPMG and Mr. Smith filed motions to dismiss, which were denied. In August 2000, KPMG and Mr. Smith filed their answers and KPMG filed counterclaims against the Company, alleging the Company's breach of contract, negligent misrepresentation and abuse of process, and seeks an unspecified amount of damages consisting of unpaid service fees and legal fees and costs.

         The Company is involved from time to time in other litigation on various matters relating to the conduct of its business. The Company believes that these other litigation, single or collective, will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

         REGULATORY INVESTIGATIONS--In August 1998, the Securities and Exchange Commission ("SEC") commenced an informal inquiry into certain accounting and financial reporting practices of the Company and its officers, directors and employees. On March 25, 1999, the SEC issued a formal order of investigation (which the Company learned of on September 27, 1999) into certain accounting and financial reporting practices of the Company and its officers, directors and employees. The SEC's investigation is ongoing and the Company is cooperating with the SEC. The Company is unable to predict the ultimate outcome of the investigation. The resolution of such matters could have a material adverse effect on the Company's consolidated financial position, results of operations, and cash flows. The Company's consolidated financial statements do not include any adjustments related to these matters.

(13)     CONCENTRATIONS OF CREDIT RISK

         Financial instruments, which potentially subject the Company to a concentration of credit risk principally, consist of cash, cash equivalents and trade receivables. The Company holds any excess cash in short-term investments consisting of commercial paper. Concentrations of credit risk with respect to receivables are limited due to the Company's customer base.

(14)     EMPLOYEE BENEFIT PLANS

         The Company has a 401(k) Savings Plan ("the Plan") which covers the eligible employees of the Company. An employee is eligible to participate in the

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Plan on the date of hire. The amount of profit-sharing contributions made by the Company into the Plan is discretionary. Each participant may contribute up to 19% of compensation into the Plan. The Company makes a matching contribution on behalf of each participant for the first 6% of their individual contribution. These contributions are made in the form of cash and common stock of the Company. Participants' profit sharing and matching contribution vests over a three-year period. The Company's contributions to the Plan were $274 for year ended June 30, 2000, $300 for year ended June 30, 1999 and $388 for the year ended June 30, 1998. For the year ended June 30, 2000, the Company received proceeds of $301 related to the direct sale of common stock to the Plan.

         The Company has an Employee Stock Purchase Plan ("ESPP") which covers the eligible employees of the Company. An employee is eligible to participate in the ESPP beginning on the offering date following their hire date. Each participant may contribute the lesser of 10% of eligible compensation or $25,000 per year.

 (15)    GEOGRAPHIC AND CUSTOMER INFORMATION

         The Company operates primarily in one segment: trusted systems consisting of network security and electronic commerce products and services. During 2000, one major financial institution represented 28% of consolidated sales. During 1999, one major financial institution represented 34% of consolidated sales, one international telecommunications company represented 10.1% of consolidated sales and one international distributor represented 7.8% of consolidated sales. During 1998, one major financial institution represented 17% of consolidated sales.

         A summary of the Company's operations by geographic area is summarized below:

                                   YEAR ENDED        YEAR ENDED         YEAR ENDED
                                    JUNE 30,          JUNE 30,           JUNE 30,
                                      2000              1999               1998
                                  ------------     -------------       ------------
United States Operations
        Net sales                   $ 13,831          $ 10,882          $ 11,423
        Net loss                        (431)           (7,823)          (17,292)
        Identifiable assets           10,367             5,795            11,100

European Operations
        Net sales                      5,029             2,991             4,129
        Net loss                        (545)             (292)             (972)
        Identifiable assets            2,445             2,482             1,976

         U.S. Export Sales were $7,752 for the year ended June 30, 2000, $3,747 for the year ended June 30, 1999 and $4,530 for the year ended June 30, 1998.


(16)     SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

         During 1998, the Company issued 590,429 shares of common stock for all of the outstanding common stock of Arca and subsequently, retired these shares in 1999. In addition, during 2000, 1999 and 1998, the Company paid cash for interest of $1,171, $274 and $84, respectively.

         On August 26, 1999, in connection with the convertible debt offering (see Note 9), the Company issued warrants which were valued at $431. This amount is being recognized as interest expense over the debt conversion period and at June 30, 2000, the interest amortized on the warrants was $127.

(17)     NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") was issued. SAB 101 summarizes the Securities and Exchange Commission staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The implementation of SAB 101 shall be no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company believes that the adoption of SAB 101 will not have a material impact on its revenue recognition.

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(18)     SUBSEQUENT EVENTS

         In August 2000, KPMG filed counterclaims against the Company, alleging the Company's breach of contract, negligent misrepresentation and abuse of process, and seeks an unspecified amount of damages consisting of unpaid service fees and legal fees and costs. The Company intends to vigorously defend these actions, however, the Company is unable to predict the ultimate outcome of the litigation.

(19)     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Selected unaudited quarterly results for the fiscal year ended June 30, 2000 were as follows:

                                                      JUNE 30,        MARCH 31,       DECEMBER 31,    SEPTEMBER 30,
                                      TOTAL            2000            2000              1999             1999
                                   -----------     -----------    ------------      -------------    ---------------
Revenues                           $ 18,859          $ 4,893          $5,265         $ 4,370          $ 4,331

Gross profit                         12,903            3,051           3,486           3,262            3,104

Operating income (loss)                 182             (438)            702             148             (230)

Net loss                           $   (976)         $  (600)         $  270         $   (62)         $  (584)
                                   ========          =======          ======         =======          =======
Basic earnings (loss) per share    $  (0.10)         $ (0.06)         $ 0.03         $ (0.01)         $ (0.06)
                                   ========          =======          ======         =======          =======
Fully diluted earnings (loss)
  per share                        $  (0.10)         $ (0.06)         $ 0.01         $ (0.01)         $ (0.06)
                                   ========          =======          ======         =======          =======

