Form 10-Q
period 2000-09-30
CYBERGUARD CORP
filed 2000-11-14
CIK 927133

                        SECURITIES AND EXCHANGECOMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

        (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000
                                               -------------------

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

Yes [X]  No [ ]

          As of November 8, 2000, 9,888,534 shares of the Registrant's $0.01 par value Common Stock were outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         CYBERGUARD CORPORATION

                        CYBERGUARD CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEET
                              (Unaudited)
                         (Dollars in thousands)


                                                                      Sept. 30,         June 30,
                                                                         2000            2000
                                                                       --------         --------
ASSETS
Cash and cash equivalents                                              $  1,400         $  2,497
Restricted cash                                                             747              800
Accounts receivable, less allowance for  uncollectible accounts
  of $81 at Sept. 30, 2000 and $52 at June 30, 2000                       2,556            3,614
Inventories, net                                                            318              159
Other current assets                                                      1,456            1,255
                                                                       --------         --------
  Total current assets                                                    6,477            8,996

Property and equipment at cost, less accumulated
  depreciation of $1,247 at Sept. 30, 2000 and
  $1,181 at June 30, 2000                                                 1,160            1,086
Capitalized software, net                                                   963            1,142
Non-compete agreements, net                                                 210              280
Other assets                                                                 22              163

                                                                       --------         --------
        Total assets                                                   $  8,833         $ 10,996
                                                                       ========         ========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Line of credit and note payable                                             753            1,575
Accounts payable                                                          1,720            1,424
Deferred revenue                                                          2,653            2,912
Accrued expenses and other liabilities                                    2,199            1,942
                                                                       --------         --------
  Total current liabilities                                               7,325            7,853
Note Payable                                                                650              650
Convertible debenture, net                                                4,481            4,445
                                                                       --------         --------
 Total liabilities                                                       12,456           12,948
                                                                       --------         --------

Shareholders' deficit

Common stock par value $0.01 authorized 50,000,000 shares
   issued and outstanding 9,880,690 at Sept. 30, 2000
   and 9,799,321 at June 30, 2000                                            99               98
Additional paid-in capital                                               75,442           75,290
Accumulated deficit                                                     (79,309)         (77,451)
Accumulated other comprehensive income                                      145              111
                                                                       --------         --------
  Total shareholders' deficit                                            (3,623)          (1,952)
                                                                       --------         --------

        Total liabilities and shareholders' deficit                    $  8,833         $ 10,996
                                                                       ========         ========




      See accompanying notes to condensed consolidated financial statements

                           CYBERGUARD CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
           (Dollars in thousands except share and per share data)



                                                                Three Months Ended
                                                            -------------------------------
                                                             Sept. 30,          Sept. 30,
                                                               2000                1999
                                                            -----------         -----------
Revenues:
Products                                                    $     2,941         $     3,263
Services                                                          1,107               1,068
                                                            -----------         -----------
  Total revenues                                                  4,048               4,331

Cost of revenues:
Products                                                            658                 532
Services                                                            522                 695
                                                            -----------         -----------
  Total cost of revenues                                          1,180               1,227

                                                            -----------         -----------
Gross profit                                                      2,868               3,104
                                                            -----------         -----------

Operating expenses:
Research and development                                          1,314                 883
Selling, general and administrative                               3,229               2,451
                                                            -----------         -----------
  Total operating expenses                                        4,543               3,334

                                                            -----------         -----------
Operating loss                                                   (1,675)               (230)
                                                            -----------         -----------
Other income (expense)
Interest expense, net                                              (199)               (344)
Gain on sale of assets                                               13                  14
Other income (expense)                                                2                 (24)
                                                            -----------         -----------
  Total other income (expense)                                     (184)               (354)

Net loss                                                    $    (1,859)        $      (584)
                                                            ===========         ===========

Basic and fully-diluted loss per common share               $     (0.19)        $     (0.06)
                                                            ===========         ===========

Weighted average number of common shares outstanding          9,849,396           9,088,680
                                                            ===========         ===========



      See accompanying notes to condensed consolidated financial statements

                         CYBERGUARD CORPORATION
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                               (Unaudited)
                         (Dollars in thousands)


                                                                   Three Months Ended
                                                                 -------------------------
                                                                 Sept. 30,       Sept. 30,
                                                                   2000             1999
                                                                 ---------       ---------
Cash flows from operating activities
Net loss                                                          $(1,859)        $  (584)
Adjustment to reconcile net loss to net cash
  used in operating activities:
Depreciation                                                          178             104
Amortization                                                          248             102
Interest on retirement of convertible debt                            240
Interest on new convertible debt                                       36              31
Provision for uncollectible accounts receivable                        28            (122)
Provision for inventory reserve                                         1              --

Changes in assets and liabilities
Accounts receivable                                                 1,029            (763)
Other current assets                                                 (201)           (503)
Inventories                                                          (157)             52
Accounts payable                                                      296          (1,527)
Accrued expenses and other liabilities                                257            (802)
Deferred revenue                                                     (259)          1,149
Other, net                                                            175              21
                                                                 ---------       ---------
  Net cash used in operating activities                              (228)         (2,602)
                                                                 ---------       ---------

Cash flows provided by (used in) investing activities
Capitalized software costs                                             --             (90)
Additions/deletions to PPE                                           (252)            (34)
                                                                 ---------       ---------
  Net cash used in investing activities                              (252)           (124)
                                                                 ---------       ---------

Cash flows provided by (used in) financing activities
Change in restricted cash                                              53              --
Issuance of new convertible debt                                    4,313
Retirement of existing convertible debt                            (1,125)
Notes Payable                                                        (169)           (334)
Revolving line of credit                                             (654)           (597)
Proceeds from stock options exercised                                 102              --
Proceeds from sale of common stock                                     51              70
                                                                 ---------       ---------
  Net cash provided by (used in) from financing activities           (617)          2,327
                                                                 ---------       ---------

Net decrease in cash                                               (1,097)           (399)
Cash and cash equivalents at beginning of period                    2,497           2,622

                                                                  -------         -------
Cash and cash equivalents at end of period                        $ 1,400         $ 2,223
                                                                  =======         =======

Supplemental disclosure of cash flow information
Cash paid for interest                                                 93             400
                                                                  =======         =======
Cash paid for income taxes                                             --              --
                                                                  =======         =======




      See accompanying notes to condensed consolidated financial statements

CYBERGUARD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)

1. BASIS OF PRESENTATION

     The Company has prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate so as to make the information contained not misleading. These interim financial statements and the notes should be read in conjunction with the financial statements and the notes included in the Company's 10-K for the year ended June 30, 2000. In the Company's opinion, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the information shown have been included. Generally accepted accounting standards also requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclose contingent assets and liabilities at the date of the financial statements. Significant estimates include those made for software development costs, reserve for inventories, the allowance for uncollectible accounts, and contingencies. Actual results could differ from those estimates.

     The results of operations for the three months ended September 30, 2000 presented are not necessarily indicative of the results of operations that may be expected for the year ending June 30, 2001.

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

     The Company's operating results and financial condition may be impacted by a number of factors including, but not limited to the following, any of which could cause actual results to vary materially from current and historical results or the Company's anticipated future results. A portion of the Company's revenue is derived from its international operations and sources. As a result, the Company's operations and financial results could be affected by international factors such as changes in foreign currency exchange rates or weak economic conditions in the international markets in which the Company distributes its products. The network security industry is highly competitive and competition is expected to intensify. There are numerous companies competing in segments of the market in which the Company does business. Competitors include organizations significantly larger and with more development, marketing and financial resources than the Company. In addition, the Company is subject to risks and uncertainties which include, but are not limited to, the timely development of and acceptance of new products, impact of competitive products, competition for and retention of key management and technology employees, regulation, inventory obsolescence, the ultimate outcome of certain litigation matters, and cash balances in excess of federally insured limits.

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

CYBERGUARD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)

CYBERGUARD CORPORATION, ET AL., Case No. 98-6879-CIV-Gold, in the United States District Court, Southern District of Florida. On August 23, 1999, the plaintiffs filed a Consolidated and Amended Class Action Complaint. This action seeks damages purportedly on behalf of all persons who purchased or otherwise acquired the Company's common stock during various periods from November 7, 1996 through August 24, 1998. The complaint alleges, among other things, that as a result of accounting irregularities relating to the Company's revenue recognition policies, the Company's previously issued financial statements were materially false and misleading and that the defendants knowingly or recklessly published these financial statements which caused the Company's common stock prices to rise artificially. The action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Subsequently, the defendants, including the Company, filed their respective motions to dismiss the amended complaint. On July 31, 2000, the Court issued a ruling denying the Company's and Robert L. Carberry's (the Company's CEO from June 1996 through August 1998) motions to dismiss. The court granted the motions to dismiss with prejudice for defendants William D. Murray (the Company's CFO from November 1997 through August 1998), Patrick O. Wheeler (the Company's CFO from April 1996 through October 1997), C. Shelton James (former Audit Committee Chairman), and KPMG Peat Marwick LLP ("KPMG"). On August 14, 2000, the plaintiffs filed a motion for reconsideration of that order. The Company filed an answer to the plaintiffs' complaint on August 24, 2000.

     The Company's obligation to indemnify its officers and directors under the aforementioned lawsuit is insured to the extent of the limits of the applicable insurance policies. The Company has notified its insurance carrier of the existence of the lawsuit, and the carrier has sent the Company a reservation of rights letter. The Company intends to vigorously defend this action, and believes that in the event that it is unsuccessful, insurance coverage will be available to defray a portion, or substantially all, of the expense of defending and settling the lawsuit or paying a judgment. However, the Company is unable to predict the ultimate outcome of the litigation. There can be no assurance that the Company will be successful in defending the lawsuit or if unsuccessful, insurance will be available to pay all or any portion of the expense of the lawsuit. If the Company is unsuccessful in defending the lawsuit and the insurance coverage is unavailable or insufficient, the resolution of the lawsuit could have an effect on the Company's consolidated financial position, results of operations, and cash flows. The Company's consolidated financial statements do not include any adjustments related to these matters.

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

CYBERGUARD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)

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

4. SUBSEQUENT EVENTS

None

CYBERGUARD CORPORATION
SEPTEMBER 30, 2000
(DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)


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

RESULTS OF OPERATIONS

THE QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1999

NET REVENUES

         Net revenues consist primarily of network security products and services including third party security products and service and support related to security products. For the quarter ended September 30, 2000, net revenues were $4.048 million compared to $4.331 million for the quarter ended September 30, 1999. The slight decline was comprised of a decrease of $.322 million in network security product revenues and an increase of $0.039 million in service revenues. The decrease in network security product revenues was primarily caused by the transition in the Company's sales management team. Network security products accounted for 72.7% for revenues during the quarter ended September 30, 2000 as compared to 75.3% for the quarter ended September 30, 1999. Support services for network security products accounted for 27.3% of revenues during the quarter ended September 30, 2000 as compared to 24.7% of revenues during the quarter ended September 30, 1999.

GROSS PROFIT

     Gross Profit as a percentage of revenues decreased to 70.8% from 71.7% for the quarter ended September 30, 2000. The decrease is attributable to the decreased level of revenues relative to the fixed cost components of cost of revenues.

OPERATING EXPENSES, OTHER INCOME AND EXPENSE AND NET LOSS

     Overall, operating expenses increased $1.209 million for the quarter ended September 30, 2000 to $4.543 million. This is due to increased compensation and related employee costs associated with R&D, the initial investment in a new marketing and branding campaign and some foreign currency exchange losses in the European subsidiary.

     Other Income and Expense decreased $0.170 million for the quarter ended September 30, 2000 to ($0.184) million. This is due to a decrease in interest expense of $0.145 million primarily associated with the convertible debt and warrants.

     The net loss for the quarter ended September 30, 2000 was $1.859 million compared to $.584 for the quarter ended September 30, 1999. The Company did not provide for income taxes due to the significant net operating loss carryforwards available.

CYBERGUARD CORPORATION
SEPTEMBER 30, 2000
(DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)


LIQUIDITY AND CAPITAL RESOURCES

         The Company has experienced losses since its inception as a network security company. The Company's historical uses of cash have been to fund net losses from operations, establish inventory stocking levels, and fund capital expenditures for property, equipment and software. For the quarter ended September 30, 2000, the Company incurred a net loss of approximately $1,859,000 on revenues of approximately $4.048 million. For the quarter ended September 30, 1999, the Company incurred a net loss of approximately $0.584 million on revenues of approximately $4.331 million.

         The Company and certain former officers and directors were named in twenty-five shareholder lawsuits. The plaintiffs sued for unspecified compensatory damages, legal fees, and litigation costs. The Company is unable to predict the ultimate outcome or potential financial impact of this litigation.

         The consolidated financial statements do not include any adjustments relating to the realization of assets and the recognition and satisfaction of liabilities that might be necessary as a result of the matters described in this
Item 2 or Part II, Item 1 of this report. At September 30, 2000, the Company had cash and cash equivalents on hand of $1.4 million representing a decrease of $1.097 million from $2.497 million as of June 30, 2000. Accounts payable and accrued liabilities increased by $0.553 million, accounts receivable decreased by $1.058 million, property and equipment increased $0.252 million, and inventory levels increased by $0.157 million compared to June 30, 2000.

     The Company's principal sources of liquidity at September 30, 2000, consisted of cash, accounts receivable, a revolving line of credit with Coast Business Credit, and vendor trade credit. The revolving line of credit with Coast Business Credit is based on available eligible account receivables and inventory. The line of credit decreased $.654 million, from $1.316 million to $0.662 million compared to June 30, 2000.

         On August 26, 1999, the Company entered into a financing transaction with Fernwood Partners II, LLC ("Fernwood") and certain officers, directors and employees of the Company, through which the Company obtained a total amount of $4,313,484 (the "Fernwood Financing"). In the Fernwood Financing, Fernwood provided $3,699,484 and certain other directors, executive officers and employees of the Company provided $614,000. All of the financing consisted of promissory notes convertible into the Company's Common Stock at $1 per share and warrants to purchase an equivalent number of shares of the Company's Common Stock at $2.00 per share. The Fernwood Financing bears interest at a rate of 11.5% per annum and is secured by a lien on all of the Company's assets. Interest is payable quarterly, except that interest accruing from the date of issuance through July 1, 2000, which was added to the principal amount of the note. Part of the proceeds from this financing was used to repay a $1,125,000 loan and accrued interest to Fernwood Partners, LLC, a limited liability company that provided financing to the Company in December 1998.

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

         Due to the long-term nature of the Company's investment in this subsidiary, the translation adjustments resulting from these exchange rate fluctuations are excluded from the results of operations and recorded in a separate component of consolidated stockholders' equity. The Company monitors its

CYBERGUARD CORPORATION
SEPTEMBER 30, 2000
(DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)


currency exposure but does not hedge its translation exposure due to the high economic costs of such a program and the long-term nature of its investment in its European subsidiary.

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

CYBERGUARD CORPORATION
SEPTEMBER 30, 2000
(DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)


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

         The Company's future success is based largely on its ability to develop and sell increasingly technologically advanced network security solutions in sufficient volume and at sufficient prices to become profitable on a consistent basis. In addition, the network security market is characterized by extremely rapid technological change, requiring rapid product development. The velocity of technological change has accelerated and the Company believes that it is important to its future that it keeps pace with these changes. The Company believes that competition will continue to intensify in the rapidly evolving markets in which the Company is involved, and that the continued development of technologically advanced products will be necessary to keep its products current. In addition, the competition for and retention of key management and technology employees is a critical challenge. The Company believes that its ability to generate adequate cash flow from operations will also be critical to its future.

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

CYBERGUARD CORPORATION
SEPTEMBER 30, 2000
(DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)


PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 24, 1998, the Company announced, among other things, that due to a review of its revenue recognition practices relating to distributors and resellers, it would restate prior financial results. After the August 24, 1998 announcement, twenty-five purported class action lawsuits were filed by alleged shareholders against the Company and certain former officers and directors. Pursuant to an order issued by the Court, these actions have been consolidated into one action, styled STEPHEN CHENEY, ET AL. V. CYBERGUARD CORPORATION, ET AL., Case No. 98-6879-CIV-Gold, in the United States District Court, Southern District of Florida. On August 23, 1999, the plaintiffs filed a Consolidated and Amended Class Action Complaint. This action seeks damages purportedly on behalf of all persons who purchased or otherwise acquired the Company's common stock during various periods from November 7, 1996 through August 24, 1998. The complaint alleges, among other things, that as a result of accounting irregularities relating to the Company's revenue recognition policies, the Company's previously issued financial statements were materially false and misleading and that the defendants knowingly or recklessly published these financial statements which caused the Company's common stock prices to rise artificially. The action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Subsequently, the defendants, including the Company, filed their respective motions to dismiss the amended complaint. On July 31, 2000, the Court issued a ruling denying the Company's and Robert L. Carberry's (the Company's CEO from June 1996 through August 1998) motions to dismiss. The court granted the motions to dismiss with prejudice for defendants William D. Murray (the Company's CFO from November 1997 through August 1998), Patrick O. Wheeler (the Company's CFO from April 1996 through October 1997), C. Shelton James (former Audit Committee Chairman), and KPMG Peat Marwick LLP ("KPMG"). On August 14, 2000, the plaintiffs filed a motion for reconsideration of that order. The Company filed an answer to the plaintiffs' complaint on August 24, 2000.

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

CYBERGUARD CORPORATION
SEPTEMBER 30, 2000
(DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)


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

(b) Reports filed on Form 8-K during the quarter ended September 30, 2000:
During the quarter ended September 30, 2000, the Company filed two reports on Form 8-K, one on July 30, 2000 and one on September 29, 2000. Both reports furnished information relating to the denials of the Company's application and appeal to list the Company's securities on the NASDAQ Small-Cap Market.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 14, 2000               CYBERGUARD CORPORATION



                                      By: /s/ David R. Proctor
                                          --------------------------------------
                                          Chairman and Chief Executive Officer



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