Form 10-Q
period 2000-12-31
CYBERGUARD CORP
filed 2001-02-14
CIK 927133

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 2000
                                               -----------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                         Commission file number 0-24544

                             CYBERGUARD CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

            FLORIDA                                            65-0510339
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

2000 WEST COMMERCIAL BLVD., SUITE 200,
       FORT LAUDERDALE, FLORIDA                                  33309
--------------------------------------------------------------------------------
(Address of Principle Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code  954-958-3900
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

Yes [X] No [ ]

         As of February 9, 2001, 17,736,936 shares of the Registrant's $0.01 par value Common Stock were outstanding.

CYBERGUARD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
(UNAUDITED)

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             CYBERGUARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
             (Dollars in thousands except share and per share data)

                                                                           Three Months Ended              Six Months Ended
                                                                        Dec. 31,        Dec. 31,       Dec. 31,        Dec. 31,
                                                                          2000            1999           2000             1999
                                                                      -----------     -----------     -----------     -----------
Revenues:
Products                                                              $     4,938     $     3,498     $     7,879     $     6,763
Services                                                                    1,411             872           2,517           1,939
                                                                      -----------     -----------     -----------     -----------
  Total revenues                                                            6,349           4,370          10,396           8,702

Cost of revenues:
Products                                                                    1,222             849           1,880           1,387
Services                                                                      668             259           1,190             948
                                                                      -----------     -----------     -----------     -----------
  Total cost of revenues                                                    1,890           1,108           3,070           2,335

                                                                      -----------     -----------     -----------     -----------
Gross profit                                                                4,459           3,262           7,326           6,367
                                                                      -----------     -----------     -----------     -----------

Operating expenses:
Research and development                                                    1,113             707           2,427           1,552
Selling, general and administrative                                         3,529           2,407           6,759           4,896
                                                                      -----------     -----------     -----------     -----------
  Total operating expenses                                                  4,642           3,114           9,186           6,448

                                                                      -----------     -----------     -----------     -----------
Operating income (loss)                                                      (183)            148          (1,860)            (81)
                                                                      -----------     -----------     -----------     -----------

Other income (expense)
Interest expense, net                                                        (240)           (319)           (438)           (662)
Gain on sale of assets                                                          0              24              13               0
Other income (expense)                                                        (62)             85             (60)             98
                                                                      -----------     -----------     -----------     -----------
  Total other income (expense)                                               (302)           (210)           (485)           (564)

Loss before cumulative effect of change in accounting principle       $      (485)    $       (62)    $    (2,345)    $      (645)
                                                                      -----------     -----------     -----------     -----------

Cumulative effect of change in accounting principle                          (129)              0            (129)              0

Net Loss                                                              $      (614)    $       (62)    $    (2,474)    $      (645)
                                                                      ===========     ===========     ===========     ===========

Basic and fully-diluted loss per common share:
Before cumulative effect of change in accounting principle            $     (0.05)    $     (0.01)    $     (0.24)    $     (0.07)
Cummulative effect of change in accounting principle                  $     (0.01)    $        --     $     (0.01)    $        --
                                                                      -----------     -----------     -----------     -----------
Net Loss                                                              $     (0.06)    $     (0.01)    $     (0.25)    $     (0.07)
                                                                      ===========     ===========     ===========     ===========

Weighted average number of common shares outstanding                    9,907,451       9,148,283       9,878,423       9,118,481
                                                                      ===========     ===========     ===========     ===========

      See accompanying notes to condensed consolidated financial statements

                             CYBERGUARD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                 Dec. 31,             June 30,
                                                                                   2000                 2000
                                                                                ----------           ----------
ASSETS
Cash and cash equivalents                                                       $    2,332           $    2,497
Restricted cash                                                                        703                  800
Accounts receivable, less allowance for  uncollectible accounts
  of $98 at Dec. 31, 2000 and $52 at June 30, 2000                                   5,015                3,614
Inventories, net                                                                       279                  159
Other current assets                                                                 1,895                1,255
                                                                                ----------           ----------
        Total current assets                                                        10,224                8,325

Property and equipment at cost, less accumulated
  depreciation of $1,431 at Dec. 31, 2000 and
  $1,181 at June 30, 2000                                                            1,299                1,086
Capitalized sofware, net                                                             1,150                1,142
Non-compete agreements, net                                                            140                  280
Other assets                                                                           171                  163
                                                                                ----------           ----------
        Total assets                                                            $   12,984           $   10,996
                                                                                ==========           ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Line of credit and note payable                                                      1,230                1,575
Accounts payable                                                                     2,674                1,424
Deferred revenue                                                                     3,386                2,912
Accrued expenses and other liabilities                                               3,430                1,942
                                                                                ----------           ----------
        Total current liabilities                                                   10,720                7,853

Note Payable                                                                           650                  650
Convertible debenture, net                                                           5,479                4,445
                                                                                ----------           ----------
        Total liabilities                                                           16,849               12,948
                                                                                ----------           ----------

Shareholders' deficit
Common stock par value $0.01 authorized 50,000,000 shares
   issued and outstanding 9,941,820 at Dec. 31, 2000
   and 9,799,321 at June 30, 2000                                                       99                   98
Additional paid-in capital                                                          75,773               75,290
Accumulated deficit                                                                (79,923)             (77,451)
Accumulated other comprehensive income                                                 186                  111
                                                                                ----------           ----------
        Total shareholders' deficit                                                 (3,865)              (1,952)
                                                                                ----------           ----------

                                                                                ----------           ----------
        Total liabilities and shareholders' deficit                             $   12,984           $   10,996
                                                                                ==========           ==========

      See accompanying notes to condensed consolidated financial statements

                             CYBERGUARD CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                       Six Months Ended
                                                                                 Dec. 31,             Dec. 31,
                                                                                   2000                 1999
                                                                                ----------           ----------
Cash flows from operating activities:
Net  loss                                                                       $   (2,474)          $     (645)
Adjustment to reconcile net loss to net cash
  used by operating activities:
Depreciation                                                                           361                  188
Amortization                                                                           569                  244
Interest on retirement of convertible debt                                              --                  240
Interest on new convertible debt                                                        --                   95
Provision for uncollectible accounts receivable                                         46                 (266)
Provision for inventory reserve                                                         (1)                  --
Modification to stock options                                                           68                   --
Beneficial conversion feature on Aug. 1999 and Dec. 2000 convertible debt              162                   --

Changes in assets and liabilities:
Accounts receivable                                                                 (1,447)                 205
Other current assets                                                                  (640)                (141)
Inventories                                                                           (120)                  91
Accounts payable                                                                     1,250               (1,723)
Accrued expenses and other liabilities                                               1,488               (1,511)
Deferred revenue                                                                       475                  952
Other, net                                                                              66                   78
                                                                                ----------           ----------
  Net cash used in operating activities                                               (197)              (2,193)
                                                                                ----------           ----------

Cash flows used in investing activities:
Capitalized software costs                                                            (360)                (350)
Additions/deletions to Property & Equipment                                           (574)                (130)
                                                                                ----------           ----------
  Net cash used in investing activities                                               (934)                (480)
                                                                                ----------           ----------

Cash flows provided by financing activities:
Change in restricted cash                                                               97                  258
Issuance of new convertible debt                                                     1,000                4,314
Retirement of existing convertible debt                                                 --               (1,125)
Notes Payable                                                                         (214)                (610)
Revolving line of credit                                                              (132)                 (55)
Proceeds from stock options exercised                                                  109                   --
Proceeds from sale of securities                                                        --                   --
Proceeds from sale of common stock                                                     106                  196
                                                                                ----------           ----------
  Net cash provided by financing activities                                            966                2,978
                                                                                ----------           ----------

Net increase (decrease) in cash                                                       (165)                 305
Cash and cash equivalents at beginning of period                                     2,497                2,622
                                                                                ----------           ----------
Cash and cash equivalents at end of period                                      $    2,332           $    2,927
                                                                                ==========           ==========

Supplemental disclosure of cash flow information
Cash paid for interest                                                                 364                  482
                                                                                ==========           ==========
Cash paid for income taxes                                                              --                   --
                                                                                ==========           ==========

Supplemental disclosure of non-cash information

Modification to stock options - on November 27, 2000, the Compensation Committee of the Board of Directors of the Company resolved that the February 4, 2001 expiration date of each of the options to purchase shares of the Company's common stock granted on February 4, 1996 would be extended by three years. All 129,100 shares granted on February 4, 1996 will now expire in their entirety on February 4, 2004. This modification required the Company to record compensation expense during the quarter of approximately $68,000.

Beneficial conversion feature on Aug. 1999 and Dec. 2000 convertible debt - at the November 2000 meeting, The Emerging Issues Task Force (EITF) reached a consensus opinion on Issue 00-27 regarding the "Aplication of EITF Issue 98-5, "Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to Certain Convertible Instruments". The consensus opinion required the Company to use an effective conversion price to determmine a convertible instrument's beneficial conversion feature. The change is effective retroactively to transactions for which a commitment date occurs prior to November 16, 2000. As a result, the Company recognized $129,000 as a cumulative effect of a change in accounting principle associated with the convertible debt issued in August 1999. The change is effective prospectively to transactions for which a commitment date occurs after November 16, 2000. As a result, the Company recognized $33,000 in interest expense associated with the convertible debt issued in December 2000.

      See accompanying notes to condensed consolidated financial statements

CYBERGUARD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
(UNAUDITED)

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

         The results of operations for the six months ended December 31, 2000 presented are not necessarily indicative of the results of operations that may be expected for the year ending June 30, 2001.

         Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted per share data includes the dilutive effect of options, warrants and convertible securities. Since the effects of the outstanding options, warrants and convertible securities are anti-dilutive, they are not included in the calculation of diluted loss per share.

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

2.       CHANGE IN ACCOUNTING PRINCIPLE

         At the November 2000 meeting, The Emerging Issues Task Force (EITF) reached a consensus opinion on Issue 00-27 regarding the "Application of EITF Issue 98-5, "Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to Certain Convertible Instruments". The consensus opinion required the Company to use an effective conversion price to determine a convertible instrument's beneficial conversion feature. The change is effective retroactively to transactions for which a commitment date occurs prior to November 16, 2000. As a result, the

CYBERGUARD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
(UNAUDITED)

Company recognized $129,000 as a cumulative effect of a change in accounting principle associated with the convertible debt issued in August 1999. The change is effective prospectively to transactions for which a commitment date occurs after November 16, 2000. As a result, the Company recognized $33,000 in interest expense associated with the convertible debt issued in December 2000.

3.       LITIGATION

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

CYBERGUARD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
(UNAUDITED)

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

4.       CONVERTIBLE DEBT

         On December 29, 2000, the Company completed an additional $1 million financing transaction with Fernwood Partners II LLC, which was constructed as an add-on to the earlier Fernwood Financing (see Part 1, Item 2). The additional note is convertible into the Company's common stock at $1.51 per share and carries a warrant to purchase an additional 333,877 shares of the Company's common stock at $2.51 per share. The additional convertible note bears interest at 11.5% per annum with no principal payments due until June 30, 2002. The Fernwood Financing is subordinated to senior debt and is collateralized by the assets of the Company.

         At the November 2000 meeting, The Emerging Issues Task Force (EITF) reached a consensus opinion on Issue 00-27 regarding the "Application of EITF Issue 98-5, "Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to Certain Convertible Instruments". The consensus opinion required the Company to use an effective conversion price to determine a convertible instrument's beneficial conversion feature. In applying the consensus opinion, the Company recognized $33,000 in interest expense.

5.       MODIFICATION OF STOCK OPTIONS

         On November 2, 2000, the Board of Directors resolved that upon Mr. Terrence Zielinski's, the Company's Chief Financial Officer ("CFO"), retirement date, full vesting of all options held by Mr. Zielinski to purchase the Company's common stock ("Options"), with the Options remaining exercisable through June 30, 2003, or the Options' expiration, whichever comes first. There was no accounting effect as a result of this resolution.

         On November 17, 2000, the Compensation Committee of the Board of Directors of the Company resolved that upon the termination of David R. Proctor as the Company's Chief Executive Officer ("CEO") and President, Mr. Proctor's "Officer Options" shall become fully vested to the extent such Officer Options have not yet fully vested and shall remain exercisable for a period of two years from the

CYBERGUARD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
(UNAUDITED)

termination date. Upon his termination date the Company will record associated compensation expense of approximately $20,000.

         On November 27, 2000, the Compensation Committee of the Board of Directors of the Company resolved that the February 4, 2001 expiration date of each of the options to purchase shares of the Company's common stock granted on February 4, 1996 would be extended by three years. All 129,100 shares granted on February 4, 1996 will now expire in their entirety on February 4, 2004. This modification required the Company to record compensation expense during the quarter of approximately $68,000.

6.       RELATED PARTY TRANSACTIONS

         On August 26, 1999, certain directors, officers and employees participated in the Fernwood Financing, contributing a total of $614,000. The interest rate on the convertible debt is 11.5% per annum. The debt can be converted into approximately 614,000 shares of common stock at a conversion price equal to $1.00 per share. In addition, the Company issued approximately 614,000 warrants to purchase the Company's common stock at $2.00 per share. The warrants are exercisable any time before August 2004.

         Subsequently, certain directors and officers elected to convert approximately $0.428 million of convertible debt and interest on that debt into approximately 428,000 shares of common stock at $1.00 per share. Certain directors also elected to exercise warrants for the purchase of approximately 110,000 shares of the Company's common stock for approximately $0.220 million in cash (see note 7).

7.       SUBSEQUENT EVENTS

         On January 2, 2001, Scott J. Hammack was appointed the CEO of the Company. David R. Proctor, who had been serving as the Company's President, CEO and Chairman of the Board, will continue as Chairman of the Board.

         On January 18, 2001, Patrick J. Clawson was appointed the President of the Company.

         On January 24, 2001, in connection with the Fernwood Financing, approximately $5.7 million of convertible debt and the interest accrued on that debt was converted into approximately 4.6 million shares of common stock at $1.00 per share and approximately 668,000 million shares of common stock at $1.51 per share. In connection with the Fernwood Financing, approximately $252,000 in convertible debt and interest accrued on that debt is still outstanding.

         During January 2000, in connection with the Fernwood Financing, warrants for the purchase of approximately 2.4 million shares of the Company's common stock were exercised at a total of approximately $4.8 million in cash. In connection with the Fernwood Financing, approximately 1.9 million warrants are still outstanding.

         During January 2000, newly appointed CEO Scott J. Hammack invested $500,000 to purchase at the market value 142,857 shares of common stock at $1.75 share and 62,500 shares of common stock at $4.00 per share. In conjunction with the purchase of the 142,857 shares of common stock, Mr. Hammack was granted an equal number of warrants to purchase the Company's common stock at $1.75 per share. The warrants are exercisable any time before December 25, 2005.

CYBERGUARD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
(UNAUDITED)

         The pro-forma balance sheet below reflects the effect of the above transactions had they occurred prior to December 31, 2000:


                             CYBERGUARD CORPORATION
                 CONDENSED PRO-FORMA CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                 Dec. 31,        Proforma Dec. 31,
                                                                                   2000                 2000
                                                                                ----------       -----------------
ASSETS
Cash and cash equivalents                                                       $    2,332           $    7,636
Restricted cash                                                                        703                  703
Accounts receivable, less allowance for  uncollectible accounts
  of $98 at Dec. 31, 2000                                                            5,015                5,015
Inventories, net                                                                       279                  279
Other current assets                                                                 1,895                1,895
                                                                                ----------           ----------
        Total current assets                                                        10,224               15,528

Property and equipment at cost, less accumulated
  depreciation of $1,431 at Dec. 31, 2000                                            1,299                1,299
Capitalized sofware, net                                                             1,150                1,150
Non-compete agreements, net                                                            140                  140
Other assets                                                                           171                  171
                                                                                ----------           ----------
        Total assets                                                            $   12,984           $   18,288
                                                                                ==========           ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Line of credit and note payable                                                      1,230                1,230
Accounts payable                                                                     2,674                2,674
Deferred revenue                                                                     3,386                3,386
Accrued expenses and other liabilities                                               3,430                3,313
                                                                                ----------           ----------
        Total current liabilities                                                   10,720               10,603

Note Payable                                                                           650                  650
Convertible debenture, net                                                           5,479                  240
                                                                                ----------           ----------
        Total liabilities                                                           16,849               11,493
                                                                                ----------           ----------

Shareholders' deficit
Common stock par value $0.01 authorized 50,000,000 shares
   issued and outstanding 9,941,820 at Dec. 31, 2000                                    99                  178
Additional paid-in capital                                                          75,773               86,655
Accumulated deficit                                                                (79,923)             (80,223)
Accumulated other comprehensive income                                                 186                  186
                                                                                ----------           ----------
        Total shareholders' deficit                                                 (3,865)               6,795
                                                                                ----------           ----------

                                                                                ----------           ----------
        Total liabilities and shareholders' deficit                             $   12,984           $   18,288
                                                                                ==========           ==========

      See accompanying notes to condensed consolidated financial statements

         On February 13, 2001, Michael Matte was appointed CFO of the Company. Terrence A. Zielinski, who had been serving as the Company's CFO since August 1998, has retired.

         On February 13, 2001, the Board of Directors nominated Richard L. Scott to the Board of Directors.

CYBERGUARD CORPORATION
DECEMBER 31, 2000
(DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

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

RESULTS OF OPERATIONS

THE QUARTER ENDED DECEMBER 31, 2000 COMPARED TO THE QUARTER ENDED DECEMBER 31, 1999

NET REVENUES

         Net revenues consist primarily of network security products and services including third party security products and service and support related to security products. For the quarter ended December 31, 2000, net revenues were $6.349 million compared to $4.370 million for the quarter ended December 31, 1999. The increase was comprised of an increase of $1.440 million in network security product revenues and an increase of $0.539 million in service revenues. The increase in network security product revenues was primarily the result of continued acceptance of the Company's family of appliance products, particularly in Europe and Asia. The increase in service revenue corresponds to the growth in the Company's customer base. Network security products accounted for 77.8% of revenues during the quarter ended December 31, 2000 as compared to 80.0% of revenues during the quarter ended December 31, 1999. Support services for network security products accounted for 22.2% of revenues during the quarter ended December 31, 2000 as compared to 20.0% of revenues during the quarter ended December 31, 1999.

GROSS PROFIT

         Gross Profit as a percentage of revenues decreased to 70.2% from 74.64% for the quarter ended December 31, 2000 as compared to the quarter ended December 31, 1999. The decrease is attributable to the increase in the hardware component of cost of revenues associated with the appliance family of products.

OPERATING EXPENSES, OTHER INCOME AND EXPENSE AND NET LOSS

         Overall, operating expenses increased $1.528 million for the quarter ended December 31, 2000 to $4.642 million when compared to December 31, 1999. This is due to increased compensation and related employee costs, the initial investment in a new marketing and branding campaign and litigation expenses.

         Total Other Income and Expense increased $0.092 million for the quarter ended December 31, 2000 to ($0.302) million. This was in part due to a decrease in the interest expense associated with the Fernwood Financing and a foreign currency transaction expense for the Company's foreign subsidiary.

         Cumulative effect of change in accounting principle increased $0.129 million for the quarter ended December 31, 2000 to ($0.129) million. The Emerging Issues Task Force (EITF) reached a consensus opinion regarding the "Application of EITF Issue 98-5, "Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to Certain Convertible Instruments". The consensus opinion required the Company to use an effective conversion price to

CYBERGUARD CORPORATION
DECEMBER 31, 2000
(DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

determine a convertible instrument's beneficial conversion feature, which resulted in the recognition of additional expense associated with the convertible debt issued in August 1999. The expense is reported as a cumulative effect on prior periods of a change in accounting principle.

         Net loss for the quarter ended December 31, 2000 was $0.614 million compared to $0.062 million for the quarter ended December 31, 1999. The Company did not provide for income taxes due to the significant net operating loss carryforwards available.

THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2000 COMPARED TO THE SIX-MONTH PERIOD ENDED DECEMBER 31, 1999

NET REVENUES

         For the six-month period ended December 31, 2000, net revenues were $10.396 million when compared $8.702 million for the six-month period ended December 31, 1999. The increase was comprised of an increase of $1.116 million in network security product revenues and an increase of $0.578 million in service revenues. The increase in both product and service revenue is directly attributed to the market's acceptance of the Company's appliance family of products and the Company's growing customer base. Network security products accounted for 75.79% of revenues during the six-month period ended December 31, 2000 as compared to 77.72% of revenues during the six-month period ended December 31, 1999. Support services for network security products accounted for 24.21% of revenues during the six-month period ended December 31, 2000 as compared to 22.28% of revenues during the six-month ended December 31, 1999.

GROSS PROFIT

         Gross Profit as a percentage of revenues decreased to 70.47% from 73.17% for the six-month period ended December 31, 2000 when compared to the six-month period ended December 31, 1999. This is attributable to the increase in the hardware component of cost of revenues associated with the appliance family of products.

OPERATING EXPENSES, OTHER INCOME AND EXPENSE AND NET LOSS

         Overall, operating expenses increased $2.738 million for the six-month period ended December 31, 2000 to $9.186 million. There was a $1.863 million increase in selling, general and administrative expenses that was the result of increased staffing, marketing expenditures relating to the Company's branding and advertising campaign and litigation expenses associated with the KPMG lawsuit. There was also a $0.875 million increase in research and development directly related to increased staffing.

         Total Other Income and Expense decreased slightly by $0.079 million for the six-month period ended December 31, 2000 to ($0.485). This was due to a decrease in the interest expense associated with the Fernwood Financing and a foreign currency transaction expense for the Company's foreign subsidiary.

         Cumulative effect of a change in accounting principle increased $0.129 million for the six-month period ended December 31, 2000 to ($0.129) million. The Emerging Issues Task Force (EITF) reached a consensus opinion regarding the "Application of EITF Issue 98-5, "Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to Certain Convertible Instruments". The consensus opinion required the Company to use an effective conversion price to determine a convertible instrument's beneficial conversion feature, which resulted in the recognition of

CYBERGUARD CORPORATION
DECEMBER 31, 2000
(DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

additional expense associated with the convertible debt issued in August 1999. The expense is reported as a cumulative effect on prior periods of a change in accounting principle.

         Net loss for the six-month period ended December 31, 2000 was $2.474 million compared to $0.645 million for the six-month period ended December 31, 1999. The Company did not provide for income taxes due to the significant net operating loss carryforwards available.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has experienced losses since its inception as a network security company. The Company's historical uses of cash have been to fund net losses from operations, establish inventory stocking levels, and fund capital expenditures for property, equipment and software. For the quarter ended December 31, 2000, the Company incurred a net loss of approximately $0.614 million on revenues of approximately $6.349 million. For the quarter ended December 31, 1999, the Company incurred a net loss of approximately $0.062 million on revenues of approximately $4.370 million.

         In August 1998, the Company and certain former officers and directors were named in twenty-five shareholder lawsuits. The plaintiffs sued for unspecified compensatory damages, legal fees, and litigation costs. The Company is unable to predict the ultimate outcome or potential financial impact of this litigation.

         The consolidated financial statements do not include any adjustments relating to the realization of assets and the recognition and satisfaction of liabilities that might be necessary as a result of the matters described in this
Item 2 or Part II, Item 1 of this report.

         At December 31, 2000, the Company had cash and cash equivalents on hand of $2.332 million representing a decrease of $0.165 million from $2.497 million as of June 30, 2000. Accounts payable and accrued liabilities increased by $2.738 million, accounts receivable increased by $1.401 million, property and equipment increased $0.213 million, and inventory levels increased by $0.120 million compared to June 30, 2000.

         The Company's principal sources of liquidity at December 31, 2000, consisted of cash, accounts receivable, a revolving line of credit with Coast Business Credit, and vendor trade credit. The revolving line of credit with Coast Business Credit is based on available eligible account receivables and inventory. The line of credit decreased $.132 million, from $1.316 million to $1.184 million compared to June 30, 2000.

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

CYBERGUARD CORPORATION
DECEMBER 31, 2000
(DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

         On December 29, 2000, the Company completed an additional $1 million financing transaction with Fernwood, which was constructed as an add-on to the earlier Fernwood Financing. The additional note is convertible into the Company's common stock at $1.51 per share and carries a warrant to purchase an additional 333,877 shares of the Company's common stock at $2.51 per share. The additional convertible note bears interest at 11.5% per annum with no principal payments due until June 30, 2002. The Fernwood Financing is subordinated to senior debt and is collateralized by the assets of the Company.

         On January 24, 2001, in connection with the Fernwood Financing, approximately $5.7 million of convertible debt and the interest accrued on that debt was converted into approximately 4.6 million shares of common stock at $1.00 per share and approximately 668,000 million shares of common stock at $1.51 per share. In connection with the Fernwood Financing, approximately $252,000 in convertible debt and interest accrued on that debt is still outstanding.

         During January 2000, in connection with the Fernwood Financing, warrants for the purchase of approximately 2.4 million shares of the Company's common stock were exercised at a total of approximately $4.8 million in cash. In connection with the Fernwood Financing, approximately 1.9 million warrants are still outstanding.

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

CYBERGUARD CORPORATION
DECEMBER 31, 2000
(DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

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

CYBERGUARD CORPORATION
DECEMBER 31, 2000
(DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

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

CYBERGUARD CORPORATION
DECEMBER 31, 2000
(DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 6, 2000, the Company held its Annual Meeting of Shareholders at the Marriott by Courtyard at Cypress Creek, in Fort Lauderdale, Florida. John V. Tiberi and David T. Vandewater were nominated as members to the Board of Directors for a period of three years. Mr. Tiberi received 8,821,206 votes in favor of his appointment, while 47,489 shares were withheld and Mr. Vandewater received 8,821,206 votes in favor of his appointment, while 47,489 shares were withheld. David L. Manning, David R. Proctor and William G. Scott will continue on in their current capacity as Board members.

CYBERGUARD CORPORATION
DECEMBER 31, 2000
(DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

         Two other matters were brought for vote during the annual meeting: the ratification of the CyberGuard Corporation 2000 Employee Stock Purchase Plan and the ratification of Grant Thornton LLP as the Company's independent public accountants for the fiscal year ending June 30, 2001. The amendment to ratify the Employee Stock Purchase Plan was passed with 2,428,923 votes in favor, 205,915 votes against and 40,821 abstentions. The ratification of Grant Thornton LLP was passed with 8,744,241 votes in favor, 32,241 votes against, and 22,846 abstentions.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit Nr.       Exhibit Description
-----------       -------------------
10.1              Amendment to Employment Agreement between the Company and Mike
                  Wittig dated December 13, 2000.
10.2              Amendment No.1 to Loan Agreement between the Company and
                  Fernwood Partners II, LLC dated December 29, 2000.
10.3              Agreements dated January 24, 2001 relating to the conversion of promissory notes and exercise of warrants issued under (i)
                  the Loan Agreement, as amended, between the Company and
                  Fernwood Partners II, LLC, and (ii) the Loan Agreement between the Company and certain officers, directors and employees of the Company.
10.4              Employment Agreement between the Company and Scott J. Hammack effective as of January 2, 2001.
10.5              Agreement between the Company and Scott J. Hammack dated
                  December 26, 2000.
10.6              Agreement between the Company and Scott J. Hammack dated
                  January 17, 2001.
10.7              Employment Agreement between the Company and Patrick J.
                  Clawson dated January 18, 2001.

(b)      Reports filed on Form 8-K during the quarter ended December 31, 2000:

         During the quarter ended December 31, 2000, the Company filed one report on Form 8-K on November 2, 2000. The report furnished information relating to the Company's appeal to list the Company's securities on the NASDAQ Small-Cap Market.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2001                CYBERGUARD CORPORATION



                                       By: /s/ Scott Hammack
                                          --------------------------------------

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