Form 10-Q
period 2001-03-31
CYBERGUARD CORP
filed 2001-05-14
CIK 927133

                        SECURITIES AND EXCHANGECOMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended MARCH 31, 2001

                                 ---------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


                         Commission file number 0-24544


                             CYBERGUARD CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

           FLORIDA                                              65-0510339
-------------------------------                             ----------------
(State or Other Jurisdiction of                             (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

2000 WEST COMMERCIAL BLVD., SUITE 200, FORT LAUDERDALE, FLORIDA       33309
-------------------------------------------------------------------------------
(Address of Principle Executive Offices)                             (Zip Code)

Registrant's Telephone Number, Including Area Code        954-958-3900
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

                                 Yes [X] No [ ]

          As of April 30, 2001, 18,056,506 shares of the Registrant's $0.01 par value Common Stock were outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       CYBERGUARD CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)
       (Dollars in thousands except share and per share data)


                                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                          ---------------------------   ---------------------------
                                                                            MAR. 31,        MAR. 31,       MAR. 31,        MAR. 31,
                                                                              2001           2000           2001           2000
                                                                          ------------   ------------   ------------   ------------
Revenues:
Products                                                                  $      6,072   $      4,577   $     13,951   $     11,340
Services                                                                         1,563            688          4,080          2,627
                                                                          ------------   ------------   ------------   ------------
  Total revenues                                                                 7,635          5,265         18,031         13,967

Cost of revenues:
Products                                                                         1,696          1,305          3,576          2,692
Services                                                                           606            474          1,796          1,421
                                                                          ------------   ------------   ------------   ------------
  Total cost of revenues                                                         2,302          1,779          5,372          4,113
                                                                          ------------   ------------   ------------   ------------
Gross profit                                                                     5,333          3,486         12,659          9,854
                                                                          ------------   ------------   ------------   ------------
Operating expenses:
Research and development                                                         1,682            568          4,109          2,120
Selling, general and administrative                                              4,199          2,216         10,958          7,114
                                                                          ------------   ------------   ------------   ------------
  Total operating expenses                                                       5,881          2,784         15,067          9,234
                                                                          ------------   ------------   ------------   ------------
Operating income (loss)                                                           (548)           702         (2,408)           620
                                                                          ------------   ------------   ------------   ------------
Other income (expense)
Interest expense, net                                                             (310)          (317)          (749)          (979)
Gain (loss) on sale of assets                                                       (1)             0             12              0
Other expense                                                                      (29)          (115)           (88)           (16)
                                                                          ------------   ------------   ------------   ------------
  Total other expense                                                             (340)          (432)          (825)          (995)

Income (loss) before cumulative effect of change in accounting principle  $       (888)  $        270   $     (3,233)  $       (375)
                                                                          ------------   ------------   ------------   ------------
Cumulative effect of change in accounting principle                                  0              0           (129)             0

Net Income (Loss)                                                         $       (888)  $        270   $     (3,362)  $       (375)
                                                                          ============   ============   ============   ============
Basic earnings (loss) per common share:

Before cumulative effect of change in accounting principle                $      (0.06)  $       0.03   $      (0.28)  $      (0.04)
Cummulative effect of change in accounting principle                      $         --   $         --   $      (0.01)  $         --
                                                                          ------------   ------------   ------------   ------------
Basic earnings (loss) per common share                                    $      (0.06)  $       0.03   $      (0.29)  $      (0.04)
                                                                          ============   ============   ============   ============
Weighted average number of common shares outstanding                        14,890,742      9,346,682     11,524,805      9,193,995
                                                                          ============   ============   ============   ============
Diluted earnings (loss) per common share:

Before cumulative effect of change in accounting principle                $      (0.06)  $       0.01   $      (0.28)  $      (0.04)
Cummulative effect of change in accounting principle                      $         --   $         --   $      (0.01)  $         --
                                                                          ------------   ------------   ------------   ------------
Diluted earnings (loss) per common share                                  $      (0.06)  $       0.01   $      (0.29)  $      (0.04)
                                                                          ============   ============   ============   ============
Weighted average number of diluted common shares outstanding                14,890,742     19,192,665     11,524,805      9,193,995
                                                                          ============   ============   ============   ============

      See accompanying notes to condensed consolidated financial statements

                         CYBERGUARD CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
                         (Dollars in thousands)


                                                                                    Mar. 31,        June 30,
                                                                                      2001            2000
                                                                                    --------         --------
ASSETS
Cash and cash equivalents                                                           $  4,321         $  2,497
Restricted cash                                                                          762              800
Accounts receivable, less allowance for uncollectible accounts
  of $144 at Mar. 31, 2001 and $52 at June 30, 2000                                    5,172            3,614
Inventories, net                                                                         494              159
Other current assets                                                                   1,540            1,255
                                                                                    --------         --------
  Total current assets                                                                12,289            8,325

Property and equipment at cost, less accumulated
  depreciation of $1,639 at Mar. 31, 2001 and
  $1,181 at June 30, 2000                                                              1,257            1,086
Capitalized software, net                                                                944            1,142
Non-compete agreements, net                                                              100              280
Other assets                                                                             110              163
                                                                                    --------         --------
        Total assets                                                                $ 14,700         $ 10,996
                                                                                    ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Line of credit and note payable                                                          526            1,575
Accounts payable                                                                       1,296            1,424
Deferred revenue                                                                       2,938            2,912
Accrued expenses and other liabilities                                                 2,560            1,942
                                                                                    --------         --------
  Total current liabilities                                                            7,320            7,853

Note Payable                                                                             650              650
Convertible debenture, net                                                               242            4,445
                                                                                    --------         --------
 Total liabilities                                                                     8,212           12,948
                                                                                    --------         --------

Shareholders' equity (deficit)
Common stock par value $0.01 authorized 50,000,000 shares
   issued and outstanding 17,953,228 at Mar. 31, 2001
   and 9,799,321 at June 30, 2000                                                        180               98
Additional paid-in capital                                                            86,919           75,290
Accumulated deficit                                                                  (80,813)         (77,451)
Accumulated other comprehensive income                                                   202              111
                                                                                    --------         --------
  Total shareholders' equity (deficit)                                                 6,488           (1,952)
                                                                                    --------         --------

        Total liabilities and shareholders' equity (deficit)                        $ 14,700         $ 10,996
                                                                                    ========         ========


      See accompanying notes to condensed consolidated financial statements

                             CYBERGUARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                  Nine Months Ended
                                                                               -----------------------
                                                                               Mar. 31,        Mar. 31,
                                                                                2001            2000
                                                                               -------         -------
Cash flows from operating activities
Net loss                                                                       $(3,362)        $  (375)
Adjustments to reconcile net loss to net cash
  used by operating activities:
Depreciation                                                                       569             321
Amortization                                                                     1,073             355
Interest on retirement of convertible debt                                          --             240
Interest on new convertible debt                                                    --             523
Provision for uncollectible accounts receivable                                     92            (328)
Provision for inventory reserve                                                     (4)             --
Compensation expense related to modification to stock options                      168              --
Beneficial conversion feature on Aug 1999 and Dec 2000 convertible debt            162              --

Changes in assets and liabilities
Accounts receivable                                                             (1,650)         (2,757)
Other current assets                                                              (284)           (687)
Inventories                                                                       (331)            101
Accounts payable                                                                  (128)         (1,377)
Accrued expenses and other liabilities                                             619          (1,314)
Deferred revenue                                                                    26             974
Other, net                                                                         302              49
                                                                               -------         -------
  Net cash used in operating activities                                         (2,748)         (4,275)
                                                                               -------         -------

Cash flows used in investing activities
Capitalized software costs                                                        (360)           (665)
Additions/deletions to Property & Equipment                                       (740)           (287)
                                                                               -------         -------
  Net cash used in investing activities                                         (1,100)           (952)
                                                                               -------         -------

Cash flows provided by financing activities
Change in restricted cash                                                           38             258
Issuance of new convertible debt                                                 1,000           4,313
Retirement of existing convertible debt                                             --          (1,125)
Proceeds from exercise of stock purchase warrants                                4,804              --
Notes Payable                                                                       11             (36)
Net borrowings (repayment) under revolving line of credit                       (1,062)            188
Proceeds from stock options exercised                                              185             594
Proceeds from sale of securities                                                   500              --
Proceeds from sale of common stock                                                 196             133
                                                                               -------         -------
  Net cash provided by financing activities                                      5,672           4,325
                                                                               -------         -------

Net increase (decrease) in cash                                                  1,824            (902)
Cash and cash equivalents at beginning of period                                 2,497           2,622
                                                                               -------         -------
Cash and cash equivalents at end of period                                     $ 4,321         $ 1,720
                                                                               =======         =======

Supplemental disclosure of cash flow information
Cash paid for interest                                                             848             482
                                                                               =======         =======
Cash paid for income taxes                                                          --              --
                                                                               =======         =======


Supplemental disclosure of non-cash information

Modification to stock options - on November 27, 2000, the Compensation Committee of the Board of Directors of the Company resolved thet the February 4, 2001 expiration date of each of the options to purchase shares of the Company's common stock granted on February 4, 1996 would be extended by three years. All 129,100 shares granted on February 4, 1996 will now expire in their entirety on February 4, 2004. This modification required the Company to record compensation expense during the second quarter of approximately $68,000. In January 2001, the Compensation Committee of the Board of Directors of the Company resolved to extend the exercise period for options granted on September 8, 1998 to the retiring CFO, Terrence Zeilinski. The modification required the Company to record compensation expense during the third quarter of approximately $73,000. During the third quarter, the Company issued options to certain employees below the then current market price. This required the Company to record compensation expense during the third quarter of approximately $27,000.

Beneficial conversion feature on Aug 1999 and Dec 2000 convertible debt - at the November 2000 meeting, The Emerging Issues Task Foreb (EITF) reached a consensus opinion on Issue 00-27 regarding the "Application of EITF Issue 98-5, "Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to Certain Convertible Instruments". The consensus opinion required the Company to use an effective conversion price to determine a convertible instrument's beneficial conversion feature. The change is effective retroactively to transactions for which a commitment date occurs prior to November 16, 2000. As a result, the Company recognized $129,000 as a cumulative effect of a change in accounting principle associated with the convertible debt issued in August 1999. The change is effective prospectively to transactions for which a commitment date occurs after November 16, 2000. As a result, the Company recognized $33,000 in interest expense associated with the convertible debt issued in December 2000.


      See accompanying notes to condensed consolidated financial statements

CYBERGUARD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(UNAUDITED)


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

     The results of operations for the nine months ended March 31, 2001 presented are not necessarily indicative of the results of operations that may be expected for the year ending June 30, 2001.

     Basic earnings (loss) per share is calculated by dividing net earnings
(loss) by the weighted average number of common shares outstanding during the year. Diluted per share data includes the dilutive effect of options, warrants and convertible securities. Since the effects of the outstanding options, warrants and convertible securities are anti-dilutive, they are not included in the calculation of diluted loss per share.

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

2.   CHANGE IN ACCOUNTING PRINCIPLE

     At the November 2000 meeting, The Emerging Issues Task Force (EITF) reached a consensus opinion on Issue 00-27 regarding the "Application of EITF Issue 98-5, "Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to Certain Convertible Instruments". The consensus opinion required the Company to use an effective conversion price to determine a convertible instrument's beneficial conversion feature. The change is effective retroactively to transactions for which a commitment date

CYBERGUARD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(UNAUDITED)


occurs prior to November 16, 2000. As a result, in December 2000, the Company recognized $129,000 as a cumulative effect of a change in accounting principle associated with the convertible debt issued in August 1999. During December 2000, the Company also recognized $33,000 in interest expense associated with the convertible debt issued in December 2000.

3. LITIGATION

     On August 24, 1998, the Company announced, among other things, that due to a review of its revenue recognition practices relating to distributors and resellers, it would restate prior financial results. After the August 24, 1998 announcement, twenty-five purported class action lawsuits were filed by alleged shareholders against the Company and certain former officers and directors. Pursuant to an order issued by the Court, these actions have been consolidated into one action, styled STEPHEN CHENEY, ET AL. V. CYBERGUARD CORPORATION, ET AL., Case No. 98-6879-CIV-Gold, in the United States District Court, Southern District of Florida. On August 23, 1999, the plaintiffs filed a Consolidated and Amended Class Action Complaint. This action seeks damages purportedly on behalf of all persons who purchased or otherwise acquired the Company's common stock during various periods from November 7, 1996 through August 24, 1998. The complaint alleges, among other things, that as a result of accounting irregularities relating to the Company's revenue recognition policies, the Company's previously issued financial statements were materially false and misleading and that the defendants knowingly or recklessly published these financial statements which caused the Company's common stock prices to rise artificially. The action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Subsequently, the defendants, including the Company, filed their respective motions to dismiss the Consolidated and Amended Class Action Complaint. On July 31, 2000, the Court issued a ruling denying the Company's and Robert L. Carberry's (the Company's CEO from June 1996 through August 1998) motions to dismiss. The court granted the motions to dismiss with prejudice for defendants William D. Murray (the Company's CFO from November 1997 through August 1998), Patrick O. Wheeler (the Company's CFO from April 1996 through October 1997), C. Shelton James (the Company's former Audit Committee Chairman), and KPMG Peat Marwick LLP ("KPMG"). On August 14, 2000, the plaintiffs filed a motion for reconsideration of that order. The Company filed an answer to the plaintiffs' Consolidated and Amended Class Action Complaint on August 24, 2000. On March 20, 2001, the Court ruled on the plaintiffs' motion for reconsideration that the previously dismissed defendants William D. Murray, Patrick O. Wheeler and C. Shelton James should not have been dismissed from the action and shall be defendants in this action under the control person liability claims under Section 20(a) of the Exchange Act, and that the plaintiffs may amend the Consolidated and Amended Class Action Complaint to bring claims against C. Shelton James under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On April 5, 2001, the plaintiffs filed their Second Consolidated and Amended Class Action Complaint to include amended claims against C. Shelton James. On May 10, 2001, the Company filed an Answer to the Second Consolidated and Amended Class Action Complaint.

     The Company's obligation to indemnify its officers and directors under the aforementioned lawsuit is insured to the extent of the limits of the applicable insurance policies. The Company has notified its insurance carrier of the existence of the lawsuit, and the carrier has sent the Company a reservation of rights letter. The Company intends to vigorously defend this action, and believes that in the event that it is unsuccessful, insurance coverage will be available to defray a portion, or substantially all, of the expense of defending and settling the lawsuit or paying a judgment. However, the Company is unable to predict the ultimate outcome of the litigation. There can be no assurance that

\CYBERGUARD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(UNAUDITED)


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

     On September 16, 1999, the Company filed a lawsuit against KPMG and August
A. Smith, the KPMG engagement partner. The lawsuit is pending in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Case No. 00-004102-CACE-14. On May 1, 2000, the Company filed the First Amended Complaint, alleging that KPMG failed to properly audit the Company's financial statements and provided inaccurate advice on accounting matters for fiscal years 1996, 1997 and 1998. The action alleges professional malpractice, breach of fiduciary duty, breach of contract and breach of implied duty of good faith, and seeks damages in excess of $10 million. KPMG and Mr. Smith filed motions to dismiss, which were denied. In August 2000, KPMG and Mr. Smith filed their answers and KPMG filed counterclaims against the Company, alleging the Company's breach of contract, negligent misrepresentation and abuse of process, and seeking an unspecified amount of damages consisting of unpaid service fees and legal fees and costs. The Company filed an answer to KPMG's counterclaims and moved to dismiss KPMG's abuse of process counterclaim. On April 9, 2001, the Court dismissed the abuse of process counterclaim with prejudice.

     The Company is involved from time to time in other litigation on various matters relating to the conduct of its business. The Company believes that these other litigation matters, single or collective, will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

4. CONVERTIBLE DEBT

     On December 29, 2000, the Company completed an additional $1 million financing transaction with Fernwood Partners II LLC, which was constructed as an add-on to the earlier Fernwood Financing (see Part 1, Item 2 of this 10-Q, Management's Discussion). The additional note is convertible into the Company's common stock at $1.51 per share and carries a warrant to purchase an additional 333,877 shares of the Company's common stock at $2.51 per share. The additional convertible note bears interest at 11.5% per annum with no principal payments due until June 30, 2002. The Fernwood Financing is subordinated to senior debt and is collateralized by the assets of the Company.

     On January 24, 2001, in connection with the Fernwood Financing, approximately $5.7 million of convertible debt and the interest accrued on that debt was converted into approximately 4.6 million shares of common stock at prices between $1.00 and $1.51 per share. In connection with the Fernwood Financing, approximately $252,000 in convertible debt and interest accrued on that debt is still outstanding. As a result of the conversion, approximately $255,000 of costs associated with the beneficial conversion feature related to the debt was written off.

     During January 2001, in connection with the Fernwood Financing, warrants for the purchase of approximately 2.4 million shares of the Company's common

CYBERGUARD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(UNAUDITED)


stock were exercised at $2.00 per share for a total of approximately $4.8 million in cash. In connection with the Fernwood Financing, approximately 1.9 million warrants are still outstanding.

     During January 2001, newly appointed CEO Scott J. Hammack invested $500,000 to purchase at the market value, 142,857 shares of common stock at $1.75 share, and 62,500 shares of common stock at $4.00 per share. In conjunction with the purchase of the 142,857 shares of common stock, Mr. Hammack was granted an equal number of warrants to purchase the Company's common stock at $1.75 per share. The warrants are exercisable any time before December 25, 2005.

5. MODIFICATION OF STOCK OPTIONS AND STOCK OPTION PLAN

     In January 2001, the Board of Directors resolved that upon Mr. Terrence Zielinski's (the Company's former Chief Financial Officer ("CFO")) retirement date, full vesting of all options held by Mr. Zielinski to purchase the Company's common stock ("Options"), with the Options remaining exercisable through June 30, 2003, or the Options' expiration, whichever came first. As a result, the Company recorded approximately $73,000 in compensation expense.

     During the third quarter, the Company issued under market priced options to various employees. As a result, the Company recorded approximately $27,000 in compensation expense.

     On March 9, 2001, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register 2 million additional shares of the Company's common stock for issuance pursuant to the exercise of options to be granted under the Company's Amended and Restated Employee Stock Option Plan.

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

     On January 24, 2001, certain directors and officers elected to convert approximately $428,000 of convertible debt and interest on that debt into approximately 428,000 shares of common stock at $1.00 per share. Certain directors also elected to exercise warrants for the purchase of approximately 110,000 shares of the Company's common stock for approximately $220,000 in cash (see Note 4).

7. SUBSEQUENT EVENTS

     On April 4, 2001, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register 250,000 additional shares of the Company's common stock for issuance under the Company's Retirement Savings Plan, as amended (amending and restating in its entirety the Harris Computer Systems Corporation Employee Savings Plan).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company provides a full suite of products and services for the network security industry. The products offered by the Company include the CyberGuard(R) Firewall, proprietary and third party technology (such as Virtual Private Network, authentication, virus scanning, encryption, advanced reporting, high availability and centralized management), and consulting, support, and installation services.

RESULTS OF OPERATIONS

THE QUARTER ENDED MARCH 31, 2001 COMPARED TO THE QUARTER ENDED MARCH 31, 2000

NET REVENUES

     Net revenues consist primarily of network security products and services including third party security products and service and support related to security products. For the quarter ended March 31, 2001, net revenues were $7,635 compared to $5,265 for the quarter ended March 31, 2000. The increase was comprised of an increase of $1,495 in network security product revenues and an increase of $875 in service revenues. The increase in network security product revenues was primarily the result of continued acceptance of the Company's family of appliance products in Europe, Asia and the US. The increase in service revenue corresponds to the growth in the Company's customer base. Network security products accounted for 80% of revenues during the quarter ended March 31, 2001 as compared to 87% of revenues during the quarter ended March 31, 2000. Support services for network security products accounted for 20% of revenues during the quarter ended March 31, 2001 as compared to 13% of revenues during the quarter ended March 31, 2000.

GROSS PROFIT

         Gross Profit as a percentage of revenues increased to 70% from 66% for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. The increase reflects better pricing on hardware components of the appliance products, and reduced cost of service associated with maintenance revenue generated during the quarter.

OPERATING EXPENSES, OTHER INCOME AND EXPENSE AND NET LOSS

         Overall, operating expenses increased $3,097 for the quarter ended March 31, 2001 to $5,881 million when compared to March 31, 2000. The majority of the increase relates to one-time charges of $788 associated with management restructuring, warrant conversion and marketing costs related to the cancellation of a product branding campaign, $1,114 to the investment in research and development for product and feature improvement and $584 to the expansion of the sales efforts.

     Total Other Income and Expense decreased $92 for the quarter ended March 31, 2001 to $340. This relates to a reduction in foreign currency transaction expense for the Company's foreign subsidiary.

     Net loss for the quarter ended March 31, 2001 was $888 compared to $270 in income for the quarter ended March 31, 2000. The Company did not provide for income taxes due to the significant net operating loss carryforwards available.

THE NINE-MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO THE NINE-MONTH PERIOD ENDED MARCH 31, 2000.

NET REVENUES

     For the nine-month period ended March 31, 2001, net revenues were $18,031 when compared to $13,967 for the nine-month period ended March 31, 2000. The change was comprised of an increase of $2,611 in network security product revenue and an increase of $1,453 in service revenue. The increase in both product and service revenue is directly attributed to the continued market acceptance of the Company's appliance family of products and the Company's growing customer base. Network security products accounted for 77% of revenues during the nine-month period ended March 31, 2001 as compared to 81% of revenues during the nine-month period ended March 31, 2000. Support services for network security products accounted for 23% of revenues during the nine-month period ended March 31, 2001 as compared to 19% of revenues during the nine-month period ended March 31, 2000.

GROSS PROFIT

     Gross Profit as a percentage of revenues decreased to 70% from 71% for the nine-month period ended March 31, 2001 when compared to the nine-month period ended March 31, 2000. This is attributable to the continued shift in sales toward the Company's appliance family of products.

OPERATING EXPENSES, OTHER INCOME AND EXPENSE AND NET LOSS

     Overall, operating expenses increased $5,833 for the nine-month period ended March 31, 2001 to $15,067. The increase is primarily the result of costs incurred in the third quarter ended March 31, 2001, which represents $3,097 of the change or 53%. The majority of the increase relates to one-time charges of $788 associated with management restructuring, warrant conversion and marketing costs related to the cancellation of a product branding campaign, $1,989 to the investment in research and development for product and feature improvement and $2,144 to the expansion of the sales efforts.

     Total Other Income and Expense decreased by $170 for the nine-month period ended March 31, 2001. This was primarily due to a decrease in interest expense of $209 associated with the Fernwood Financing.

     Cumulative effect of a change in accounting principle was $129 for the nine-month period ended March 31, 2001. The Emerging Issues Task Force (EITF) reached a consensus opinion regarding the "Application of EITF Issue 98-5, "Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to Certain Convertible Instruments". The consensus opinion required the Company to use an effective conversion price to determine a convertible instrument's beneficial conversion feature, which resulted in the recognition of additional expense associated with the convertible debt issued in August 1999. The expense is reported as a cumulative effect on prior periods of a change in accounting principle.

     Net loss for the nine-month period ended March 31, 2001 was $3,362 million compared to $375 for the nine-month period ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has experienced losses since its inception as a network security company. The Company's historical uses of cash have been to fund net losses from operations, establish inventory stocking levels, and fund capital expenditures for property, equipment and software. For the quarter ended March 31, 2001, the Company incurred a net loss of approximately $888 on revenues of approximately $7,635. For the quarter ended March 31, 2000, the Company had income of approximately $270 on revenues of approximately $5,265.

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

     At March 31, 2001, the Company had cash and cash equivalents on hand of $4,321 representing an increase of $1,824 from $2.497 million as of June 30, 2000. Accounts payable and accrued liabilities increased by $490, accounts receivable increased by $1,558, property and equipment increased $171, and inventory levels increased by $335 compared to June 30, 2000.

     The Company's principal sources of liquidity at March 31, 2001, consisted of cash, accounts receivable, a revolving line of credit with a financial institution and vendor trade credit. The revolving line of credit is based on available eligible account receivables and inventory. The amount outstanding decreased $1,062 from $1,316 at June 30, 2000 to $254 at March 31, 2001. The line availability at March 31, 2001 was $1,840.

     On August 26, 1999, the Company entered into a financing transaction with Fernwood Partners II, LLC ("Fernwood") and certain officers, directors and employees of the Company. Through this transaction the Company obtained a total amount of $4,313,484 (the "Fernwood Financing"). Fernwood provided $3,699,484 and certain other directors, executive officers and employees of the Company provided $614,000. All of the financing consisted of promissory notes convertible into the Company's Common Stock at $1.00 per share and warrants to purchase an equivalent number of shares of the Company's Common Stock at $2.00 per share. The Fernwood Financing bears interest at a rate of 11.5% per annum and is secured by a lien on all of the Company's assets. Interest is payable quarterly. Part of the proceeds from this financing was used to repay a $1,125,000 loan and accrued interest to Fernwood Partners, LLC, a limited liability company that provided financing to the Company in December 1998.

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

     On January 24, 2001, in connection with the Fernwood Financing, approximately $5.7 million of convertible debt and the interest accrued on that debt was converted into approximately 4.6 million shares of common stock at a price between $1.00 and $1.51 per share. In connection with the Fernwood Financing, approximately $252,000 in convertible debt and interest accrued on that debt is still outstanding.

     During January 2001, in connection with the Fernwood Financing, warrants for the purchase of approximately 2.4 million shares of the Company's common stock were exercised at $2.00 for a total of approximately $4.8 million in cash. In connection with the Fernwood Financing, approximately 1.9 million warrants are still outstanding.

     The Company uses the U.S. Dollar as its reporting currency for financial statement purposes. The Company conducts business in numerous countries around the world through its international subsidiary in the United Kingdom (UK subsidiary). The UK subsidiary uses the local currency to denominate its transactions. Therefore, the Company is subject to certain risks associated with fluctuating foreign currencies. The effect of currency fluctuation to the financial statements does not indicate any underlying changes in the financial position of the international subsidiary, but merely reflects the adjustment in the carrying value of the net assets of this subsidiary at the current U.S. dollar exchange rate.

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

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On August 24, 1998, the Company announced, among other things, that due to a review of its revenue recognition practices relating to distributors and resellers, it would restate prior financial results. After the August 24, 1998 announcement, twenty-five purported class action lawsuits were filed by alleged shareholders against the Company and certain former officers and directors. Pursuant to an order issued by the Court, these actions have been consolidated into one action, styled STEPHEN CHENEY, ET AL. V. CYBERGUARD CORPORATION, ET AL., Case No. 98-6879-CIV-Gold, in the United States District Court, Southern District of Florida. On August 23, 1999, the plaintiffs filed a Consolidated and Amended Class Action Complaint. This action seeks damages purportedly on behalf of all persons who purchased or otherwise acquired the Company's common stock during various periods from November 7, 1996 through August 24, 1998. The complaint alleges, among other things, that as a result of accounting irregularities relating to the Company's revenue recognition policies, the Company's previously issued financial statements were materially false and misleading and that the defendants knowingly or recklessly published these financial statements which caused the Company's common stock prices to rise artificially. The action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Subsequently, the defendants, including the Company, filed their respective motions to dismiss the Consolidated and Amended Class Action Complaint. On July 31, 2000, the Court issued a ruling denying the Company's and Robert L. Carberry's (the Company's CEO from June 1996 through August 1998) motions to dismiss. The court granted the motions to dismiss with prejudice for defendants William D. Murray (the Company's CFO from November 1997 through August 1998), Patrick O. Wheeler (the Company's CFO from April 1996 through October 1997), C. Shelton James (the Company's former Audit

Committee Chairman), and KPMG Peat Marwick LLP ("KPMG"). On August 14, 2000, the plaintiffs filed a motion for reconsideration of that order. The Company filed an answer to the plaintiffs' Consolidated and Amended Class Action Complaint on August 24, 2000. On March 20, 2001, the Court ruled on the plaintiffs' motion for reconsideration that the previously dismissed defendants William D. Murray, Patrick O. Wheeler and C. Shelton James should not have been dismissed from the action and shall be defendants in this action under the control person liability claims under Section 20(a) of the Exchange Act, and that the plaintiffs may amend the Consolidated and Amended Class Action Complaint to bring claims against C. Shelton James under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On April 5, 2001, the plaintiffs filed their Second Consolidated and Amended Class Action Complaint to include amended claims against C. Shelton James. On May 10, 2001, the Company filed an Answer to the Second Consolidated and Amended Class Action Complaint.

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

     On September 16, 1999, the Company filed a lawsuit against KPMG and August
A. Smith, the KPMG engagement partner. The lawsuit is pending in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Case No. 00-004102-CACE-14. On May 1, 2000, the Company filed the First Amended Complaint, alleging that KPMG failed to properly audit the Company's financial statements and provided inaccurate advice on accounting matters for fiscal years 1996, 1997 and 1998. The action alleges professional malpractice, breach of fiduciary duty, breach of contract and breach of implied duty of good faith, and seeks damages in excess of $10 million. KPMG and Mr. Smith filed motions to dismiss, which were denied. In August 2000, KPMG and Mr. Smith filed their answers and KPMG filed counterclaims against the Company, alleging the Company's breach of contract, negligent misrepresentation and abuse of process, and seeking an unspecified amount of damages consisting of unpaid service fees and legal fees and costs. The Company filed an answer to KPMG's counterclaims and moved to dismiss KPMG's abuse of process counterclaim. On April 9, 2001, the Court dismissed the abuse of process counterclaim with prejudice.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  OTHER INFORMATION

None

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

EXHIBIT NO.   EXHIBIT DESCRIPTION
-----------   -------------------

10.1 Employment Agreement dated February 13, 2001 between the Company and Michael Matte.

10.2 Agreement dated February 28, 2001 between the Company and Terrence A. Zielinski.

10.3           Agreement dated April 14, 2001 between the Company and David R.
               Proctor.

10.4 Consulting Agreement dated March 1, 2001 between the Company and David R. Proctor.

10.5 Amended and Restated Employee Stock Option Plan dated September 4, 1998, as amended through March 2, 2001(1)

10.6           Retirement Savings Plan dated July 1, 1996, as amended (2)

(b) Reports filed on Form 8-K during the fiscal quarter ended March 31, 2001. The Company filed two reports on Form 8-K, dated January 29, 2001 and February 15, 2001.

-----------

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (Commission File Number 333-56768, filed on March 9, 2001).

(2) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (Commission File Number 333-58262, filed on April 4, 2001).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2001           CYBERGUARD CORPORATION



                             By:     /s/ SCOTT HAMMACK
                                 ----------------------------------------------
                                 Chief Executive Officer

                             By:     /s/ MICHAEL D. MATTE
                                 ----------------------------------------------
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)