Form 10-K
period 2001-06-30
CYBERGUARD CORP
filed 2001-09-28
CIK 927133

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

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM __________ TO _______

                         COMMISSION FILE NUMBER 0-24544

                             CYBERGUARD CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           FLORIDA                                               65-0510339
(STATE OR OTHER JURISDICTION                                  (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

2000 WEST COMMERCIAL BOULEVARD, SUITE 200, FORT LAUDERDALE, FLORIDA     33309
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

       Registrant's telephone number, including area code: (954) 958-3900

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:
COMMON STOCK, PAR VALUE $.01 PER SHARE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $13,177,673 (Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors and greater than 10% shareholders of the registrant, without conceding that all such persons are "affiliates" of the registrant for purpose of the federal securities laws), and computed by reference to the last sales price of Registrant's Common stock on September 27, 2001).

         As of September 27 2001, 18,640,462 shares of the Registrant's Common Stock, par value $.01 per share were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Definitive Proxy Statement to be issued in connection with the Company's 2001 Annual Meeting of Shareholders (incorporated in Part III to the extent provided in Item provided in Items 10, 11, 12 and 13 hereof).

                             CYBERGUARD CORPORATION
                                    FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001
                                TABLE OF CONTENTS

Forward-Looking Statements

Part I:
         Item 1: Business
         Item 2: Properties
         Item 3: Legal Proceedings
         Item 4: Submission of Matters to a Vote of Security Holders

Part II:
         Item 5: Market for Registrant's Common Equity and Related Stockholder Matters
         Item 6: Selected Financial Data
         Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations
         Item 8: Consolidated Financial Statements and Supplementary Data
         Item 9: Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

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

Part IV:
         Item 14: Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K
         Signatures


CyberGuard(R), KnightSTAR(TM), STARLord(TM) and FireSTAR(TM) are trademarks of CyberGuard Corporation

FORWARD-LOOKING STATEMENTS

         Statements regarding future products, future prospects, future profitability, business plans and strategies, future revenues and revenue sources, future liquidity and capital resources, future computer network security market directions, future acceptance of the Company's products and possible growth in markets, as well as all other statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements.

         Forward-looking statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that the actual results might differ materially from those suggested or projected in the forward-looking statements. Accordingly, there can be no assurance that the forward-looking statements will occur or that results will not vary significantly from those described in the forward-looking statements. Some of the factors that might cause future actual events to differ from those predicted or assumed include: future advances in technologies and computer security; the Company's history of annual net operating losses and the financing of these losses through the sale of assets and newly issued Company securities; the Company's ability to execute on its business plans; the Company's dependence on outside parties such as its key customers and alliance partners; competition from major computer hardware, software, and networking companies; risk and expense of government regulation and effects on changes in regulation; the limited experience of the Company in marketing its products; uncertainties associated with product performance liability; risks associated with growth and expansion; global economic conditions, risks associated with obtaining and maintaining patent and intellectual property right protection; uncertainties in availability of expansion capital in the future and other risks associated with capital markets. In addition, certain events that have occurred also are factors that might cause future actual events to differ from those predicted or assumed, including: the impact of the restatement of financial results for the Company's fiscal year ended June 30, 1997 and quarters ended September 30, 1997, December 31, 1997 and March 31, 1998; the completion of the numerous organizational changes and the assembly of a new management team for CyberGuard; the outcome of a purported class action lawsuit against the Company and former executive officers and directors of the Company, relating to the restatement of financial results for the fiscal periods noted above and a Securities and Exchange Commission investigation regarding these matters; and the de-listing of the Company from the NASDAQ National Market. In addition, the forward-looking statements herein involve assumptions, risks and uncertainties, including, but not limited to economic, competitive, operational, management, governmental, regulatory, litigation and technological factors affecting the Company's operations, liquidity, capital resources, markets, strategies, products, prices and other factors discussed elsewhere herein and in the other documents filed by the Company with the Securities and Exchange Commission. Many of the foregoing factors are beyond the Company's control.

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

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     CyberGuard Corporation ("CyberGuard" or the "Company") is a leading provider of network security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communication (customers include Fortune 1000 companies, major financial institutions, and government agencies worldwide). The Company's CyberGuard(R) firewall provides a level of security, features and availability that the Company believes is not matched in the industry. Through a combination of proprietary and third-party technology (such as Virtual Private Network ("VPN"), authentication, virus scanning, encryption, advanced reporting, high availability and centralized management), the Company provides a full suite of products and services that are designed to protect the integrity of electronic data and customer applications from unauthorized individuals and digital thieves.

     CyberGuard delivers plug-and-play appliance solutions that, we believe, are high performance, easy to install and cost effective. The firewall appliance is sold to end users directly and indirectly by direct sales and resellers worldwide in over thirty-nine countries.

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

SIGNIFICANT EVENTS

     During the Company's fiscal year ended June 30, 2001, the Company made the following changes.

     o Retained new Executive Management Team: Chief Executive Officer, President and Chief Financial Officer

     o On January 24, 2001, approximately $5.7 million of convertible debt and the interest accrued on that debt was converted into approximately 4.6 million shares of common stock at $1.00 per share and approximately 668,000 shares of common stock at $1.51 per share.

     o During January 2001, warrants for the purchase of approximately 2.4 million shares of the Company's common stock were exercised at a total of approximately $4.8 million in cash.

     o During January 2001, newly appointed Chief Executive Officer, Scott J. Hammack, invested $500,000 to purchase at the market value 142,857 shares of common stock at $1.75 per share and 62,500 shares of common stock at $4.00 per share. In conjunction with the purchase of the 142,857 shares of common stock, Mr. Hammack was granted an equal number of warrants to purchase the Company's common stock at $1.75 per share. The warrants are exercisable any time before December 25, 2005.

INDUSTRY BACKGROUND

      Network security has historically been a requisite for businesses in security-sensitive industries such as healthcare, financial services, insurance, telecommunications, governments and related interests. Businesses in these industries historically maintained a secure network environment by isolating their networks from others and allowing only authorized users to connect to their privately managed networks.

     With the increased growth and reliability of the Internet, businesses are now able to use the Internet as a more cost-effective alternative to their existing private network. These businesses are also shifting corporate data dissemination, which traditionally occurred via call centers, facsimile, and/or postal mail, to the Internet. These systems can provide a more customized interface to their customers, business partners, or employees. As this migration continues, more business sensitive data and systems are exposed to a potentially hostile environment, hence the growing need for network security.

     As popularity and use of the Internet and intranets for business applications have increased, companies have become increasingly concerned that data collected and stored electronically by organizations might be vulnerable to access by unauthorized users, including certain of a Company's own employees. This concern is due in part to the fact that the underlying protocol used by the Internet is particularly susceptible to penetration, and, as a result, interest in and purchases of firewall technology to protect enterprise networks have increased.

     According to IDC, an industry research firm, nearly 1 billion people, about 15 percent of the world's population, will be using the Internet by 2005. Their use will contribute to more than $5 trillion in Internet commerce, a 70 percent compound annual growth rate ("CAGR") from Internet spending of $354 billion in 2000. IDC states that Internet use will be widespread, not dominated by a single region.

     Today, the United States accounts for just under half (46%) of total E-commerce. By 2005, however, its share will dip to 36 percent. Growth in E-commerce in all regions will be healthy, but Asia/Pacific and Western Europe will grow the fastest between the years 2000 and 2005.

     Internet security crime is growing at a rapid pace. According to the 2001 COMPUTER CRIME AND SECURITY SURVEY conducted by the FBI and the Computer Security Institute, 85 percent of respondents (primarily large corporations and government agencies) detected computer security breaches within the last 12 months; 64 percent acknowledged financial losses due to computer breaches; the most serious financial losses occurred through theft of proprietary information and financial fraud; 70 percent said their Internet connection was a frequent point of attack, up from 59 percent in 2000; and 40 percent of respondents detected system penetration from the outside, up from 25 percent in 2000.

     Those statistics factor heavily in business decisions to adopt security technology. Infonetics Research, another industry research group, predicts that U.S/Canada end-user expenditures for security products, managed security services and PKI products and services will grow 239 percent from $2.8 billion to $9.5 billion between the years 2001 and 2005, while worldwide end-user expenditures for firewalls and managed firewall services will grow 231 percent. The following elements are principal means for protecting organizations from digital mischief. These elements require substantial integration and interoperability to smoothly implement an organization's security policy.

     SECURITY POLICY. Security products are not effective unless they follow a well-thought-out enterprise security policy. Creating a policy requires cooperation between information technology staffers, business unit managers and senior executives. Generally, a policy should follow one of two philosophies. The first is, "That which is not expressly prohibited is permitted." The second is, "That which is not expressly permitted is prohibited." The former is less intrusive but will not provide maximum protection. The latter requires discussion and support from management because it affects the workflow of the entire organization--all the way down to rules for locking offices and filing cabinets and discarding waste paper. The use of such security technology as a firewall generally is associated with the second philosophy.

     LAN SECURITY. Popular local-area network ("LAN") operating system software provides various security options--many of which are seldom used. Network managers can immediately improve protection by implementing security features such as login restrictions on specific workstations, days of the week and hours of the day. More stringent password policies also create extra barriers, such as increasing the minimum password length, requiring that passwords include a combination of numbers and letters, and forcing regular password changes. Rigorous application of LAN security features can bolster protection from internal breaches.

     FIREWALLS. Firewalls provide access control. They usually are aimed at preventing external security breaches but can also provide additional internal security for corporate intranets. Firewalls are a combination of software and hardware, usually consisting of a fast workstation located outside the LAN but inside the router link to the Internet. To be effective, all network traffic must pass through the firewall, whether going to the outside world or entering the LAN. The firewall permits only authorized traffic to pass either way and must be impervious to unauthorized penetration.

     Premium firewalls run on special versions of the UNIX(R) operating system although Windows NT(R)-based versions are also popular for less-rigorous security environments. Some firewalls also support ancillary special features such as Web URL filtering or virus scanning. Firewall features and the underlying operating system of the firewall generally determine the level of security that a firewall provides. Presented below is the security spectrum of firewall products available today.

          ROUTER-         PROXY         HYBRID      FIREWALL
FULL       BASED       APPLICATION     FIREWALL   WITH SECURE     NO
ACCESS   FILTERING       FIREWALL                     OS        ACCESS




     LEAST SECURE                                         MOST SECURE


     Generally, these technologies build on each other so that the most secure technologies can also perform the functions of the less secure ones and, depending on price and other factors, can serve markets for such products. CyberGuard has developed its products to emphasize stringent security and thus falls to the far right of this diagram.

     Traditionally, when businesses have selected a firewall solution, they have had to choose between high security and high performance. The higher the level of protection and the more work the firewall has had to do to provide a secure environment, the slower its throughput. Since network administrators are also responsible for keeping their network performing at optimal speed so that users do not experience slow performance, they have typically had to sacrifice speed for security or vice versa. CyberGuard's approach to firewall technology is to offer extremely high security as well as high-speed throughput and substantial numbers of simultaneous connections. In independent testing, CyberGuard earns high marks for its performance. CyberGuard's line of appliance firewalls allows purchasers to choose based on the level of performance they require for their particular business environment.

     ENCRYPTION. Encryption is a data-scrambling technique that prevents information from being read by unauthorized people. It is used to protect data packets during transmission from one point to another. Encryption can be implemented in two ways: from the PC that originates the data or from the server or Internet connection device that passes the data outside the LAN. Protected data is decrypted by a reciprocating destination LAN server or PC. Digital key technology is a common means of implementing encryption. A digital key bearing a secret value is used to encrypt data. Decryption can occur only by someone who possesses the appropriate decryption key--much like secret agents passing coded messages from behind enemy lines. Systems using the same key for encryption and decryption are referred to as symmetric key encryption systems, whereas those that use a different key for decryption than encryption are referred to as asymmetric or public-key encryption systems. Encryption is a common security technique used to protect virtual private networks ("VPN") and standard intranets.

     ANTI-VIRUS. A computer virus modifies programs and data, sometimes in an innocuous manner and sometimes with malicious intent. Some viruses can erase applications and data from systems or merely act as electronic graffiti. Any form of computer virus, regardless of its intent, increases costs and decreases productivity and, therefore, cannot be tolerated. Anti-virus software can be run from individual workstations or from a network server or firewall. This software scans incoming files and attachments to E-mail messages to protect servers, PCs and LANs from infection.

     IDENTIFICATION AND AUTHENTICATION. On the Internet, no one can truly see who is using the system. Digital identification technology is used to identify who you are before you start using an information system. Authentication is the means for proving to the system that you actually are the person you claim to be. This is similar to the process of signing a check, then showing a driver's license and a major credit card to a store clerk. Digital identification and authentication employ passwords, keys, physical tokens, badges and smart cards--even fingerprints, retinal scans or voiceprints (biometric identification) in advanced systems. Digital identification and authentication are particularly important for securing electronic commerce, which mostly operates outside the protection of a corporate intranet's security infrastructure.

THE CYBERGUARD SOLUTION

     The Company produces two different firewall products: the first consists of a family of firewall appliances that all utilize a UNIX operating system obtained from Caldera International, Inc., and the second is based on the Microsoft(R) Windows NT operating system. CyberGuard has modified the Caldera SCO(R) UnixWare(R) operating system to remove penetration vulnerabilities that are common in UNIX platforms. On the Windows NT operating system, CyberGuard has developed a capability called SecureGuard that closes virtually all of the security holes in that operating system.

     The Company's secure operating system and secure networking software technologies allow CyberGuard to position its product suite to address the broad range of customer requirements in the commercial network security market. Generically speaking, a firewall consists of the hardware, a firewall application, an operating system and networking software, each playing an important role in the receipt and processing of data through the firewall. In competitive network security products, only the firewall application has been designed to resist penetration by an attacker, leaving the operating system and network software unsecured. Therefore, an attacker can penetrate a competitive firewall through the unsecured operating system or networking software. CyberGuard's firewall uses a secure operating system and secure networking software to prevent network penetration by requiring network communication to pass through the firewall application.

     The graphic presentation below depicts the three major components of a firewall system and demonstrates the fundamental security deficiency of an application-only solution as compared to the CyberGuard firewall.

                 MULTILEVEL SECURITY PROVIDES HIGHEST DEGREE OF
                                   PROTECTION

                                    [CHART]

     CyberGuard's secure operating system and secure networking software are based on multilevel security ("MLS"); that is, they restrict access to information based on the sensitivity of the information and the access authorization of system users. In an MLS system, a user cannot read data that has been labeled at a level more sensitive than the security level that person has been given and cannot create or modify data having a different security label. The operating system and programs reside at a protected level that cannot be read or modified by network users.

     The Company's secure operating system and networking software are designed to meet the United States TCSEC/NCSC (Trusted Computer System Evaluation Criteria/National Computer Security Center ("NCSC")) criteria at a B1 level. The NCSC assurance levels for operating systems range from D (systems with minimal security) to A1 (systems with assured security). Certain agencies of the United States government have incorporated the NCSC ratings into their procurement requirements, and commercial users, while not having specific NCSC-rating requirements, often look to an NCSC rating as an indication of the product's proven reliability. The Company believes that the CyberGuard firewall is the only commercially available firewall built on an integrated operating system and networking software designed to a B1 level. These components have also been successfully evaluated by the Centre d'Electronique de l'Armement ("CELAR") in France and have been awarded an E3 evaluation level in the United Kingdom and Australia against the United Kingdom's Information Technology Security Evaluation Criteria ("ITSEC") predefined assurance scale. On this scale, E (evaluation level) is followed by a number ranging from 1 to 6, where 6 represents the highest evaluation level. In December of 2000, the Company completed its Common Criteria evaluation for its operating system and networking software and was awarded the EAL4 evaluation level. EAL (Evaluation Assurance Level) followed by a number ranging from 1 to 7 denotes the assurance level of the product on the Common Criteria's predefined assurance scale, where 7 represents the highest evaluation assurance level. EAL4 represents assurance on a methodically designed, tested, and reviewed product.

     Through a strategic partnership, the Company's CyberGuard firewall also meets the compliance standards of the Internet Protocol Security Standard ("IPSec"). IPSec is a framework of open standards for ensuring private communications over public networks like the Internet. Based on standards developed by the Internet Engineering Task Force ("IETF") IP Security Working Group, IPSec is an industry-driven standard that ensures confidentiality, integrity, and authenticity on an IP network. IPSec is a key component of this standards-based, flexible solution for deploying a network-wide security policy.

     In addition to enhanced operating system and network security, CyberGuard's firewalls have been built on the Company's legacy of providing high-performance, real-time computing systems. Therefore, the Company's CyberGuard firewall also addresses the high performance end of the commercial network security market because the underlying operating system and networking software were designed for demanding security environments. The Company's secure operating system is designed to function as a high performance, real-time operating system able to process high levels of throughput without time-consuming failures. This same operating system technology underlies the Company's secure networking software and firewall technology.

     The CyberGuard firewall product is the basis for the Company's ability to offer a complete suite of enterprise-wide security products including mobile security applications, secure database applications, and network access control filters.

     The Company's firewall that is based on a UNIX operating system is currently using Caldera's SCO UnixWare 2.1.3. The Company is currently transitioning its firewall technology to be multiplatform capable. This will enhance the Company's ability to take advantage of advancements in operating system technology as well as third-party products.

PRODUCTS AND SERVICES

PRODUCTS

     CyberGuard produces a line of premium appliance firewalls built on technology developed when the Company was originally a division of Harris Corporation. The technology is based on a operating system ("OS") that was first evaluated to meet OS security features outlined by the National Computer Security Center ("NCSC") Trusted Computer System Evaluation Criteria ("TCSEC"). The result was a trusted secure operating system that used layers of protection or multilevel security ("MLS") to provide the high level of network protection required by such customers as the U.S. and European governments, who needed to safeguard classified, national security information.

     Today's product offerings continue to earn the highest independent security certifications and evaluations--most notably, Common Criteria Evaluation Assurance Level 4 ("EAL4"). CyberGuard's products are designed for high-end customers who require high levels of security and are serious about their security needs. Those customers may be governmental agencies protecting sensitive classified information, a worldwide financial institution securing customers' private financial data and transactions, an international communications corporation safeguarding its headquarters and operations around the globe, or a Fortune 1000 Company whose dependence on electronic commerce continues to grow at the same time Internet security dangers increase.

     In 2000, in response to customer demand for an integrated, easy-to-use, high-performance, high-security product, CyberGuard launched three premium appliance firewalls to meet various customer bandwidth requirements and operating environments: KnightSTAR(TM), introduced in January 2000; STARLord(TM) in September 2000; and FireSTAR(TM) in October 2000.

     The KnightSTAR ("KS") appliance offers extremely high performance and support for more than one million simultaneous connections; it is designed for customers with high bandwidth and high security needs such as large enterprises, data centers, and Fortune 1000 companies.

     The STARLord ("SL") appliance was designed not only to provide very high performance and gigabit connectivity but also to offer the robust functionality required by high-volume operating environments such as large service providers and telecommunications companies.

     The FireSTAR ("FS") appliance was designed for small to mid-sized networks that require evaluated security but do not have extremely high bandwidth needs. Since it utilizes the same architecture as KnightSTAR and STARLord, it is an ideal complement for a large customer who may utilize one of the higher-performing appliances at a primary location but decides to deploy FS units at branch locations.

     The Company also offers and continues to support a software-only version of its firewall technology for customers who have earlier versions of CyberGuard firewalls installed on certain validated hardware platforms.

Additionally, CyberGuard offers a software firewall for Windows NT, which has been evaluated at the ITSEC E3 level of protection in the United Kingdom.

     CyberGuard's firewall products may include the following features and attributes:

         PACKET FILTERING. CyberGuard uses packet-filtering technology to allow the firewall to expressly permit or deny connections using criteria based upon source and destination host or network and the type of network service being requested and the time of day or day of week.

         SECURITY AUDITING AND ALARMS. CyberGuard's firewall technology incorporates built-in auditing and alarm functions designed to permit administrators to review a chronological record of dynamic system activities and allow the reconstruction of security sensitive activities. CyberGuard's firewall can be configured to process the security auditing information and, in real-time, take explicit actions in response to actions deemed security sensitive or possible attempts to attack the network or firewall.

         APPLICATION PROXIES. CyberGuard's firewall supports a number of security-enhanced application proxies for many network services, including remote login ("rlogin"), terminal emulation ("Telnet"), File Transfer Protocol ("FTP"), Hypertext Transport Protocol ("HTTP"--used with the Internet), Secure Sockets Layer ("SSL") security, Network News Transport Protocol ("NNTP"), Simple Mail Transport Protocol ("SMTP"), X-Window System ("X11"), Lightweight Directory Access Protocol ("LDAP"), Server Message Block ("SMB"), Load Equalizer ("LDE"), Lotus Notes(R) ("Notes"), Port Guard intercept ("Port Guard"), Post Office Protocol Version 3 ("POP3"), Oracle SQL*Net for secure connection to a database host ("SQL*Net"), Proxy-Writer for custom proxies ("Proxy-Writer"), RealAudio(TM) protocol proxy ("RealAudio"), and Gopher(TM) protocol ("Gopher").

         SECURE REMOTE ADMINISTRATION. CyberGuard's firewall supports the ability to remotely monitor and administer a firewall from a Network Operations Center. Using this remote administration capability, a system administrator can manage a CyberGuard firewall from a remote site as if he or she were physically located with the firewall.

         CENTRAL MANAGEMENT. CyberGuard's firewall technology provides the ability to centrally manage and monitor multiple remote CyberGuard firewalls. Remote, or target, firewalls can be administered and monitored individually or within groups from one central station, the firewall manager. To ensure constant availability, CyberGuard offers central management fail-over, a mechanism that allows a back-up firewall manager to take over management duties for the primary firewall manager when the primary manager is not available (during system maintenance or a power outage, for example). The back-up manager can be located anywhere in the world remote from the primary firewall manager.

         DYNAMIC NETWORK ADDRESS TRANSLATION. A CyberGuard firewall can be configured to translate all internal addresses to the firewall's network address. From the Internet, the firewall appears to be the only machine connected, reducing the risk of possible penetration attacks against the internal network.

         STATIC NETWORK ADDRESS TRANSLATION. CyberGuard firewalls support the ability to map internal private network addresses to public network addresses. This allows machines with illegal or private network addresses to be accessed via a public network address different from that of the firewall.

         GRAPHICAL USER INTERFACE. CyberGuard's firewalls provide an OSF/Motif(TM)-based graphical user interface, or GUI, designed to facilitate system configuration and administration. The GUI is generally considered easier to use than the traditional command-line interface.

         SPLIT DOMAIN NAME SERVICE. The CyberGuard firewall can function as a Domain Name Service (DNS) server. With split DNS, the network responds to queries differently depending on their source. For example, responses to requests from the Internet might contain only CyberGuard firewall information; responses from internal requests might contain a complete list of hosts.

         VIRTUAL PRIVATE NETWORKING. CyberGuard currently supports a variety of VPN products from RedCreek Communications, Inc., including its IPSec-based product line. VPN products provide a mechanism for establishing a logically separate network between multiple firewall systems. This logical network supports fully-encrypted communication among the machines in the network. VPN also supports high-performance encrypted communication between CyberGuard's firewalls and/or remote/mobile users. The Company is currently developing an integrated software VPN solution that will become part of its appliances.

         LINK AGGREGATION. CyberGuard provides a feature called link aggregation
     (LAG) that will combine multiple physical network interface controller ports into one logical network interface. This feature offers two benefits.

     The first is an increase in the overall reliability of the network gained from redundancy. In this instance, two physical ports are configured beneath one LAG device, and one port will be active while the other will be a hot standby. The second benefit is that link aggregation can also be used to provide higher throughput. In this case, multiple ports are configured under a single LAG device, and the LAG driver will optimize port utilization by balancing the traffic load.

         AUTOMATIC SYSTEM UPDATE. CyberGuard's firewall includes a feature that allows an administrator to update the firewall automatically with necessary patches via a remote download. This feature is especially useful for very large firewall installations because the administrator is able to implement patches to large numbers of firewalls from a single central location.

         NETWORK TIME PROTOCOL SUPPORT. CyberGuard firewalls provide a means to update time automatically via a network. Time synchronized via a trusted Network Time Protocol (NTP) server is required to insure that audit data can be accurately correlated. This feature is especially important to installations with large numbers of firewalls.

         AUTOMATED AUDIT LOG ARCHIVING. The CyberGuard firewall offers a feature for automatically archiving audit logs to a remote archive server. The log files can be encrypted to insure confidentiality. This feature is especially important with the increase in the amount of audit information that is directly proportional to data throughput.

         HIGH AVAILABILITY. CyberGuard's firewalls support an optional high availability configuration that combines two firewalls to operate as a single logical unit. If there is a disruption in network connectivity or if the primary firewall fails, the secondary firewall is designed to automatically take over to provide nearly continuous network connectivity. All configuration changes are automatically synchronized between the firewalls in the high availability pair. For critical connections, such as those to electronic commerce sites, this high availability configuration minimizes the risk of lost network connectivity.

THIRD-PARTY PRODUCTS AND SERVICES

         Through strategic alliances, the Company offers other network security products for use with CyberGuard's firewalls. These products include:

         URL BLOCKING AND FILTERING. This software monitors and controls access to non-business-related Web sites such as pornography, gambling, on-line shopping, stock-trading, job searching, sports, "pay-to-surf" sites and other sites that an employer may wish to block. CyberGuard's firewall integrates with Websense(TM) Enterprise v4, allowing businesses to more effectively monitor, report and manage employee activity on the Internet. As personal use of the Internet increases in the work setting, more organizations are exploring solutions to limit inappropriate use of the Internet. An integrated solution enables businesses to accomplish that by establishing acceptable parameters on personal Internet use.

         TOKEN AUTHENTICATION PRODUCTS. CyberGuard offers a number of third-party token authentication devices, including those offered through alliances with Symantec Corporation and RSA Security, Inc., among others. Token authentication devices provide an alternative to the use of static passwords for user authentication, resulting in reduced likelihood of system penetration through the reuse of an old password.

SERVICES

     CyberGuard offers a range of services to customers who have its firewall products and to customers who require consulting or professional services. In January 2001, INFORMATION SECURITY magazine published the results of a survey of more than 2,000 readers. Among companies grouped by size, CyberGuard scored highest overall in customer satisfaction. Among the largest companies, that is, those with more than 50,000 employees, CyberGuard received a perfect score of 5. Among government users, CyberGuard received the highest overall score.

     SUPPORT SERVICES. CyberGuard believes that service can be a key differentiator for the Company. Our worldwide customer support center provides help on the phone and online around the clock. Support staff are highly trained and qualified, level-2 experienced security professionals. Each support engineer either has or will soon have CISSP certification, one of the highest levels of certifications a security professional can achieve.

     With the globalization of the economy and the connectivity made possible by the Internet, many large organizations no longer operate regionally or nationally. Instead those organizations have begun to operate globally, either independently or as part of a large multinational corporate entity. CyberGuard recently entered into a strategic agreement with a major international service provider to expand its worldwide support services, adding onsite and hardware support around the clock, around the globe, and in multiple languages.

     TRAINING AND EDUCATION. The Company offers a variety of courses to help customers make the most of their CyberGuard firewall product. The courses include basic and advanced training and are offered at CyberGuard's corporate headquarters in Ft. Lauderdale, Florida; at its subsidiary headquarters in London; and at various reseller locations. Training courses may also be offered at customer locations as appropriate.

     Additionally, the Company has developed modular CyberGuard sales professional training designed to equip the sales force--both internal and channel--to better sell CyberGuard products against its competition.

     As customers and resellers become more knowledgeable about the product, they also become better advocates for the technology and the CyberGuard advantages. Since word of mouth is one of the most effective forms of advertising, the Company believes that a successful strategy for growing the Company must include an emphasis on education and training.

     PROFESSIONAL SERVICES. Leveraging its security expertise and experience, CyberGuard markets several specific types of consulting services relating to, among others, penetration testing; vulnerability assessment; Internet gateway security and technical evaluation; system security; corporate data security policies and management control; network security policy and management control; Internet security policy and management controls; network security analysis; and information security training.

PRODUCT DEVELOPMENT

     The following table shows the significant products and product enhancements that the Company introduced during the last two quarters of fiscal year 2001 and will introduce during the first two quarters of fiscal year 2002.

     PRODUCT              INTRODUCTION                  DESCRIPTION
     -------              ------------                  -----------

Firewall Software           Q4 2001          Significant enhancements to proxies
Update                                       that help to prevent many known or
                                             future viruses or worms

KnightSTAR(TM) (KS)[ ]      Q4 2001          Transition from 2nd generation
                                             hardware platform to 3rd generation

Windows NT and 2000         Q2 2002          New software release with
Enhancements                                 ease-of-use features and support
                                             for Windows(R) 2000 in DSL/Cable
                                             environments

5.0                         Q2 2002          New software release for the
                                             appliance family (FS/KS/SL) that
                                             includes integrated IPSec VPN

LX                          Q2 2002          Small form-factor entry-level
                                             business firewall appliance

     CyberGuard's IPSec VPN offering, which is integrated with the firewall product, will feature a single management interface that, the Company believes, makes setup and use easy. It will provide support for gateway-to-gateway and gateway-to-client VPN configurations; support for X.509 certificates and use of certificates with IPSec and IKE (Internet Key Exchange); capability for VPN access through NAT (network address translation) to remote private networks; access control for all traffic; central administration, monitoring, and logging capabilities; support for a wide range of cryptographic algorithms (e.g., 3DES, DES, AES, Cast-128); and optional cryptographic hardware acceleration support.

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

     For the fiscal years ended June 30, 2001, June 30, 2000, and June 30, 1999, the Company spent approximately $5.5 million, $3.0 million, and $3.7 million, respectively, on research and development, an equivalent of 22%, 16%, and 27%, respectively, of total sales during such periods.

STRATEGIC ALLIANCES AND RELATIONSHIPS

     In 1998, CyberGuard entered into an agreement with RedCreek Communications, Inc. to integrate and market a family of hardware network security products for VPN applications on the Internet. VPNs offer a secure, cost-effective alternative to private leased communication lines. These products are available for CyberGuard's line of premium firewalls and the Windows NT firewall.

     CyberGuard has alliances for the purpose of reselling the Company's products with several strategic partners. The Company has additional strategic resellers outside the United States--in Asia, the United Kingdom and Latin America.

     CyberGuard continues to actively seek additional strategic alliances for product development and sales and marketing purposes. The Company seeks such alliances to continue efforts to develop additional products or enhancements to its existing product offerings, particularly those relating to encryption, token authentication, VPNs, intrusion detection and virus detection.

     During the final quarter of fiscal year 2001, CyberGuard engaged in discussions with Marketlink Technologies LLC to become CyberGuard's reseller development firm in the US. Those discussions led to an agreement that was announced on July 2, 2001. The agreement with Marketlink Technologies LLC is intended to identify, recruit, educate and drive sales through U.S. reseller channels at an accelerated pace. There can be no assurance that the Company will be able to develop new reseller partners through this partnership or that, if formed, such resellers will be successful.

CUSTOMERS AND MARKETS

     CyberGuard has traditionally served very large commercial businesses where network security was a top priority. These businesses include government agencies, the utilities, financial institutions and a myriad of other Fortune 100 companies. Today, CyberGuard customers include two Fortune 10 companies, multinational corporations, commercial enterprises, financial institutions, stock exchanges, educational institutions, telecommunications companies, large service providers and many Fortune 1000 companies.

     In many instances, CyberGuard supplies its product to authorized resellers, VARs (value-added resellers), solution providers, distributors, business partners or system integrators who ultimately sell to and support end users. In turn, the Company supports these reseller channels through training and education, product collateral, consulting and interaction with CyberGuard's direct sales force.

     Current and prospective commercial customers include medium to large domestic and multinational companies that routinely create and store proprietary and/or highly sensitive information, which is accessible via corporate networks including intranets and extranets. From a buyer's perspective, these customers have a higher level of security knowledge, are educated about the importance of accreditation and are likely to consider network security and network throughput performance as decisive factors in their procurement decisions. As the first firewall provider in the world to achieve Common Criteria Evaluated Assurance Level 4 (EAL4) certification for firewall appliances, CyberGuard enjoys an advantage with this group of network security purchasers.

     Target markets for the Company's products include financial institutions, financial news services, insurance companies, health care institutions, telecommunications companies and companies that market electronic commerce applications to businesses and consumers. In addition, the Company focuses its marketing efforts on specific vertical market sectors including government, banking and finance, telecommunications and healthcare.

SALES, MARKETING AND DISTRIBUTION

     In addition to a direct sales force, the Company has established a range of channels to market its products in the United States and internationally, including value-added resellers ("VARs"), distributors, manufacturers' representatives and strategic alliance partners. Key resellers and distributors include Hucom, Inc., Datacraft Asia, Baltimore, Zergo and Nissin Electric Co. Ltd. (a member of Japan's Sumitomo Group). During the year ended June 30, 2001, indirect marketing channels for CyberGuard's products accounted for 51 percent of the Company's sales. Sales in Europe, Middle East and Africa ("EMEA") accounted for 35 percent of the Company's sales. Sales in Asia and Latin America accounted for 16 percent of the Company's sales.

     CyberGuard employs national and regional sales managers and maintains offices in the United States, the United Kingdom and Singapore. The sales force focuses its sales and marketing efforts on customers and resellers in selected vertical markets such as financial services, healthcare, insurance, telecommunications and electronic commerce application providers. The Company's sales team also includes an internal sales staff and technical support engineers who extend CyberGuard's marketing and sales efforts. The sales force also solicits prospective customers and provides technical advice and support with respect to the Company's products.

     Marketing activities include advertising, publishing technical and educational articles in industry journals, participating in industry tradeshows, product technology conferences, direct mail, telemarketing, on-going customer and third-party communication programs, sales training and marketing on our Web site. As of June 30, 2001, the Company had 25 employees in the Sales and Marketing organization. CyberGuard also generates interest in and educates potential customers about computer and network security through speaking engagements, contributed articles, media interviews and outreach to industry analysts.

     CyberGuard focuses its direct and indirect marketing efforts on commercial businesses that the Company perceives to have a need for network security due to the sensitive nature of data they collect or the potential negative impact of computer hacking. CyberGuard addresses these markets with its direct sales force and through indirect channels such as VARs and systems integrators who already serve such markets. The Company also believes its products are particularly well-suited to a spectrum of Web service providers including internet service providers ("ISP"), application service providers ("ASP"), managed service providers ("MSP") and Internet-based retailers of subscription products and services.

     As the relationship with Marketlink Technologies LLC evolves, the intent will be to provide a reseller focus in the U.S. similar to the successful reseller strategy utilized in Europe and Asia. U.S. resellers will be able to sell all of CyberGuard's product offerings without limitation. CyberGuard competitors often place limits on resellers that restrict them from pursuing certain customers or certain revenue-generating opportunities. While the goal is to increase the number of resellers in the U.S. who can sell CyberGuard products, CyberGuard will focus on working with Marketlink Technologies, LLC to achieve maximum distribution without commoditising our product.

COMPETITION

     The market for network security products is intensely competitive and characterized by frequent technological change. CyberGuard believes that competition in this market is likely to persist and intensify as demand for network security products continues to increase.

     At the same time, the Company believes that it enjoys certain advantages because of its high level of independently evaluated security; its firewall appliance strategy that offers a trusted secure operating system, multilevel security, performance and functionality; and a strong core of developers who helped create the Company's original technology, which continues to earn industry awards and certifications even as it evolves to meet new security demands.

     In market segments requiring the highest levels of network security, CyberGuard competes with Secure Computing Corporation, which also offers a firewall with a security-enhanced operating system. The Company also competes with manufacturers such as Check Point Software Technologies Ltd., Cisco Systems, Inc., Symantec Corporation (which acquired AXENT Technologies, Inc.), Network Associates, WatchGuard, Lucent Technologies, and IBM. Most of these companies enjoy higher sales volumes than CyberGuard due to their sales of lower-end firewalls and other non-firewall products and applications.

     These companies' products may be considered to be alternatives to CyberGuard. In addition, companies such as Compaq (Digital Equipment Corporation) and Sun Microsystems, Inc. sell products with similar features and functions that could be considered competitors of the Company. Certain companies, such as Microsoft, now offer network-related security products that could eventually compete with CyberGuard's firewall products.

     Many of CyberGuard's current and potential competitors have greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources. There can be no assurance that CyberGuard can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other competitive resources. Failure to keep pace with rapid technology changes could result in the Company's products becoming less valuable or obsolete. Certain of CyberGuard's competitors may determine, for strategic reasons, to consolidate, substantially lower the price of their network security products, or bundle their products with other products such as hardware products or other enterprise software products. The trend toward enterprise-wide network management and security solutions may result in a consolidation of the network management and security market around a smaller number of vendors who are able to provide the necessary software and support capabilities. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves with existing or potential customers, resellers or other third parties.

     CyberGuard believes that the principal competitive factors affecting the market for computer and network security products include the product's level of security, performance and reliability, technical features including interoperability and functionality, ease of use, capabilities, customer service and support, integration of products, manageability of products, brand name recognition, Company reputation, distribution channels and lower total cost of ownership. Based on its understanding of the features of the products and services offered by CyberGuard's competitors, the Company believes that its products currently compete favorably with respect to such factors. Based on its experience and understanding of the existing network security market, CyberGuard believes that potential purchasers of its security products who do not differentiate between the level of security provided by competing security products are as likely to base their purchasing decisions on price, ease of use, or other considerations as they are to base such decisions on the level of security provided. In circumstances where a potential purchaser's primary concern is the level of security provided by products being considered, the Company believes that its products compete favorably.

     Additionally, CyberGuard believes that a key competitive factor in the foreign network security market and certain domestic vertical markets, is a computer system's security rating by intelligence and other government agencies such as the internationally recognized Common Criteria, NCSC and ITSEC. The CyberGuard firewall is built on an integrated secure operating system and secure networking software components that are certifiable to the B1 level by the NCSC, rated E3 by ITSEC Certification testing in the United Kingdom and Australia, and certified at the Common Criteria EAL4 level, which is accepted by 15 countries around the world. The Company's secure operating system has also successfully completed evaluation by the ICSA, CheckMark and NSS organizations.

     BorderWare has been evaluated at the EAL4 level. Cisco has earned EAL4+ certification for its Cisco PIX appliance and Secure Computing is under evaluation for EAL4+, as well. It is important to note, however, that a Company may choose which portions of its firewall technology to have evaluated (as specified in the target of evaluation or TOE document). When those elements of a firewall that are outside the scope of the TOE are utilized, the firewall does not, in fact, have an EAL4 level of certification. In each instance where TOEs are compared, the number of features and functions in the CyberGuard firewall that are within the scope of the EAL4 evaluation exceed those of competitive evaluated products.

PATENTS AND PROPRIETARY TECHNOLOGY

     The Company relies upon license agreements with customers; trademark, copyright and trade secret laws; employee conflict of interest and third-party non-disclosure agreements and other methods to protect the trade secrets, proprietary know-how and other proprietary rights on which the Company's business depends. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. The Company has no pending patent applications to cover any aspects of its technology. The Company has received trademark registration in the United States, Canada and numerous other countries for its CyberGuard(R) firewall marks and its CyberGuard logo.

GOVERNMENT REGULATION

     The Company's security products are subject to export restrictions administered by the US Department of Commerce. Export controls on cryptographic products permit the export of the Company's encryption products outside the U.S. only with the required level of export license or through an export license exception. Although to date the Company has been able to secure all required U.S. export licenses and license exceptions, there can be no assurance that the Company will continue to be able to secure such licenses or exceptions in a timely manner in the future. The effect of these regulations is to create delays in the introduction of the Company's products in international markets, and, in some cases, to prohibit them altogether.

     There are currently few laws or regulations directly applicable to access to or commerce on the Internet. Additional laws and regulations covering issues such as privacy, pricing and characteristics and quality of products and services could be adopted with respect to the Internet. The adoption of additional laws or regulations may decrease the growth of the Internet, which could, in turn, decrease the demand for the Company's products and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, operating results or financial condition.

EMPLOYEES

     On June 30, 2001, the Company employed 102 employees through its Fort Lauderdale headquarters, and its field offices in the United States and abroad. The Company also utilizes the services of approximately three contract engineers on a temporary basis for software or documentation development. All employees and contract engineers are bound by agreements containing confidentiality and conflict of interest provisions.

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

ITEM 2. PROPERTIES

     The Company's principal administrative, sales and marketing, development, engineering, production and support facility is located in Fort Lauderdale, Florida, and consists of approximately 26,000 square feet of leased office space. The lease on the facility expires on June 30, 2004, although the Company has the right to sublease the premises. Additionally, the Company maintains a marketing and sales office located in the United Kingdom, which also functions as the administrative office for the Company's subsidiary, CyberGuard Europe Ltd.

     The Company leases its office locations in the United States and abroad. CyberGuard believes that its existing facilities are adequate for its current needs and additional space will be available at current market rates as required in the future.

ITEM 3. LEGAL PROCEEDINGS

     On August 24, 1998, the Company announced, among other things, that due to a review of its revenue recognition practices relating to distributors and resellers, it would restate prior financial results. After the August 24, 1998 announcement, twenty-five purported class action lawsuits were filed by alleged shareholders against the Company and certain former officers and directors. Pursuant to an order issued by the Court, these actions have been consolidated into one action, styled STEPHEN CHENEY, ET AL. V. CYBERGUARD CORPORATION, ET AL., Case No. 98-6879-CIV-Gold, in the United States District Court, Southern District of Florida. On August 23, 1999, the plaintiffs filed a Consolidated and Amended Class Action Complaint. This action seeks damages purportedly on behalf of all persons who purchased or otherwise acquired the Company's common stock during various periods from November 7, 1996 through August 24, 1998. The complaint alleges, among other things, that as a result of accounting irregularities relating to the Company's revenue recognition policies, the Company's previously issued financial statements were materially false and misleading and that the defendants knowingly or recklessly published these financial statements which caused the Company's common stock prices to rise artificially. The action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Subsequently, the defendants, including the Company, filed their respective motions to dismiss the Consolidated and Amended Class Action Complaint. On July 31, 2000, the Court issued a ruling denying the Company's and Robert L. Carberry's (the Company's CEO from June 1996 through August 1998) motions to dismiss. The court granted the motions to dismiss with prejudice for defendants William D. Murray (the Company's CFO from November 1997 through August 1998), Patrick O. Wheeler (the Company's CFO from April 1996 through October 1997), C. Shelton James (the Company's former Audit Committee Chairman), and KPMG Peat Marwick LLP ("KPMG"). On August 14, 2000, the plaintiffs filed a motion for reconsideration of that order. The Company filed an answer to the plaintiffs' Consolidated and Amended Class Action Complaint on August 24, 2000. On March 20, 2001, the Court ruled on the plaintiffs' motion for reconsideration that the previously dismissed defendants William D. Murray, Patrick O. Wheeler and C. Shelton James should not have been dismissed from the action and shall be defendants in this action under the control person liability claims under Section 20(a) of the Exchange Act, and that the plaintiffs may amend the Consolidated and Amended Class Action Complaint to bring claims against C. Shelton James under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On April 5, 2001, the plaintiffs filed their Second Consolidated and Amended Class Action Complaint to include amended claims against C. Shelton James. On May 10, 2001, the Company filed an answer and affirmative defenses to plaintiff's Second Consolidated and Amended Class Action Complaint. On April 20, 2001, the plaintiffs filed amended motion for class certification. Both parties are currently conducting class certification and limited merits discovery. The trial date is set to begin on June 2, 2003.

     The Company's obligation to indemnify its officers and directors under the aforementioned lawsuit is insured to the extent of the limits of the applicable insurance policies. The Company has notified its insurance carrier of the existence of the lawsuit, and the carrier has sent the Company a reservation of rights letter. The Company intends to vigorously defend this action, and believes that in the event that it is unsuccessful, insurance coverage will be available to defray a portion, or substantially all, of the expense of defending and settling the lawsuit or paying a judgment. However, the Company is unable to predict the ultimate outcome of the litigation. There can be no assurance that the Company will be successful in defending the lawsuit or if unsuccessful, insurance will be available to pay all or any portion of the expense of the lawsuit. If the Company is unsuccessful in defending the lawsuit and the insurance coverage is unavailable or insufficient, the resolution of the lawsuit could have a material adverse effect on the Company's consolidated financial position, results of operations, and cash flows. The Company's consolidated financial statements do not include any adjustments related to these matters.

     In August 1998, the Securities and Exchange Commission ("SEC") commenced an informal inquiry into certain accounting and financial reporting practices of the Company and its officers, directors and employees. On March 25, 1999, the SEC issued a formal order of investigation (which the Company learned of on September 27, 1999) into certain accounting and financial reporting practices of the Company and its officers, directors and employees. The SEC staff ("Staff") recently advised the Company that the Staff has made a preliminary determination to recommend bringing a civil enforcement action against the Company based on allegations that the Company violated the Exchange Act in connection with its financial statements during the period from the quarter ended June 30, 1996 through the quarter ended March 31, 1998. The Company is aware that the potential range of sanctions against the Company, should an enforcement proceeding be brought, could include injunctive relief against the Company prohibiting future violations of the Exchange Act. The Company is also aware that the Staff has advised several former executive officers of the Company of its intention to recommend the bringing of enforcement actions against them based on allegations that they violated the Exchange Act. The Company is aware that the potential range of sanctions against the former executive officers could include injunctive relief against future violations of the Exchange Act as well as civil monetary penalties and bars against their serving as officers and directors of a public Company. The Company is seeking to resolve the issues with the SEC.

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

     The Company is involved from time to time in other litigation on various matters relating to the conduct of its business. The Company believes that these other litigation matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2001.

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

         The Company is current in its reporting responsibilities pursuant to the Exchange Act. On February 14, 2000, the Company filed an application to list its securities on the Nasdaq SmallCap Market ("Nasdaq SmallCap"), which application was denied by the Nasdaq Staff on July 27, 2000 and further denied on appeal by the Nasdaq Listing Qualifications Panel on September 27, 2000. On October 10, 2000, the Company filed an appeal to the Nasdaq Listing and Hearing Review Council ("Council"). On February 9, 2001, the Company received a letter from the Council denying the Company's appeal to list its securities on Nasdaq SmallCap. At the present time, the Company is unable to predict whether the Company's securities will be available for public trading on the Nasdaq SmallCap.

         The Company is also eligible for trading on the OTC Bulletin Board; however, moving from being traded on the "pink sheets" to the OTC Bulletin Board requires that at least one NASD Broker/Dealer serve as a market maker for the Company's securities. Although the Company has been meeting with various potential market makers, there can be no assurance that any NASD Broker/Dealer will undertake to serve as market maker, in which case, the Company's securities will continue to be traded through the "pink sheets." Therefore, at the present time, the Company is unable to predict whether its securities will be available for public trading on the OTC Bulletin Board.

         There were approximately 3,919 holders of record of Common Stock as of June 30, 2001. The table below sets forth, for the quarters indicated, the high and low bid prices of the Company's Common Stock as reported by NASDAQ.

                                                       BID PRICES
                                             ----------------------------
                                             HIGH                     LOW
                                             ----                     ---
FISCAL YEAR 1999
Quarter Ended September 30, 1998            $  11               $    1.0625
Quarter Ended December 31, 1998                 3.375                1.0625
Quarter Ended March 31, 1999                    2.25                 1.25
Quarter Ended June 30, 1999                     1.375                 .625

FISCAL YEAR 2000
Quarter Ended September 30, 1999            $   1.75            $    1
Quarter Ended December 31, 1999                 6.25                 1.75
Quarter Ended March 31, 2000                   15.875                4.25
Quarter Ended June 30, 2000                    10.125                5.375

FISCAL YEAR 2001
Quarter Ended September 30, 2000            $   6.125           $    3.4062
Quarter Ended December 31, 2000                 4.25                  .9531
Quarter Ended March 31, 2001                    5.7969               1.5938
Quarter Ended June 30, 2001                     3.95                 1.80

         The Company has never paid dividends on its Common Stock. The Company intends to retain earnings, if any, to finance future operations and expansion and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Any future payment of dividends will depend upon the financial condition, capital requirements and earnings of the Company, as well as upon other factors that the Board of Directors may deem relevant. The Company issued on August 26, 1999, convertible debt securities in the approximate amount of $4,300. For more information regarding this sale of the Company's securities, see Item 7 of this report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth, for the fiscal years ended June 30, 2001, 2000, 1999, 1998, and 1997, selected historical consolidated financial data for the Company. The financial data for the fiscal years ended June 30, 2000 and 2001 has been derived from the audited consolidated financial statements of the Company as audited by Grant Thornton, LLP. The financial data for the fiscal years ended June 30, 1999, June 30, 1998 and June 30, 1997 have been derived from the audited consolidated financial statements of the Company as audited by PricewaterhouseCoopers, LLP.

--------------------------------------------------------------------------------------------------------------------
                                                                       Twelve Months Ended
                                                                        (Dollars in 000's)
--------------------------------------------------------------------------------------------------------------------
                                                    June 30,     June 30,      June 30,      June 30,      June 30,
                                                      2001         2000          1999          1998          1997
                                                    --------     --------      --------      --------      --------
Revenues                                             $24,406      $18,859       $13,873       $15,552       $14,224
Cost of Goods Sold                                     7,216        5,956         5,313         7,076         7,244
                                               ---------------------------------------------------------------------
Gross Profit                                          17,190       12,903         8,560         8,476         6,980
-----------------------------------------------

Research & Development                                 5,450        2,969         3,664         5,767         4,723
Selling, general & administrative                     14,680        9,752        14,724        18,869        15,133
                                               ---------------------------------------------------------------------

Operating income/(loss)                               (2,940)         182        (9,828)      (16,160)      (12,876)
Interest income/(expense), net                          (751)      (1,066)         (186)          399           646
Other income/(expense)                                   (90)         (92)           41            11          (200)
Loss on sale of securities available for sale              0            0             0          (128)       (5,012)
Gain/(loss) on sale of assets                           (106)           0         1,858        (2,386)            0
                                               ---------------------------------------------------------------------

Loss before cumulative change in accounting
principle                                            $(3,887)       $(976)      $(8,115)     $(18,264)     ($17,442)
Cumulative effect of change in accounting
principle                                               (129)           0             0             0             0
--------------------------------------------------------------------------------------------------------------------

Net Loss                                             $(4,016)       $(976)      $(8,115)     $(18,264)     ($17,442)
                                               =====================================================================

Basic & fully diluted loss per share                  $(0.30)      $(0.10)       $(0.90)       $(2.17)       $(2.46)
                                               =====================================================================
--------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         CyberGuard is a leading provider of Internet security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communications. Our award winning products and services include firewalls and virtual private networks or VPN for secure communications. Our core market includes Fortune 1000 companies, major financial institutions and government agencies worldwide.

         We generate sales through selling of our products and services directly and through a distribution network at a discount from our list price.

         We recognize revenues only when a contract or agreement has been executed, delivery of the product has occurred, the fee is fixed and determinable and we believe collection is probable. While we generally recognize product revenue on product shipment, we defer revenues on products sales for channel partners until the partners demonstrates consistency in payments and minimal product returns. Service revenue are recognized ratably on a monthly basis over the contract term.

         The following information should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statement. Except for historical information contained herein, the matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS

The following table provides financial data for the periods indicated as a percentage of total revenue.

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Twelve Months Ended
                                                                 -----------------------------
                                                                 June 30,   June 30,  June 30,
                                                                   2001       2000      1999
                                                                   ----       ----      ----
Revenues:
Products                                                              77%      79%      82%
Services                                                              23%      21%      18%
                                                                ----------------------------
  Total revenues                                                     100%     100%     100%

Cost of revenues:
Products                                                              20%      20%      26%
Services                                                               9%      12%      12%
                                                                ----------------------------
  Total cost of revenues                                              30%      32%      38%
                                                                ----------------------------
Gross profit                                                          70%      68%      62%
                                                                ----------------------------

Operating expenses:
Research and development                                              22%      16%      26%
Selling, general and administrative                                   60%      52%     106%
                                                                ----------------------------
  Total operating expenses                                            82%      67%     133%
                                                                ----------------------------
Operating income (loss)                                              -12%       1%     -71%
                                                                ----------------------------

Other income (expense)
Interest expense, net                                                 -3%      -6%      -1%
Gain (loss) on sale of assets                                          0%       0%      13%
Other income (expense)                                                 0%       0%       0%
                                                                ----------------------------
  Total other income (expense)                                        -4%      -6%      12%
                                                                ----------------------------
Loss before cumulative effect of change in accounting
principle                                                            -16%      -5%     -58%
                                                                ----------------------------

Cumulative effect of change in accounting principle                   -1%       0%       0%
                                                                ----------------------------
Net Loss                                                             -16%      -5%     -58%
                                                                ============================

FISCAL YEAR ENDED JUNE 30, 2001 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 2000

         NET REVENUES. Net Revenues for the year ended June 30, 2001 were $24,406 compared to $18,859 for the year ended June 30, 2000. This represents an increase of $5,547 or 29%. The increase in net revenues for 2001 is principally the result of increased sales of the Company's firewall appliance products and the associated maintenance revenue.

         International sales accounted for $12,326 or 51% of the total revenue in 2001 as compared to $6,993 or 37% of the total revenue in 2000. This represents an increase of $5,333 or 76%. North American sales accounted for $12,080 in 2001 as compared to $11,866 in 2000, a difference of $214 or 2%. The increase in international sales is mainly attributed to the acceptance of the Company's products in the European and Asian markets.

         CyberGuard provides its customer base with a service offering that includes the installation of its firewall customer support including product training and consulting. For the fiscal year ended June 30, 2001, the Company reported service revenue for its security products of $5,721, an increase of $1,850 or 48% compared to revenues of $3,871 for the year ended June 30, 2000. As a percentage of total security revenues, service revenues accounted for 23% in 2001 as compared to 21% in 2000. The increase in net revenues from services is attributable to a growing base of customers under maintenance agreements.

         GROSS PROFIT. CyberGuard's costs of sales includes license fees to third parties, media, packaging costs, equipment costs, and maintenance costs. The Company's overall gross profit increased by $4,287 or 33% from $12,903 for the year ended June 30, 2000 to $17,190 for the year ended June 30, 2001 as a direct result of the revenue growth.

         Gross profit for network security products was $13,756 or 74% in 2001 as compared to $11,280 or 75% in 2000. The gross margin for security product has remained relatively constant year over year.

         Gross profit for security-related services was $3,434 or 60% in 2001 compared to $1,623 or 42% in 2000, an increase of 18%. The increase in service-related gross profit margin is the result of a greater number of customers under firewall maintenance support contracts, while the costs of supporting those contracts has remained relatively constant on a per unit basis.

         OPERATING EXPENSES. For the year ended June 30, 2001, the Company reported total operating expenses of $20,130 compared to $12,721 for the year ended June 30, 2000. The increase of $7,409 is attributable to a $2,481 increase in research and development costs and a $4,928 increase in selling, general and administrative costs. The increased R&D expense is attributed to an increase in headcount and salary rates and a decrease in the amount of capitalized software development costs year over year of approximately $845. The increase in selling, general and administrative costs is the result of several factors, including a significant increase in marketing costs, an increase in compensation and related employee costs, and one-time charges related to severance and a product branding campaign.

         INTEREST EXPENSE. For the year ended June 30, 2001, the Company reported net interest expense of $751 compared to $1,066 for the year ended June 30, 2000. The decrease of $315 is attributable to the conversion of convertible debt and warrants during January 2001 and lower interest expense related to the reduced balance on the revolving line of credit facility during the year.

         CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. For the year ended June 30,2001, the Company reported a cumulative effect of a change in accounting principle of $129. This represents the implementation of EITF 00-27, "Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", which required the Company to use an effective conversion price to determine the convertible debt's beneficial conversion feature.

         NET LOSS. For the year ended June 30, 2001, the Company incurred a net loss of $3,887 compared to a net loss of $976 for the year ended June 30, 2000. The loss is a direct result of the increase operating expenses.

FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 1999

         NET REVENUES. Net Revenues for the year ended June 30, 2000 were $18,859 compared to $13,873 for the year ended June 30, 1999. This represents an increase of $4,986 or 36%. The increase in net revenues from network security products for 2000 is principally the result of increased sales of the newly released Premium Appliance Firewall Solution, KnightSTAR and the associated maintenance revenue.

         International sales accounted for $6,993 or 37% of the total revenue in 2000 as compared to $2,991 or 22% of the total revenue in 1999, an increase of $4,002 or 134%. North American sales rose slightly to $11,866 in 2000 compared to $10,882 in 1999, which represents an increase of $984 or 9%. The increase in international sales was mainly attributed to growth in the Asian market.

         CyberGuard provides its customer base with a service offering that includes the installation of its firewall and customer support including product training and consulting. For the fiscal year ended June 30, 2000, the Company reported service revenue for its security products of $3,871, an increase of $1,407 or 57% compared to revenues of $2,464 for the year ended June 30, 1999. As a percentage of total security revenues, service revenues accounted for 21% in 2000 as compared to 18% in 1999. The increase in net revenues from services is attributable to a growing base of customers under maintenance agreements and additional consulting and training service revenues.

         GROSS PROFIT. CyberGuard's costs of sales includes license fees to third parties, media, packaging costs, equipment costs, and support costs. The Company's overall gross profit increased by $4,343 or 51% from $8,560 for the year ended June 30, 1999 to $12,903 for the year ended June 30, 2000.

         Gross profit for network security products was $11,280 or 75% in 2000 as compared to $7,791 or 68% in 1999. The Company's gross profit margin has increased over the past two fiscal years. The Company believes this percentage will level off with the continued sales trend of the appliance product. The increase in gross profit for security product is directly related to the lower costs associated with third party royalties.

         Gross profit for security-related services was $1,623 or 42% in 2000 compared to $769 or 31% for 1999, an increase of $854. The increase in service-related gross profit margin is the result of a greater number of customers under firewall maintenance support contracts.

         OPERATING EXPENSES. For the year ended June 30, 2000, the Company reported total operating expenses of $12,721 compared to $18,388 for the year ended June 30, 1999. The decrease of $5,667 is attributable to a $695 decrease in research and development costs and a $4,972 decrease in selling, general and administrative costs. The decreased R&D expense is attributed the reduction in headcount and an increase in the amount of capitalized software development costs year over year of approximately $1,000. The decrease in selling, general and administrative costs is the result of several factors, including a significant decrease in marketing costs, a reduction in compensation and related employee costs, a reduction in professional accounting and legal fees and better overall cost control.

         INTEREST EXPENSE. For the year ended June 30, 2000, the Company reported net interest expense $1,066 compared to $186 for the year ended June 30, 1999. The increase of $880 is attributable to interest expense associated with the convertible debt and warrants.

         NET LOSS. For the year ended June 30, 2000, the Company incurred a net loss of $976 compared to a net loss of $8,115 for the year ended June 30, 1999. The net loss for the year ended June 30, 2000 included approximately $1,000 in interest expense, whereas, the net loss for fiscal year ended June 30, 1999 included a gain from the sale of the Galaxy search engine of $1,858.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has experienced net losses since its spin-off from Harris Corporation. The Company's historical uses of cash have been to fund net losses from operations, establish inventory stocking levels, and fund capital expenditures for property, equipment and software. For the fiscal year ended June 30, 1999, the Company incurred a loss of approximately $8,115 on revenues of approximately $13,873. For the fiscal year ended June 30, 2000, the Company incurred a net loss of approximately $976 on revenues of approximately $18,859. For the fiscal year ended June 30, 2001, the Company incurred a net loss of approximately $4,016 on revenues of approximately $24,406. Capital expenditures for the fiscal year ended June 30, 1999, June 30, 2000 and June 30, 2001, were approximately $185, $448 and $930, respectively.

         During fiscal years 1999 and 2000, the funding for the Company's cash requirements came principally from the Company's sale of Company common stock through a private debt offering. During December 1997, the Company entered into a $3,350 asset based revolving line of credit and a $650 Term Note Agreement with Coast Business Credit (collectively, the "Credit Facility"). The Credit Facility is collaterized by all the tangible assets and intellectual property of the Company. The Term Note is secured by a $650 cash compensating balance. At June 2001, the Company had borrowings of $113 under the revolving asset based line of credit. At June 30, 2001, the Company had cash and cash equivalents of $4,771.

         Subsequent to the end of the 1998 fiscal year, the Company has continued to experience net losses from operations. These net losses have been funded through the sales of assets and convertible debt financing agreements. The sales of assets have included the sale of the Company's Galaxy Internet search engine (sold during the first quarter of the Company's 1999 fiscal year for approximately $2,000 in cash), and the sale of substantially all the assets of the Company's Arca Systems, Inc. subsidiary, (sold during the second quarter of fiscal year 1999 for approximately $3,400 in cash). The Arca subsidiary was expected to provide approximately $1,700 in revenues on a quarterly basis for the Company. The Galaxy search engine revenues were not significant.

         On December 17, 1999, the Company executed an agreement to issue $1,125 of Convertible Debt ("Debt"). The Debt was interest bearing at a rate of prime plus 200 basis points and was payable quarterly. The Debt was convertible into 750,000 shares of common stock at a conversion price equal to $1.50 per share. The Debt was convertible, at the debt holders' option, after February 1, 2000. In addition, the Company issued the debt holders warrants to purchase 500,000 shares of the Company's common stock at $2.00 per share. The warrants were exercisable at any time before June 2001. The terms of the Debt and warrant agreement that permitted the conversion of the Debt and warrants to common stock at a discount to market, was considered a beneficial conversion feature. The beneficial conversion feature at the date of issuance of the Debt was recognized as interest expense over the shortest possible conversion period. The convertible debt was secured by a second lien on the Company's assets and properties and was subordinated to the Company's senior debt.

         On August 26, 2000, the Company increased the convertible debt to approximately $4,300 that included repaying the December 1998 issuance. This increased amount was principally with the same debt holders as the December 1998 transaction, with certain Company officers, directors and employees also participating. The debt matures on June 30, 2002. The interest rate is 11.5% per annum. Interest is payable quarterly, except that interest accruing from the date of issuance through July 1, 2000, which will be added to the principal amount of the note. The number of shares of common stock into which the debt may be converted is equal to the principal amount of the note, plus the accrued interest, divided by the conversion price of $1.00 per share. In addition, the warrants from the December 17, 1998 transaction were cancelled, and the Company issued approximately 4,300,000 warrants to purchase the Company's common stock at $2.00 per share. The warrants have a term of five years. The warrants were valued at $431 and this amount is being recognized as interest expense over the debt conversion period.

         As of September 30, 1999, the Company had recorded a beneficial conversion feature attributable to the convertible debt. This feature was being amortized over the term of the debt. Based upon a report issued by a national valuation firm, the Company subsequently determined that the amount so recognized was in error. Specifically, the fair value of the Company's common stock was below the conversion price and therefore, no such beneficial conversion feature existed as of the date of the transaction. The Company reversed the charge to interest expense of approximately $300 in the fourth quarter of fiscal year 2000. The effect on the prior quarterly results was immaterial.

         On January 24, 2001, approximately $5,700 of convertible debt and the interest accrued on that debt was converted into approximately 5.3 million shares of common stock at prices between $1.00 and $1.51 per share.

         During January 2001, warrants for the purchase of approximately 2.4 million shares of the Company's common stock were exercised at $2.00 per share for a total of approximately $4,800 in cash. Approximately 2.2 million warrants related to the convertible debt are still outstanding.

         On May 31, 2001, approximately $600 of convertible debt and the interest accrued on that debt was converted into approximately 0.6 million shares of common stock at $1.00 per share. On June 30, 2001, the balance on the debt was approximately $62.

         Working capital increased by $3,960 from $472 at June 30, 2000 to $4,432 at June 30, 2001. The Company spent approximately $930 on capital expenditures during fiscal year 2001, which included updating the existing telephone system, lab equipment for the Company's research and development efforts, demonstration units and an upgrade of outdated personal computers, laptops and servers. Based upon information currently available to the Company, including the Company's current level of sales, its margins on sales, its expected levels of expense, opportunities for selling additional network security products and the availability of additional equity and debt financing, the Company believes that it has an opportunity to execute on its business plans and achieve profitability. There can be no assurance, however, that the Company will be able to execute on its business plans, or that it will not be required to obtain additional financing or capital infusions. There can be no assurance that the Company will be able to secure additional financing or that such additional financing will be on terms and conditions acceptable to the Company. Any additional financing may involve dilution of the interests of the Company's then existing shareholders. The future liquidity of the Company will be affected by numerous factors, including sales volumes, gross margins, the levels of selling, general and administrative expenses, levels of required capital expenditures and access to external sources of financing.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to an annual assessment for impairment by applying a fair value based test. As the Company has no goodwill or other intangibles generated as a result of a business combination, the adoption of these Standards is not expected to have an impact on the Company's operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," is effective for fiscal years beginning after June 15, 2000. In June 2000, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities--an Amendment of FASB Statement No. 133," was issued to clarify certain provisions of SFAS 133. SFAS 133 will be effective for our fiscal year ended December 31, 2001. We believe the adoption of this statement will not have a significant impact on our financial position, results of operations or cash flows.

FORWARD-LOOKING INFORMATION:  CERTAIN CAUTIONARY STATEMENTS

         Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report that are not related to historical results are forward-looking statements. Actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events, which may not prove to be accurate. Subsequent written and oral forward-looking statements attributable to the Company or to persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth below and elsewhere in this report and in other reports filed by the Company with the Securities and Exchange Commission.

WE HAVE INCURRED SIGNIFICANT LOSSES IN THE PAST AND MAY NOT ACHIEVE OR SUSTAIN CONSISTENT PROFITABILITY, WHICH COULD RESULT IN THE DECLINE IN THE VALUE OF OUR COMMON STOCK.

     For the past 5 years and the fourth quarter of 2001 we incurred net losses and experienced negative cash flows in each quarter, except for the 4th fiscal quarter 2001. As of June 30, 2001 we have an accumulated deficit of approximately $81.5 million. Although our revenues have increased, we may not achieve or sustain profitability in future periods. Moreover, we currently expect to increase our operating expenses in connection with:

     o   Expanding into new geographical markets
     o   Expanding into new product markets
     o   Continuing to develop our technology
     o   Hiring additional personnel
     o   Upgrading our information and internal control systems

     If we are not able to achieve or sustain profitability in future quarters, the trading price of our common stock could decline.

OUR OPERATING RESULTS FLUCTUATE AND CAN FALL BELOW EXPECTATIONS OF ANALYSTS AND INVESTORS, RESULTING IN A DECLINE OF OUR STOCK PRICE.

     Our quarterly and yearly operating results have varied widely in the past and will probably continue to fluctuate. For this reason we believe that period-to-period comparisons of our operating results may not be meaningful. In addition, our limited operating history makes predicting our future performance difficult.

     Beginning in 2000 and continuing into 2001, we have seen a general economic downturn in the U.S. economy, which has affected the demand for our products and services. We do not know how long this economic turndown will last or how severe it will become. We also cannot predict the extended timing, if any, of the impact of the economic turndown in the United States, on the economy in other countries in geographic regions in which we conduct business. To the extent this turndown continues or spreads to other geographic regions, the Internet security industry and demand for our products and services are likely to be adversely affected and can result in a decline in our stock price.

     On September 11, 2001, presently unknown terrorist group(s) staged a preplanned attack against the World Trade Towers in New York City and the Pentagon in Arlington, Virginia. Due to the perceived seriousness of this attack and the threat of possible others, the various stock indicies in this country and around the world had the largest weekly percentage drop in history. The resulting economic and political climate due to the attacks is presently extremely volatile and may result in a decline of our stock price.

     We base our spending levels for Product Development, Sales & Marketing and other operating expenses largely on our expected future revenues. Because our expenses are largely fixed for a particular quarter or year we may be unable to adjust our spending in time to compensate for any unexpected quarterly or annual shortfall in revenues. A failure to adjust our spending in time also could cause operating results to fall below the expectations of our investors and result in declining stock price.

BECAUSE MANY POTENTIAL CUSTOMERS REMAIN UNAWARE OF THE NEED FOR INTERNET SECURITY OR MAY PERCEIVE IT AS COSTLY AND DIFFICULT TO IMPLEMENT, OUR PRODUCTS AND SERVICES MAY NOT ACHIEVE MARKET ACCEPTANCE.

     We believe that many potential customers are not fully aware of the need for Internet security products and services. Historically, only enterprises having substantial resources have developed or purchased Internet security solutions. Also, there's a perception that Internet security is costly and difficult to implement. We will therefore not succeed unless the market understands the need for Internet security and we can convince our potential customers of our ability to provide this security in a cost effective manner. Although we have spent and will continue to spend considerable resources educating potential customers about the need for Internet security and the benefits of our products and services our efforts may be unsuccessful.

SEASONALITY AND CONCENTRATION OF REVENUES AT THE END OF THE QUARTER COULD CAUSE OUR REVENUES TO FALL BELOW THE EXPECTATION OF ANALYSTS AND INVESTORS, RESULTING IN A DECLINE OF OUR STOCK PRICE.

     Growth rate of our domestic and international sales has been and may continue to be slower in the summer months, when businesses often defer purchasing decisions. Also, as a result of customer buying patterns and the efforts of our sales force to meet or exceed quarterly and year-end quotas, historically we have earned a substantial portion of a quarter's revenue during its last month and more recently in the latter half of the last month. If expected revenues at the end of any quarter are delayed, our revenues for that quarter could fall below the expectations of the analysts and investors resulting in a decline of our stock price.

IF THIRD PARTY CHANNEL PARTNERS FAIL TO PERFORM, OUR ABILITY TO SELL OUR PRODUCTS AND SERVICES WILL BE LIMITED.

     We expect to sell most of our products and services through our channel network partners and we expect our success to depend in large part on their performance. Some of our channel partners have the ability to sell products and services that are competitive with ours, to devote more resources to those competitive products and to cease selling our products and services all together. If our third party channel partners fail to perform, our ability to expand our business and increase sales will be limited.

IF WE ARE UNABLE TO COMPETE SUCCESSFULLY IN THE HIGHLY COMPETITIVE MARKET FOR INTERNET SECURITY PRODUCTS AND SERVICES OUR BUSINESS WILL FAIL.

     The market for Internet security products is intensely competitive and we expect competition to intensify in the future. An increase in competitive pressures in our market or failure to compete effectively may result in price reduction, reduced gross margin and loss of market share. Currently the primary competitors in our industry include CISCO Systems, Checkpoint Software Technologies Ltd., Nokia Corporation, Sonic Wall and WatchGuard Technologies, Inc. Other competitors offering security products include hardware and software vendors, such as Netscreen Technologies Inc., Lucent Technologies, Inc. and Network Associates Inc., operating systems vendors, such as Microsoft Corporation, Novell and Sun Microsystems Inc. and a number of smaller companies. Many of our competitors have longer operating histories, greater name recognition and larger customer bases and a significantly greater financial, technical, marketing and other resources than we do.

     In addition, our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources. As a result they may be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sales of their products and services, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily or develop and expand their product and services offerings more quickly. In addition, our competitors may bundle products competitive with ours along with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchase our products.

FAILURE TO ADDRESS STRAIN ON OUR RESOURCES CAUSED BY GROWTH WILL RESULT IN OUR INABILITY TO EFFECTIVELY MANAGE OUR BUSINESS.

     Our current systems, management and resources will be inadequate if we begin to grow at a significant rate. A rapid expansion of our business will place a significant strain on our administrative, operational and financial resources and will result in ever increasing responsibilities of our management personnel. We will be unable to effectively manage our business if we are unable to timely and successfully alleviate the strain on our business caused by rapid growth.

WE MAY BE UNABLE TO ADEQUATELY EXPAND OUR OPERATIONAL SYSTEMS TO ACCOMMODATE GROWTH, WHICH CAN HARM OUR ABILITY TO DELIVER OUR PRODUCTS AND SERVICES.

     Our operational systems have not been tested at customer volumes that may be required in the future. We may encounter performance difficulty when operating with a substantial greater number of customers. An inability to add additional operating systems and personnel to handle increased demands may cause unanticipated disruptions in our current process, slower response times and poor customer service, including problems filling customer orders.

RAPID CHANGES IN TECHNOLOGY AND INDUSTRY STANDARDS COULD RENDER OUR PRODUCTS AND SERVICES UNMARKETABLE OR OBSOLETE AND WE MAY BE UNABLE TO INTRODUCE NEW PRODUCTS AND SERVICES TIMELY AND SUCCESSFULLY.

     To succeed we must continually change and improve our products in response to rapid technological developments and changes in operating systems, Internet access and communications, application and network software, computer and communication hardware, programming tools, computer language technology and hacker techniques. We may be unable to successfully and timely develop these new products and services or achieve and maintain market acceptance. The development of new technology, advance products and services is a complex and uncertain process requiring innovation and the ability to anticipate technological and market trends. Because the Internet security technology is complex it can require long development and testing periods. Releasing new products and services premature may result in quality problems, and releasing them late may result in loss of customer confidence and market share. In the past we have on occasion experienced delays in the schedule introduction of new and enhanced products and services, and we may experience delays in the future. When we do introduce new or enhanced products and services, we may be unable to manage the transition from the older products and services to minimize disruptions to the customers ordering patterns, avoid excess inventory of older products and deliver enough products and services to meet customer demand.

WE MAY BE REQUIRED TO DEFEND LAWSUITS OR PAY DAMAGES IN CONNECTION WITH THE ALLEGED OR FACTUAL FAILURE OF OUR PRODUCTS AND SERVICES.

     Because our products provide Internet security and may protect valuable information, we may face claims for product liability, tort or breach of warranty relating to our products and services. Anyone that circumvents our products' security measures could misappropriate the confidential information or other property of end-users using our products and services or interrupt their operations. If that happens, affected end-users or channel partners may sue us. In addition, we face breaches caused by faulty installations and implementation of our products by end-users or channel partners. Although we attempt to reduce the risk of loss from claims through contractual or warranty disclaimers and liability limitation provisions, these provisions may be unenforceable. Some courts, for example, have found contractual limitations of liability in standard software licenses to be unenforceable because the licensee does not sign them. Defending a suit regardless of its merit could be costly and could divert management's attention. Although we currently maintain business liability insurance this coverage may be inadequate or be unavailable in the future on acceptable terms if at all.

A BREACH IN SECURITY COULD HARM PUBLIC PERCEPTION OF OUR PRODUCTS.

     We will not succeed unless the market place is confident that we provide effective Internet security protection. Even networks protected by our products may be vulnerable to electronic break-ins and computer viruses. If an actual or perceived breach of Internet security occurs in an end-user system, regardless of whether the breach is attributable to us, the market perception of the efficiency of our products and services could be harmed. This could cause us or our channel partners to lose current and potential customers or cause us to lose potential channel partners. Because the technology used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against the target we may be unable to anticipate these techniques.

IF WE ARE UNABLE TO PREVENT ATTACKS ON OUR INTERNAL NETWORK SECURITY SYSTEM BY COMPUTER HACKERS, PUBLIC PERCEPTION OF OUR PRODUCTS AND SERVICES WILL BE HARMED.

     Because we provide Internet security we are at a significant target of computer hackers. We have experienced attacks by computer hacks in the past and expect the attacks to continue. If attacks on our internal network systems are successful public perceptions of our products and services will be harmed.

WE MAY BE UNABLE TO DELIVER OUR PRODUCTS AND SERVICES IF WE CANNOT CONTINUE TO LICENSE THIRD PARTY TECHNOLOGY THAT IS IMPORTANT FOR THE FUNCTIONALITY OF OUR PRODUCTS.

     Our success will depend in part on our continued ability to license technology that is important for the functionality of our products. A significant interruption in the supply of third party technology could delay our development and sales until we can find, license and integrate equivalent technology. This could damage our brand and result in loss of current and potential customers. Although we believe we can find other sources for the technology we license, alternative technology may be unavailable on acceptable terms, if at all. We depend on our third party license to deliver reliable quality, high quality products, develop new products on a timely and cost effective basis and response to evolving technology and changes in the industry standards. We also depend on the continued compatibility of third party software with future versions of our product.

WE WILL BE UNABLE TO DELIVER OUT PRODUCTS AND SERVICES IF COMPONENT MANUFACTURES FAILS TO SUPPLY COMPONENT PARTS WITH ACCEPTABLE QUALITY, QUALITY AND COST.

     We obtain the component parts for hardware from a variety of manufacturers. While our component vendors have produced parts for us in acceptable quantities and with acceptable quality and cost in the past, they may be unable to do so in the future. Companies in the electronic industry regularly experience lower than required component allocations and this industry is subject to frequent component shortfalls. Although we believe we can find additional or replacement sources for our hardware components our operation could be disrupted if we have to add or switch to a replacement vendor or for our components supply is interrupted for an extended period. This could result in a loss of customers order and revenue.

WE MAY NEED ADDITIONAL CAPITAL AND OUR ABILITY TO SECURE ADDITIONAL FUNDING IS UNCERTAIN.

     Our future revenue may be insufficient to support the expense of our operations and the expansion of our business. We may therefore need additional equity or debt capital. We may seek additional funding through:

     o public or private equity financing, which could result in the significant dilution to stockholder;

     o   Public or private debt financing and capital lease transactions.

     o   Capital lease transactions.

     We believe that existing cash and equivalent balances will be sufficient to meet our capital requirements for at least the next twelve months. Our capital requirements will depend on several factors, however, including:

     o   The rate of market acceptance of products and services.

     o   Our ability to expand our customer base.

     o   The growth of our Sales & Marketing capabilities.

     o   The cost of any acquisitions we may complete.

     o   Financing may be unavailable to us when needed or on acceptable terms.

IF WE DO NOT RETAIN OUR KEY EMPLOYEES, OUR ABILITY TO EXECUTE OUR BUSINESS PLAN STRATEGY WILL BE IMPAIRED.

     Our future success will depend on the efforts and ability of our senior management and our key development, technical, operation, information systems, customer support, and sales and marketing personnel, and on our ability to retain them. These employees are not obligated to continue their employment with us and may leave us at any time.

     o If we do not extend our international operations and successfully overcome the risk inherent in international business activities, the growth of our business will be limited. Our ability to grow will depend in part to the expansion of our International sales and operations, which are expected to continue to account for a significant portion of our revenues. Sales to customers outside the United States accounted for approximately 22% of our revenues in 1999, 38% in 2000 and 51% in 2001. The failure of our channel partners to sell our products internationally will limit our ability to increase our revenues. In additional our international sales are subject to the risk inherent international business activity including:

     o   Cost of customizing products for foreign countries.

     o Export and import restrictions such as those affecting the encryption commodities and software.

     o   Difficulties in acquiring and authenticating customers' information.

     o Reduced protection of intellectual property rights and increased liability exposure.

     o   Regional economic and political conditions.

     Our international sales currently are U.S. dollar denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies has made and may continue to make our products less competitive in the International markets.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS, WHICH MAY LIMIT OUR ABILITY TO COMPETE EFFECTIVELY.

     Despite our efforts to protect our proprietary rights, unauthorized parties may misappropriate or infringe on our trade secrets, copyrights, trademarks, service marks and similar proprietary rights. We face additional risk when conducting business in countries, which have poorly developed or inadequately enforced intellectual property laws. While we are unable to determine the extent to which privacy of our software products exist we expect privacy to be a continuing concern, particularly in international markets and as a result of the growing use of the Internet.

INTELLECTUAL PROPERTY CLAIMS AND LITIGATIONS COULD SUBJECT US TO SIGNIFICANT LIABILITIES FOR DAMAGES AND INVALIDATION OF OUR PROPRIETARY RIGHTS.

     In the future we may have to resort to litigation to protect our intellectual property rights, to protect our trade secrets or to develop the validity and scope of our proprietary rights of others. Any litigation, regardless of its success, would be costly and require significant time and attention of our key management and technical personnel. The litigation could also force us to:

     o Stop or delay selling, incorporating or using products that incorporate the challenged intellectual property.

     o   Pay damages.

     o Enter into licensing or royalty agreements, which may be unavailable under acceptable terms.

     o   Redesign products and services that incorporate infringing technology.

     Although we have not been sued for intellectual property infringement, we may face infringement claims from third parties in the future. The software industry has seen frequent litigation over intellectual property rights, and we expect that participants in the Internet security industry will be increasingly subject to infringement claims as the number of products, services, and competitors grow and functionality of the products and services overlap. We cannot assure you that the steps taken by us will be adequate to deter misappropriation of our proprietary rights or that third parties will not independently develop substantially similar products, services and technology. Furthermore, there can be no assurance that our products will not infringe upon the intellectual property rights of third parties. We may not be able to avoid infringement of third party intellectual property rights and may have to obtain a license, defend an infringement action, or challenge the validity of the intellectual property rights in court. Failure to obtain or maintain our intellectual property rights in our products, for any reason, would have a material adverse effect on us.

UNDETECTED PRODUCT ERRORS OR DEFECTS COULD RESULT IN LOSS OF REVENUES, MARKET ACCEPTANCE AND CLAIMS AGAINST US.

     Our products and services may contain undetected error or defects, especially when first released. Despite extensive testing, some errors are discovered only after a product has been installed and used by customers. Any errors discovered after commercial release could result in loss of revenue or claims against us or our channel partners.

GOVERNMENTAL CONTROLS OVER THE EXPORT OR IMPORT OF ENCRYPTION TECHNOLOGY COULD CAUSE US TO LOSE SALES.

     Any additional governmental regulations of imports or exports, or failure to obtain required approval for our encryption technologies could adversely affect our international and domestic sales. The United States and various other countries have imposed controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. In addition, from time to time governmental agencies have proposed additional regulation over encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Additional regulation of encryption technology could delay or prevent the acceptance and use of encryption products in public networks for secure communications. This in turn could result in decreased demand for our products and services. In addition, some foreign competitors are subject to less stringent controls on exporting their encryption technologies. As a result, they may be able to compete more effectively than we can in the U.S. and international security markets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         INTEREST RATE RISK. We do not hold derivative financial instruments or derivative equities securities. Financial investments, which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and trade receivables. The Company holds any excess cash in short-term investments consisting of commercial paper. Concentration of credit risk with respect to receivables are limited due to the Company's customer base.

         FOREIGN CURRENCY RISK. The majority of our sales and the majority of our expenses are currently denominated in US dollars. As a result, we have not experienced significant foreign exchange gains and losses. While we conducted some transactions in foreign currency during 2001 and expect to do so in the future, we do not anticipate the foreign currency gains or losses will be material to CyberGuard. Although we have not engaged in foreign currency hedging to date, we may do so in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following items are attached and incorporated into this Item 8.

Report of Independent Certified Public Accountants                     F-1

Report of Independent Accountants                                      F-2

Consolidated Balance Sheets as of June 30, 2001 and June 30, 2000      F-3

Consolidated Statements of Operations for years ended June 30, 2001,
     June 30, 2000, and June 30, 1999                                  F-4

Consolidated Statements of Cash Flows for years ended June 30, 2001,
     June 30, 2000, and June 30, 1999                                  F-5

Consolidated Statements of Changes in Shareholders' Equity (Deficit)
     and Comprehensive Income for years ended June 30, 2001,
     June 30, 2000, and June 30, 1999                                  F-6

Notes to Consolidated Financial Statements                             F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders of
CyberGuard Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of CyberGuard Corporation and Subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CyberGuard Corporation and Subsidiaries as of June 30, 2001 and 2000, and the consolidated results of its operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP

Ft. Lauderdale, Florida
August 16, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders of
CyberGuard Corporation and Subsidiaries

In our opinion, the accompanying consolidated statement of operations, cash flows and changes in shareholders' equity (deficit) and comprehensive income, present fairly, in all material respects, the results of operations and cash flows of CyberGuard Corporation and its Subsidiaries for the year ended June 30, 1999, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit in accordance with generally accepted auditing standards, which requires that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Atlanta, Georgia
August 27, 1999

                    CYBERGUARD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                       June 30,         June 30,
                                                                         2001             2000
                                                                       --------         --------
ASSETS
Cash and cash equivalents                                              $  4,771         $  2,497
Restricted cash                                                             780              800
Accounts receivable, less allowance for  uncollectible accounts
  of $36 at Jun. 30, 2001 and $52 at Jun. 30, 2000                        4,147            3,614
Inventories, net                                                            294              159
Other current assets                                                      1,065            1,255
                                                                       --------         --------
  Total current assets                                                   11,057            8,325

Property and equipment at cost, less accumulated
  depreciation of $1,710 at Jun. 30, 2001 and
  $1,181 at Jun. 30, 2000                                                 1,211            1,086
Capitalized software, net                                                   741            1,142
Non-compete agreements, net                                                  --              280
Other assets                                                                 90              163
                                                                       --------         --------
        Total assets                                                   $ 13,099         $ 10,996
                                                                       ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Line of credit & notes payable                                              919            1,575
Accounts payable                                                            967            1,424
Convertible debenture, net                                                   62               --
Deferred revenue                                                          2,308            2,912
Accrued expenses and other liabilities                                    2,369            1,942
                                                                       --------         --------
  Total current liabilities                                               6,625            7,853
Term Note Payable                                                            --              650
Convertible debenture, net                                                   --            4,445
                                                                       --------         --------
  Total liabilities                                                    $  6,625         $ 12,948
                                                                       --------         --------

Commitments and Contingencies                                                --               --

Shareholders' equity (deficit)
Common stock par value $0.01; authorized 50,000 shares;
   issued and outstanding 18,429 at Jun. 30, 2001
   and 9,799 at Jun. 30, 2000                                               184               98
Additional paid-in capital                                               87,557           75,290
Accumulated deficit                                                     (81,467)         (77,451)
Accumulated other comprehensive income                                      200              111
                                                                       --------         --------
  Total shareholders' equity (deficit)                                    6,474           (1,952)
                                                                       --------         --------

                                                                       --------         --------
        Total liabilities and shareholders' equity (deficit)           $ 13,099         $ 10,996
                                                                       ========         ========


           See accompanying notes to consolidated financial statements

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)

                                                                                  Twelve Months Ended
                                                                       June 30,         June 30,         June 30,
                                                                         2001             2000             1999
                                                                         ----             ----             ----
Revenues:
Products                                                               $ 18,685         $ 14,988         $ 11,409
Services                                                                  5,721            3,871            2,464
                                                                       --------         --------         --------
  Total revenues                                                         24,406           18,859           13,873

Cost of revenues:
Products                                                                  4,929            3,708            3,618
Services                                                                  2,287            2,248            1,695
                                                                       --------         --------         --------
  Total cost of revenues                                                  7,216            5,956            5,313

                                                                       --------         --------         --------
Gross profit                                                             17,190           12,903            8,560
                                                                       --------         --------         --------


Operating expenses:
Research and development                                                  5,450            2,969            3,664
Selling, general and administrative                                      14,680            9,752           14,724
                                                                       --------         --------         --------
  Total operating expenses                                               20,130           12,721           18,388

                                                                       --------         --------         --------
Operating income (loss)                                                  (2,940)             182           (9,828)
                                                                       --------         --------         --------

Other income (expense)
Interest expense, net                                                      (751)          (1,066)            (186)
Gain (loss) on sale of assets                                              (106)              --            1,858
Other income (expense)                                                      (90)             (92)              41
                                                                       --------         --------         --------
  Total other income (expense)                                             (947)          (1,158)           1,713

                                                                       --------         --------         --------
Loss before cumulative effect of change in accounting principle          (3,887)            (976)          (8,115)
                                                                       --------         --------         --------

Cumulative effect of change in accounting principle                    $   (129)        $     --         $     --

                                                                       --------         --------         --------
Net Loss                                                               $ (4,016)        $   (976)        $ (8,115)
                                                                       ========         ========         ========

Basic & fully diluted loss per common share:
Before cumulative effect of change in accounting principle             $  (0.29)        $  (0.10)        $  (0.90)
Cumulative effect of change in accounting principle                    $  (0.01)        $     --         $     --
Basic & fully diluted loss per common share                            $  (0.30)        $  (0.10)        $  (0.90)
                                                                       ========         ========         ========

Weighted average number of common shares outstanding                     13,188            9,318            8,967
                                                                       ========         ========         ========

           See accompanying notes to consolidated financial statements

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Amounts in thousands)

                                                                              Twelve Months Ended
                                                                     June 30,        June 30,       June 30,
                                                                       2001            2000           1999
                                                                       ----            ----           ----
Cash flows from operating activities
Net  loss                                                           $ (4,016)       $   (976)       $ (8,115)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation                                                             670             494             789
Amortization                                                           1,101             531             525
Loss on disposal of fixed assets                                         134              21               3
Interest expense related to convertible debt                             534             803              --
Compensation and benefits                                                 --              --             242
Provision for uncollectible accounts receivable                          (15)           (355)            326
Provision for inventory reserve                                           (5)             35              38
Compensation expense related to modification of stock options            195              --              --
Cumulative effect of change in accounting principle                      129              --              --
Translation adjustment                                                    89              89              --
Gain on sale of business assets                                           --              --          (1,858)

Changes in assets and liabilities:
Restricted cash                                                           20             108            (258)
Accounts receivable                                                     (517)         (1,239)            896
Other current assets                                                     130            (776)
Inventories                                                             (130)             17             667
Accounts payable                                                        (457)         (1,342)            383
Accrued expenses and other liabilities                                   428            (988)            591
Deferred revenue                                                        (604)            867             630
Other, net                                                                74             (29)            (31)
                                                                    --------        --------        --------
  Net cash provided by (used in) operating activities                 (2,240)         (2,740)         (5,172)
                                                                    --------        --------        --------


Cash flows provided by (used in) investing activities
Capitalized software costs                                              (360)         (1,205)           (230)
Purchases of property & equipment                                       (930)           (448)           (185)
Proceeds from sale of Arca Systems                                        --              --           3,261
                                                                    --------        --------        --------
  Net cash provided by (used in) investing activities                 (1,290)         (1,652)          2,846
                                                                    --------        --------        --------

Cash flows provided by (used in) financing activities:

Proceeds from sale of business assets                                     --              --           2,225
Issuance of convertible debt                                           1,000           4,313           1,125
Retirement of convertible debt                                            --          (1,125)             --
Proceeds from exercise of warrants                                     4,804              --              --
Borrowings under notes payable                                           310             741              --
Repayment of notes payable                                              (413)           (761)
Net repayment under revolving line of credit                          (1,203)            (89)           (194)
Proceeds from stock options exercised                                    532             888              --
Proceeds from private placement of common stock                          500              --              --
Proceeds from sale of common stock                                       274             301              19
                                                                    --------        --------        --------
  Net cash provided by financing activities                            5,804           4,267           3,175
                                                                    --------        --------        --------

Net increase (decrease) in cash                                        2,274            (125)            849
Cash and cash equivalents at beginning of period                       2,497           2,622           1,773
                                                                    --------        --------        --------
Cash and cash equivalents at end of period                          $  4,771        $  2,497        $  2,622
                                                                    ========        ========        ========
Supplemental disclosure of cash flow information
Cash paid for interest                                                   511             608             274
                                                                    ========        ========        ========
Cash paid for income taxes                                                --              --              --
                                                                    ========        ========        ========

Supplemental disclosure of non-cash information

During fiscal year 2001, the expiration dates of approximately 141 options to purchase shares of the Company's common stock were extended, which required the Company to record $141 in compensation expense. In addition, approximately 310 options to purchase shares of the Company's common stock were issued at a below market price, which required the Company to record approximately $54 in compensation expense.

During fiscal year 2001, the Company recorded $129 as a cumulative effect of a change in accounting principle associated with the recognition of the effective conversion price related to the convertible debt issued in August 1999.

During fiscal year 2001, approximately $5,892 in convertible debt and interest on the debt was converted into approximately 5,492 shares of the Company's common stock.

During fiscal year 2001, the Company issued a $1,000 convertible debenture and issued 334 warrants valued at $40.

During fiscal year 2000, the Company issued a $4,300 convertible debenture and issued 4,300 warrants valued at $431.

          See accompanying notes to consolidated financial statements

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                            AND COMPREHENSIVE INCOME
                    (Amounts in thousands, except share data)

                                                                                                            Accumulated
                                                                                                               Other
                                             Common Stock    Common Stock   Additional Paid   Accumulated  Comprehensive
                                                 Shares        Par Value      in Capital        Deficit        Income       Total
                                            --------------------------------------------------------------------------------------
Balance June 30, 1998                           8,902,699           $ 89      $ 72,999     $ (68,360)        $ (140)      $ 4,588

Net loss                                                                                      (8,115)                      (8,115)
Translation adjustment                                                                                          162           162
Issuance of common stock                          162,057              2           258                                        260
Beneficial conversion feature on
  convertible debentures                                                           420                                        420
                                            --------------------------------------------------------------------------------------
Balance June 30, 1999                           9,064,756           $ 91      $ 73,677     $ (76,475)          $ 22      $ (2,685)

Net loss                                                                                        (976)                        (976)
Translation adjustment                                                                                           89            89
Issuance of common stock                          734,565              7         1,182                                      1,189
Discount on warrants                                                               431                                        431
                                            --------------------------------------------------------------------------------------
Balance June 30, 2000                           9,799,321           $ 98      $ 75,290     $ (77,451)         $ 111      $ (1,952)

Net loss                                                                                      (4,016)                      (4,016)
Translation adjustment                                                                                           89            89
Issuance of warrants related to
  debt conversion                                                                   73                                         73
Modification of stock options                                                      195                                        195
Cumulative change in accounting
  principle                                                                        129                                        129
Issuance of common stock related
  to debt conversion                            5,506,905             55         5,791                                      5,846
Issuance of common stock related
  to exercise of warrants                       2,402,000             24         4,780                                      4,804
Issuance of common stock related
  to the exercise of options                      385,938              4           528                                        532
Issuance of common stock                          334,408              3           771                                        774
                                            --------------------------------------------------------------------------------------
Balance June 30, 2001                          18,428,572          $ 184      $ 87,557     $ (81,467)         $ 200       $ 6,474

           See accompanying notes to consolidated financial statements

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in thousands, except per share data)

(1) DESCRIPTION OF BUSINESS

     CyberGuard Corporation ("CyberGuard" or the "Company") is a leading provider of network security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communication (customers include Fortune 1000 companies, major financial institutions, and government agencies worldwide). The Company's CyberGuard(R) Firewall provides a level of security, features and availability that the Company believes is not matched in the industry. Through a combination of proprietary and third-party technology (such as Virtual Private Network ["VPN"], authentication, virus scanning, encryption, advanced reporting, high availability and centralized management), the Company provides a full suite of products and services that are designed to protect the integrity of electronic data and customer applications from unauthorized individuals and digital thieves.

     CyberGuard sells high performance firewall appliance solutions, in over thirty-nine countries, directly to end-users and through a worldwide network of resellers.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF CONSOLIDATION. The consolidated financial statements of CyberGuard Corporation and its subsidiaries (CyberGuard Europe Ltd. and CYBG Consultants, Inc. (the "Company")) include the accounts of the Company and its subsidiaries over which it maintains control. All significant inter-company balances and transactions have been eliminated.

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reported periods. Significant estimates include those made for software development costs, reserve for inventories, the allowance for un-collectible accounts, and contingencies. Actual results could differ from those estimates.

     CASH EQUIVALENTS AND RESTRICTED CASH--The Company considers all investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Restricted cash is unavailable to the Company until certain contractual terms and conditions are met.

     Restricted cash as of June 30, consists of the following:


                                                                                       2001             2000
                                                                                       ----             ----
 Cash held on behalf of employees for purchase of company  stock                         103              125
 Cash held on behalf of employees for flexible reimbursement plan                          2               --
 Certificate of deposit as collateral on a lease                                          25               25
 Escrow on line of credit facility                                                       650              650
                                                                                      ------          -------
                                                                                         780              800
                                                                                      ======          =======

     INVENTORIES--Inventories consist primarily of purchase component parts and are carried at the lower of cost, determined by the First-In-First-Out ("FIFO") method, or market.

     PROPERTY AND EQUIPMENT--Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by the straight-line method using the estimated useful lives of the assets, which range from 2 to 5 years. Maintenance and repairs are charged to expense as incurred. Upon sale,

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in thousands, except per share data)

retirement or other disposition of these assets, the cost and the related accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is included in the consolidated statement of operations.

     IMPAIRMENT OF LONG LIVED ASSETS--The Company evaluates the recoverability of all its long-lived assets, including intangibles. If the sum of the undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

     SOFTWARE DEVELOPMENT COSTS--The Company capitalizes costs related to the development of certain software products in accordance with Statement of Financial Accounting Standards No. 86, "Accounting For the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS No. 86") which requires capitalization to begin when technological feasibility has been established and ends when the product is available for general release to customers. Software development costs incurred prior to technological feasibility, defined by completion of a working model, are considered research and development costs and are expensed as incurred. Capitalized costs are amortized on a straight-line method over two years.

     During fiscal year 2001, the Company capitalized software development costs of $360 and associated amortization of $761. During 2000, the Company capitalized software development costs of $1,205 and associated amortization of $247. During 1999, the Company capitalized software development costs of $230 and associated amortization of $45.

      REVENUE RECOGNITION--Revenues from software license sales are recognized when all of the following conditions are met: a non-cancelable license agreement has been signed; the product has been delivered; there are no material uncertainties regarding customer acceptance; collection of the receivable is probable; and no other significant vendor obligations exist. When factors indicate that the sales price in a reseller or distributor arrangement is not fixed or that a reasonable basis for estimating the degree of collectability of the receivable does not exist, revenue is recognized as cash is received. During the fourth quarter of fiscal year 2001, the revenue recognition policy for three resellers in Europe was changed from cash basis to accrual, based on a reasonable assurance of collectibility from evaluating their payment histories. The impact was to increase revenue by approximately $500 in the fourth quarter of fiscal year 2001. Revenue on post contract customer support is deferred and amortized by the straight-line method over the term of the contracts. The Company also provides professional support services, which are available under Service Agreements and charged for separately. These services are generally provided under time and materials contracts and revenue is recognized as the service is provided.

     In December 1999, Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") was issued. SAB 101 summarizes the Securities and Exchange Commission staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The implementation of SAB 101 shall be no later than the fourth quarter of fiscal years beginning after December 15, 1999. The adoption of SAB 101 did not have a material impact on the Company's revenue recognition.

     DEFERRED REVENUE--Deferred revenue represents amounts billed or payments received in advance of maintenance services to be rendered over a certain period of time, and are recognized ratably over the service term. At June 30, 2001 and 2000 deferred revenue was $2,309 and $2,912 respectively.

     RECLASSIFICATIONS--Certain prior period amounts have been reclassified to conform to the current year presentation.

     ADVERTISING EXPENSE--The Company expenses advertising and promotional costs as incurred. Advertising expense for the years ended June 30, 2001, 2000 and 1999 was $1,475, $569 and $812, respectively

     INCOME TAXES--The provision for income taxes and corresponding balance sheet accounts are determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax liabilities and assets are determined based on

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in thousands, except per share data)

the temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount, which more likely than not, is expected to be realized.

     FOREIGN CURRENCY TRANSLATION--The Company's foreign operations utilize the local foreign currency as the functional currency. The results of operations and cash flows for the foreign operations are translated at an average exchange rate for the period, and the assets and liabilities of the foreign operations are translated at the exchange rate at the end of the period. Translation adjustments are included in stockholders' equity (deficit) as accumulated other comprehensive income (loss), a separate component of stockholders' equity (deficit).

     NET LOSS PER SHARE--Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities, stock options, warrants or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Potential common stock in the form of options or warrants which do not have an effect on diluted net loss per share calculations due to its anti-dilutive efforts are excluded.

(3) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:


                                                         June 30,    June 30,
                                                           2001        2000
                                                      ------------ ------------

Property and equipment                                  $2,514       $1,904
Purchased software for internal use                        374          342
Leasehold improvement                                       34           21
                                                      ------------ ------------
         Subtotal                                        2,922        2,170
                                                      ------------ ------------
Less: accumulated depreciation                          (1,710)      (1,181)
                                                      ------------ ------------
Property and equipment, net                             $1,211       $1,086
                                                      ============ ============

(4) NON-COMPETE AGREEMENTS

     In connection with the sale of its Real-time Business, the Company entered into non-compete agreements for a period of five years with two former officers of the Company. In consideration for these non-compete agreements, these officers received 92 shares of the Company's common stock. These shares were valued at market price as of the date of the agreement, June 28, 1996. These amounts are being amortized over the life of the agreement. The amortization expense was $280, for each of the years ended June 30, 2001, 2000, and 1999, respectively, and was fully amortized at June 30, 2001.

(5) ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consists of the following:

                                                                    June 30,                          June 30,
                                                                      2001                              2000
                                                               -------------------             -----------------------
Salaries, wages and other compensation                                     $ 1,570                             $ 1,271
Other payables                                                                 799                                 671
                                                               -------------------             -----------------------
                                                                            $2,369                             $ 1,942
                                                               ===================             =======================

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in thousands, except per share data)

(6) LINE OF CREDIT AND NOTES PAYABLE

     On December 30, 1997, the Company entered into an asset-based revolving line of credit of approximately $3,350 and a $650 Term Note Agreement with a financing company. Interest is charged at the prime rate plus 2.0%. At June 30, 2001 and 2000, the interest rate on the revolving line of credit was 9% and 11.5%, respectively. The credit facility is collateralized by all of the tangible assets and intellectual property of the Company. Availability under the revolving credit facility is limited to 80% of eligible accounts receivable and 30% of qualified inventory up to a maximum availability of $300 on eligible inventory. The amount of availability on the revolving line of credit at June 30, 2001 and 2000 was $988 and $41, respectively. The original term note was for a period of three years and payable in thirty-nine monthly installments. In December 1999, the Company re-negotiated the terms of the credit facility, which extended the term of the note until December 30, 2001. The Company has presented the $650 cash compensating balance equal to the amount of the term loan as restricted cash, which will be applied against the note at maturity. As of June 30, 2001, there was approximately $113 outstanding under the revolving line of credit agreement, all of which is classified as a current liability. The Company estimates that the fair value of the line of credit and note payable approximates the carrying value based upon its effective current borrowing rate.

     The Company has entered into two insurance premium financing agreements. At June 30, 2001 the total amount outstanding was $156 and the interest rate on both agreements was 8.11%. At June 30, 2000, the amounts outstanding were $122 and $137 and the interest rates on the agreements were 8.01% and 8.14%, respectively.

(7) CONVERTIBLE DEBENTURE

     On December 17, 1998, the Company executed an agreement to issue $1,125 of Convertible Debt ("Debt") with an investment company. The Debt was interest bearing at a rate of prime plus 2% and was payable quarterly. The Debt was convertible into 750 thousand shares of common stock at a conversion price equal to $1.50 per share. The Debt was convertible, at the debt holders' option, after February 1, 2000. In addition, the Company issued the debt holders warrants to purchase 500 thousand shares of the Company's common stock at $2.00 per share. The warrants were exercisable at any time before June 2001. The terms of the Debt and warrant agreement that permitted the conversion of the Debt and warrants to common stock at a discount to market, was considered a beneficial conversion feature. The beneficial conversion feature at the date of issuance of the Debt was recognized as interest expense over the shortest possible conversion period. The convertible debt was secured by a second lien on the Company's assets and properties and was subordinated to the Company's senior debt.

     On August 26, 1999, the Company increased the convertible debt to approximately $4,300 including repaying the December 1998 issuance. This increased amount is principally with the same debt holders as the December 1998 transaction, with certain company officers, directors and employees also participating. The debt matures on June 30, 2002. The interest rate is 11.5% per annum. Interest is payable quarterly, except that interest accruing from the date of issuance through July 1, 2000, which was added to the principal amount of the note. The number of shares of common stock into which the debt may be converted is equal to the principal amount of the note, plus the accrued interest, divided by the conversion price of $1.00 per share. In addition, the warrants from the December 17, 1998 transaction were cancelled, and the Company issued approximately 4.3 million warrants to purchase the Company's common stock at $2.00 per share and have a term of five years. The warrants were valued at $431 and this amount is being recognized as interest expense over the debt conversion period.

     As of September 30, 1999, the Company had recorded a beneficial conversion feature attributable to the convertible debt of $1,078. This feature was being amortized over the term of the debt. A report subsequently issued by a national valuation firm indicated the fair value of the Company's common stock was below the conversion price at the date of the transaction and therefore, no such beneficial conversion feature existed. The Company reversed the charge of $317 in the fourth quarter of fiscal year 2000 that had been charged as interest expense. The effect on the prior quarterly results was immaterial.

     On December 29, 2000, the Company completed an additional $1 million financing transaction as an add-on to the August 1999 financing agreement. The additional note is convertible into the Company's common stock at $1.51 per

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in thousands, except per share data)

share and carries a warrant to purchase an additional 333,877 shares of the Company's common stock at $2.51 per share. The additional convertible note bears interest at 11.5% per annum with no principal payments due until June 30, 2002.

     At the November 2000 meeting, The Emerging Issues Task Force ("EITF") reached a consensus opinion on Issue 00-27 regarding the "Application of EITF Issue 98-5, "Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to Certain Convertible Instruments". The consensus opinion required the Company to use an effective conversion price to determine a convertible instrument's beneficial conversion feature. The change was effective retroactively to transactions for which a commitment date occurred prior to November 16, 2000. As a result, in December 2000, the Company recognized approximately $129 as a cumulative effect of a change in accounting principle associated with the convertible debt issued in August 1999. During December 2000, the Company also recognized $33 in interest expense associated with the convertible debt issued in December 2000.

     On January 24, 2001, approximately $5,700 of convertible debt and the interest accrued on that debt was converted into approximately 5,300 shares of common stock at prices between $1.00 and $1.51 per share, by the investment company, current directors and certain former officers. Approximately $130 of the value of the warrants associated with this debt conversion was amortized into interest expense.

     During January 2001, warrants for the purchase of approximately 2.4 million shares of the Company's common stock were exercised at $2.00 per share for a total of approximately $4,800 in cash. The value of the warrants decreased by $127 as a result of this exercise. As of June 30, 2001 approximately 2.2 million warrants were still outstanding.

     On May 31, 2001, approximately $192 of convertible debt and the interest accrued on that debt was converted into approximately 192 thousand shares of common stock $1.00 per share. Approximately $7 of the value of the warrants associated with this debt conversion was amortized into interest expense.

     On June 30, 2001 and 2000, the balance on the convertible debt was approximately $62 and $4,445, respectively. The number of warrants outstanding on the convertible debt as of June 30, 2001 and 2000, was 2,222 and 4,313, respectively. The balance of the value of the warrants as of June 30, 2001 and 2000 was $2 and $304, respectively. During 2001 and 2000, $209 and $127 of the value of the warrants was amortized into interest expense.

(8) INCOME TAXES

     The significant components of the Company's net deferred income tax assets (liabilities) are as follows:

                                                                      June 30,              June 30,              June 30,
                                                                        2001                  2000                  1999
                                                                   --------------        --------------        --------------
     DEFERRED TAX ASSETS AND LIABILITIES
     Accrued expenses                                                       $ 339                 $ 243                 $ 384
     Depreciation and amortization                                            313                  (290)                 (347)
     Net operating loss carryforwards                                      23.889                22,843                22,683
     Capital loss carryforwards                                             2,024                 2,024                 2,023
     Other deferred tax assets                                                517                   522                   732
     Valuation allowance                                                  (27,082)              (25,342)              (25,475)
                                                                   --------------        --------------        --------------
     Net deferred income tax liability                                         --                    --                    --
                                                                   ==============        ==============        ==============

     A reconciliation of the effective income tax rate and the statutory United States income tax rate follows:

                                                                           Year ended              Year ended
                                                                          June 30, 2001           June 30, 2000
                                                                       --------------------    --------------------
        Statutory U.S. income tax rate                                                34.0%                  34.0%
        State taxes                                                                    3.0%                   3.0%
        Other                                                                          0.0%                 (10.5%)
        Interest on convertible debt                                                   4.4%                 (60.4%)
        Valuation Allowance                                                           32.6%                  33.9%
                                                                       --------------------    --------------------
        Effective income tax rate                                                      0.0%                   0.0%
                                                                       ====================    ====================

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in thousands, except per share data)

     As of June 30, 2001, the Company had U.S. net operating loss carryforwards for federal income tax purposes of approximately $64,565. The Company's net operating loss carryforwards begin to expire in 2010. Under the Tax Reform Act of 1986, the amounts of, and the benefits from, net operating loss carryforwards may be impaired or limited due to a change of ownership control as defined by the Internal Revenue Code. In addition, the Company has an U.S. net capital loss carryforwards of approximately $5,469. The Company may utilize the capital loss carryforwards only to the extent it generates future capital gains. As of June 30, 2001 and 2000, a valuation allowance has been established against the net deferred tax asset since the Company believes it is more likely than not that the tax asset will not be realized.

(9) SHAREHOLDERS' EQUITY

     COMMON STOCK--The Company has authorized 50,000,000 shares of CyberGuard common stock, each share having a par value of $0.01 per share.

     PREFERRED STOCK--The Company has authorized 5,000 shares of CyberGuard preferred stock, each share having a par value of $0.01 per share. No preferred shares are outstanding.

     STOCKHOLDER PROTECTION RIGHTS AGREEMENT--In September 1994, the Company approved a Stockholder Protection Rights Agreement. The agreement states that each share of the Company's common stock has attached to it one right. Each right entitles its registered holder to purchase from the Company after the "Separation Time", as hereinafter defined, one-hundredth of a share of Participating Preferred Stock, par value $0.01 per share, for an amount calculated in accordance with the Preferred Stock Agreement. The rights will not trade separately from the common stock unless and until the Separation Time. The Separation Time is defined as the earlier of the tenth business day after the date on which any person commences a tender or exchange offer which, if consummated, would result in an acquisition, and the first date of public announcement by the Company of such offering. In the event of any voluntary or involuntary liquidation of the Company, the holders of the Preferred Stock shall be paid an amount as calculated in accordance with the Preferred Stock Agreement.

     STOCK OPTION PLANS--Effective October 8, 1994, the Company adopted an Incentive Stock Option Plan. On February 4, 1996, the Board of Directors approved an amendment to the plan to reserve 2,025,000 shares of common stock for grant, and effective October 28, 1997 increased the reserve to 2,400,000 shares. Effective September 4, 1998, the Company adopted an Employee Stock Option Plan. The Board of Directors approved an initial reserve of 1,400,000 shares of common stock for grant, and effective August 10, 1999 increased the reserve to 2,500,000 shares. The options vest over a three-year period and have a term of five years.

     Both plans permit the issuance of stock options; stock appreciation rights, performance awards, restricted stock and/or other stock based awards to directors and salaried employees. The option price shall be determined by the Board of Directors effective on the Grant Date. The option price shall not be less than 100% of the Fair Market Value of a share of common stock on the Grant Date. If Incentive Stock Options are granted to a participant who on the Grant Date is a ten-percent holder, such price shall not be less than one hundred and ten percent of the Fair Market Value of a share of common stock on the Grant Date. Vesting of these options occurs based on years of service. Generally it begins at 33% after one year, 66% after two years, and 100% after the third year of service. All options become immediately exercisable upon the occurrence of a Change in Control of the Company.

     In September 1998, the Company elected to have non-qualified stock options for key executives as part of their compensation plan. The Board of Directors has the authority to determine who may be granted options, the period of exercise, the option price at the date of grant, and any other restrictions, if applicable. For the fiscal years ended June 30, 2001 and 2000, the Company

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in thousands, except per share data)

granted 1,740 and 1,094 options, respectively, under this election, which vest over a three-year period.

     Options granted under the Company's Incentive Stock Option Plan are accounted for under APB 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company also makes in accordance with Statement of Financial Accounting Standards (SFAS) 123, additional pro-forma disclosures.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The adoption of SFAS No. 123 under the fair value based method would have increased compensation expense by $2,560, $3,397, and $2,108 for the years ended June 30, 2001, 2000, and 1999, respectively. The effect of SFAS No. 123 under the fair value based method would have affected net loss and loss per share as follows:

                                                                 Year ended              Year Ended             Year Ended
                                                                  June 30,                June 30,               June 30,
                                                                    2001                    2000                   1999
                                                             --------------------    -------------------    --------------------

Net loss                                                               $ (4,016)                $ (976)               $ (8,115)
                                                             ====================    ===================    ====================

Pro-Forma                                                              $ (6,576)              $ (4,373)              $ (10,223)
                                                             ====================    ===================    ====================

Loss per common share as reported                                        $(0.30)                $ (.10)                $ (0.90)
                                                             ====================    ===================    ====================
Pro-Forma                                                                $(0.50)                $ (.47)                $ (1.14)
                                                             ====================    ===================    ====================




     The above pro-forma disclosures may not be representative of the effects on reported net earnings for future years as certain option vest over several years and the Company may continue to grant options to employees.

     Information relating to the Company's stock option plans is as follows:


                                                                       Number of                 Weighted Average
                                                                         Shares                   Exercise Price
                                                                   -------------------          -------------------

Options Outstanding at June 30, 1998                                             2,098                        $7.81
Granted                                                                          2,856                        $1.24
Exercised                                                                          (17)                       $1.13
Forfeited                                                                       (1,876)                       $5.03
                                                                   -------------------          -------------------
Shares under option at June 30, 1999                                             3,061                        $1.91
                                                                   ===================          ===================

Option shares exercisable at June 30, 1999                                       1,141                        $2.96
                                                                   ===================          ===================

Options at June 30, 1999                                                         3,061                        $1.91
Granted                                                                          1,094                        $3.94
Exercised                                                                         (640)                       $1.41
Forfeited                                                                         (539)                       $1.79
                                                                   -------------------          -------------------

Option shares under option at June 30, 2000                                      2,977                        $2.65
                                                                   ===================          ===================

Shares exercisable at June 30, 2000                                              1,703                        $2.05
                                                                   ===================          ===================

Options at June 30, 2001                                                         2,977                        $2.70
Granted                                                                          1,740                        $1.98
Exercised                                                                         (386)                       $1.38
Forfeited                                                                         (654)                       $4.66
                                                                   -------------------          -------------------


Shares under option at June 30, 2001                                             3,677                        $2.15
                                                                   ===================          ===================

Option shares exercisable at June 30, 2001                                       1,947                        $1.83
                                                                   ===================          ===================

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in thousands, except per share data)

     The following information applies to options outstanding as of June 30, 2001:

                               OPTIONS OUTSTANDING                                             OPTIONS EXERCISABLE
                         ----------------------------------                                ---------------------------------
  ACTUAL RANGE OF                         WEIGHTED-AVERAGE
  EXERCISE PRICES          NUMBER             REMAINING           WEIGHTED-AVERAGE           NUMBER         WEIGHTED-AVERAGE
     INCREMENT           OUTSTANDING       CONTRACTUAL LIFE        EXERCISE PRICE          EXERCISABLE        EXERCISE PRICE
     ---------           -----------       ----------------        --------------          -----------        --------------

    $0.75 - 1.13                 515                    1.7                   $1.05                515                  $1.05
    $1.25 - 1.75               2,345                    4.7                   $1.41              1,130                  $1.33
    $2.09 - 3.00                  81                    6.7                   $2.54                 39                  $2.32
    $3.50 - 5.00                 393                    4.0                   $3.94                119                  $3.87
    $5.56 - 7.38                 335                    6.8                   $6.61                136                  $6.59
    $8.88 - 8.88                   8                    0.3                   $8.88                  8                  $8.88
------------------  ----------------  ---------------------  ----------------------   ----------------  ---------------------
    $0.75 - 8.88               3,677                    4.5                    2.15              1,947                  $1.83


     During September 1998, the Company re-priced all of the outstanding options to its then current fair market value per share of $1.125. The total numbers of shares re-priced were 1,404,891. In addition, during fiscal year 1999, the Company issued officers, directors and employees approximately 1,110,936 new options at an exercise price of $1.31 per share. As part of a severance arrangement with a previous officer, the Company re-issued 235,490 shares at a weighted average price of $7.10 per share.

     In November 2000, the Company resolved that the former Chief Executive Officer ("CEO") and current Chairman of the Board's stock options would vest in full upon his retirement date, and the options would remain exercisable through June 30, 2003 or the options' expiration date, whichever comes first. The former CEO waived the extended exercise period and therefore, the Company recorded no compensation expense related to this modification.

     In November 2000, the Company extended the expiration dates of approximately 127 options to purchase shares of the Company's common stock. As a result of this modification, the Company recorded approximately $68 in compensation expense.

     In January 2001, the Company resolved that the former Chief Financial Officer's ("CFO") stock options would vest in full upon his retirement date, and the options would remain exercisable through June 30, 2003 or the options' expiration date, whichever comes first. As a result of this modification, the Company recorded approximately $73 in compensation expense.

     During the third quarter of 2001, under market priced options were issued to the Company's President, which resulted in compensation expense of $43. The Company also issued under market priced options to two employees, which resulted in compensation expense of $11.

     On March 9, 2001, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register 2 million additional shares of the Company's common stock for issuance pursuant to the exercise of options to be granted under the Company's Amended and Restated Employee Stock Option Plan.

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in thousands, except per share data)

     The fair value method for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000, and 1999, respectively: risk-free interest rates were 5.31%, 6.0%, and 5.11%, expected dividend yield of 0%, volatility factors of the expected market price of the Company's common stock were 115.0%, 121.0%, and 116.3%, and a weighted average expected life of the option of 3, 3, and 3 years, respectively.

     RELATED PARTY EQUITY TRANSACTIONS--During January 2001, the Company's CEO invested $500 to purchase at the market value approximately 143 shares of common stock at $1.75 share and approximately 62 shares of common stock at $4.00 per share. In conjunction with the purchase of the approximately 143 shares of common stock, the CEO was granted an equal number of warrants to purchase the Company's common stock at $1.75 per share. The warrants are exercisable any time before December 25, 2005.

(10) COMMITMENTS AND CONTINGENCIES

     EMPLOYMENT AGREEMENTS. The Company has entered into employment agreements with certain key employees. These agreements provided for severance and other benefits if these employees are terminated by the Company for any reason other than cause.

     LEASE COMMITMENTS. Rent expense was approximately $631 for the year ended June 30, 2001, approximately $697 for the year ended June 30, 2000, and approximately $744 for the year ended June 30, 1999.

     Total future minimum rental commitments under non-cancelable operating leases, primarily for buildings and equipment, for the years following June 30, 2001 are as follows:

                  YEAR                      AMOUNT
                  ----                      ------

                  2002                               491
                  2003                               492
                  2004                               505
                  2005                                42
                                        ----------------
                  Total                           $1,530
                                        ================

     Effective May 1, 1999, the Company sold substantially all the assets of its TradeWave division and the assumption of several capital and operating leases. In the transaction, the operating lease amount assumed for the fiscal year ended 1999 are $25, fiscal year end 2000 are $165, fiscal year end 2001 are $3, and fiscal year end 2002 are $2.

     LITIGATION--On August 24, 1998, the Company announced, among other things, that due to a review of its revenue recognition practices relating to distributors and resellers, it would restate prior financial results. After the August 24, 1998 announcement, twenty-five purported class action lawsuits were filed by alleged shareholders against the Company and certain former officers and directors. Pursuant to an order issued by the Court, these actions have been consolidated into one action, styled STEPHEN CHENEY, ET AL. V. CYBERGUARD CORPORATION, ET AL., Case No. 98-6879-CIV-Gold, in the United States District Court, Southern District of Florida. On August 23, 1999, the plaintiffs filed a Consolidated and Amended Class Action Complaint. This action seeks damages purportedly on behalf of all persons who purchased or otherwise acquired the Company's common stock during various periods from November 7, 1996 through August 24, 1998. The complaint alleges, among other things, that as a result of accounting irregularities relating to the Company's revenue recognition policies, the Company's previously issued financial statements were materially false and misleading and that the defendants knowingly or recklessly published these financial statements which caused the Company's common stock prices to rise artificially. The action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Subsequently, the defendants, including the Company, filed their respective motions to dismiss the Consolidated and Amended Class Action Complaint. On July 31, 2000, the Court

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in thousands, except per share data)

issued a ruling denying the Company's and Robert L. Carberry's (the Company's CEO from June 1996 through August 1998) motions to dismiss. The court granted the motions to dismiss with prejudice for defendants William D. Murray (the Company's CFO from November 1997 through August 1998), Patrick O. Wheeler (the Company's CFO from April 1996 through October 1997), C. Shelton James (the Company's former Audit Committee Chairman), and KPMG Peat Marwick LLP ("KPMG"). On August 14, 2000, the plaintiffs filed a motion for reconsideration of that order. The Company filed an answer to the plaintiffs' Consolidated and Amended Class Action Complaint on August 24, 2000. On March 20, 2001, the Court ruled on the plaintiffs' motion for reconsideration that the previously dismissed defendants William D. Murray, Patrick O. Wheeler and C. Shelton James should not have been dismissed from the action and shall be defendants in this action under the control person liability claims under Section 20(a) of the Exchange Act, and that the plaintiffs may amend the Consolidated and Amended Class Action Complaint to bring claims against C. Shelton James under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On April 5, 2001, the plaintiffs filed their Second Consolidated and Amended Class Action Complaint to include amended claims against C. Shelton James. On May 10, 2001, the Company filed an answer and affirmative defenses to plaintiff's Second Consolidated and Amended Class Action Complaint. On April 20, 2001, the plaintiffs filed amended motion for class certification. Both parties are currently conducting class certification and limited merits discovery. The trial date is set to begin on June 2, 2003.

     The Company's obligation to indemnify its officers and directors under the aforementioned lawsuit is insured to the extent of the limits of the applicable insurance policies. The Company has notified its insurance carrier of the existence of the lawsuit, and the carrier has sent the Company a reservation of rights letter. The Company intends to vigorously defend this action, and believes that in the event that it is unsuccessful, insurance coverage will be available to defray a portion, or substantially all, of the expense of defending and settling the lawsuit or paying a judgment. However, the Company is unable to predict the ultimate outcome of the litigation. There can be no assurance that the Company will be successful in defending the lawsuit or if unsuccessful, insurance will be available to pay all or any portion of the expense of the lawsuit. If the Company is unsuccessful in defending the lawsuit and the insurance coverage is unavailable or insufficient, the resolution of the lawsuit could have a material adverse effect on the Company's consolidated financial position, results of operations, and cash flows. The Company's consolidated financial statements do not include any adjustments related to these matters.

     In August 1998, the Securities and Exchange Commission ("SEC") commenced an informal inquiry into certain accounting and financial reporting practices of the Company and its officers, directors and employees. On March 25, 1999, the SEC issued a formal order of investigation (which the Company learned of on September 27, 1999) into certain accounting and financial reporting practices of the Company and its officers, directors and employees. The SEC staff ("Staff") recently advised the Company that the Staff has made a preliminary determination to recommend bringing a civil enforcement action against the Company based on allegations that the Company violated the Exchange Act in connection with its financial statements during the period from the quarter ended June 30, 1996 through the quarter ended March 31, 1998. The Company is aware that the potential range of sanctions against the Company, should an enforcement proceeding be brought, could include injunctive relief against the Company prohibiting future violations of the Exchange Act. The Company is also aware that the Staff has advised several former executive officers of the Company of its intention to recommend the bringing of enforcement actions against them based on allegations that they violated the Exchange Act. The Company is aware that the potential range of sanctions against the former executive officers could include injunctive relief against future violations of the Exchange Act as well as civil monetary penalties and bars against their serving as officers and directors of a public company. The Company is seeking to resolve the issues with the SEC.

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

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in thousands, except per share data)

breach of contract, negligent misrepresentation and abuse of process, and seeking an unspecified amount of damages consisting of unpaid service fees and legal fees and costs. The Company filed an answer to KPMG's counterclaims and moved to dismiss KPMG's abuse of process counterclaim. On April 9, 2001, the Court dismissed the abuse of process counterclaim with prejudice.

     The Company is involved from time to time in other litigation on various matters relating to the conduct of its business. The Company believes that these other litigation matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

(11) FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     Financial instruments, which potentially subject the Company to a concentration of credit risk principally, consist of cash, cash equivalents and trade receivables. The Company holds any excess cash in short-term investments consisting of commercial paper. The carrying value of these financial instruments approximates fair value.

     The Company does not require collateral or other security on its trade receivables. During 2001, one customer represented 16% and one distributor represented 12% of consolidated sales. During 2000, one customer represented 28% of consolidated sales.

     In March 2001, the Company purchased products from a third-party supplier for resale. The customer returned the products to the Company for defectiveness, and the Company subsequently returned the products for defectiveness to the third-party supplier and has not paid for the products. The third-party supplier has demanded payment. The Company believes it does not have any obligation to pay for those defective products. The total amount in dispute is approximately $300,000.

     The Company's backlog for the quarter ended March 31, 2001 was $463 as compared to $6,390 for the quarter ended December 31, 2000. The decrease resulted from the default by one customer in taking delivery of a large purchase commitment over a 12-month period. The Company continues to have a good relationship with the customer and is in the process of renegotiating the contract.

(12) EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) Savings Plan ("the Plan") which covers the eligible employees of the Company. An employee is eligible to participate in the Plan on the date of hire. The amount of profit-sharing contributions made by the Company into the Plan is discretionary. Each participant may contribute up to 19% of compensation into the Plan. The Company makes a matching contribution on behalf of each participant for the first 6% of their individual contribution. These contributions are made in the form of cash and common stock of the Company. Participants' profit sharing and matching contribution vests over a three-year period. This vesting schedule was effective in fiscal year 2000. Previously, the vesting occurred over a seven-year period. The Company's contributions to the Plan were approximately $222 for the year ended June 30, 2001, approximately $72 for year ended June 30, 2000 and approximately $300 for year ended June 30,1999. For the year ended June 30, 2001, the Company received proceeds of $241 related to the direct sale of common stock to the Plan.

     The Company has an Employee Stock Purchase Plan ("ESPP") which covers the eligible employees of the Company. An employee is eligible to participate in the ESPP beginning on the offering date (defined as January 1 and July 1) following their hire date. Each participant may contribute the lesser of 10% of eligible compensation or $25,000 per calendar year.

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in thousands, except per share data)

(13) GEOGRAPHIC AND CUSTOMER INFORMATION

     The Company operates primarily in one segment: trusted systems consisting of network security and electronic commerce products and services. During 2001, one customer in the US represented 16% and one international distributor in Europe represented 12% of consolidated sales. During 2000, one customer in the US represented 28% of consolidated sales. During 1999, one customer in the US represented 34% of consolidated sales, another US customer represented 10.1% of consolidated sales and one international distributor in Europe represented 7.8% of consolidated sales.

     A summary of the Company's revenues* by geographic area is summarized below:

                                        Year Ended June 30,

                                   2001        2000          1999
                               ----------- ------------ --------------

United States                     12,080      11,866          10,882

Europe                             8,553       4,974           2,991

Asia                               3,773       2,019              --
                               ----------- ------------ --------------
                                  24,406      18,859          13,873
                               =========== ============ ==============

* Revenues are attributed to countries based on location of customer.

     A summary of the Company's long-lived assets is summarized below:

                                        Year Ended June 30,

                                   2001        2000          1999
                               ----------- ------------ --------------

United States                     1,190       1,048           1,095

Europe                               21          38              59

Asia                                 --          --              --
                               ----------- ----------- ---------------
                                  1,211       1,086           1,154
                               =========== =========== ===============

(14) SALE OF ASSETS

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

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in thousands, except per share data)

(15) NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to an annual assessment for impairment by applying a fair value based test. As the Company has no goodwill or other intangibles generated as a result of a business combination, the adoption of these Standards is not expected to have an impact on the Company's operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," is effective for fiscal years beginning after June 15, 2000. In June 2000, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities--an Amendment of FASB Statement No. 133," was issued to clarify certain provisions of SFAS 133. SFAS 133 will be effective for our fiscal year ended December 31, 2001. We believe the adoption of this statement will not have a significant impact on our financial position, results of operations or cash flows.

(16) SUBSEQUENT EVENTS

     CHANNEL DEVELOPMENT AGREEMENT--On July 1, 2001 the Company entered into an agreement with a national channel development firm to develop regional sales channels in the United States. The agreement provides for base compensation for the first six months of $342, with a draw offset by commission for an additional six months thereafter totaling $342. The agreement allows for the issuance of options based upon them meeting certain stated targets.

                     CYBERGUARD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in thousands, except per share data)

(17) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Selected unaudited quarterly results for the fiscal year ended June 30, 2001 and 2000 were as follows:

FISCAL YEAR 2001

                                                                      JUN 30,       MAR 31,         DEC 31,        SEP 30,
                                                        TOTAL          2001          2001            2000           2000
                                                        -----          ----          ----            ----           ----

Revenues                                              $ 24,406       $  6,374       $  7,635       $  6,349       $  4,048

Gross profit                                            17,190          4,530          5,333          4,459          2,868

Operating loss                                          (2,940)          (534)          (548)          (183)        (1,675)

Loss before cumulative effect of change in
accounting principle                                  $ (3,887)      $   (655)       $  (888)      $   (485)      $ (1,859)
                                                      --------       --------        -------       --------       --------

Cumulative effect of change in accounting
principle                                                 (129)            --             --           (129)            --
                                                      --------       --------        -------       --------       --------

Net loss                                              $ (4,016)      $   (655)      $   (888)      $   (614)      $ (1,859)
                                                      ========       ========       ========       ========       ========
Basic and fully diluted loss per share before
cumulative effect of change in account principle      $  (0.29)      $  (0.04)      $  (0.06)      $  (0.05)      $  (0.19)
                                                      ========       ========       ========       ========       ========

Cumulative effect of change in accounting
principle                                             $  (0.01)      $  (0.00)      $  (0.00)      $  (0.01)      $  (0.00)
                                                      ========       ========       ========       ========       ========

Basic and fully diluted loss per share                $  (0.30)      $  (0.04)      $  (0.06)      $  (0.06)      $  (0.19)
                                                      ========       ========       ========       ========       ========

FISCAL YEAR 2000

                                                                 JUN 30,          MAR 31,         DEC 31,         SEP 30,
                                                  TOTAL           2000             2000            1999             1999
                                                  -----           ----             ----            ----             ----

Revenues                                       $ 18,859         $  4,893         $  5,265        $  4,370         $  4,331

Gross profit                                     12,903            3,051            3,486           3,262            3,104

Operating income (loss)                             182             (438)             702             148             (230)

Net loss                                       $   (976)        $   (600)        $    270        $    (62)        $   (584)
                                               --------         --------         --------        --------         --------

Basic earnings (loss) per share                $  (0.10)        $  (0.06)        $   0.03        $  (0.01)        $  (0.06)
                                               ========         ========         ========        ========         ========

Fully diluted earnings (loss) per share        $  (0.10)        $  (0.06)        $   0.01        $  (0.01)        $  (0.06)
                                               ========         ========         ========        ========         ========

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

         On October 11, 1999, the Company appointed the accounting firm of Grant Thornton LLP ("GT") as the Company's independent accountants for fiscal year 2000 and dismissed PWC effective with such appointment. The decision to dismiss PWC and appoint GT was approved by the Audit Committee of the Company's Board of Directors. The Company also appointed GT as the Company's independent accountants for fiscal year 2001.

         PWC's report on the financial statements for fiscal year 1999 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Company has never had any disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During the course of performing services regarding fiscal year 1999, PWC advised the Company and its Audit Committee that the internal controls necessary for the Company to develop reliable financial statements did not exist. No disagreements arose regarding these matters. Upon the deficiencies in accounting controls being identified, the Company's Chief Financial Officer began addressing and correcting these deficiencies. The Company authorized PWC to respond fully to the inquiries of Grant Thornton LLP concerning this subject matter and any other matters relating to the Company or its financial reporting.

         The Company provided PWC with a copy of the above disclosures and has requested that PWC furnish it with a letter addressed to the SEC stating whether it agrees with the above statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed within 120 days from June 30, 2001, the end of the Company's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed within 120 days from June 30, 2001, the end of the Company's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed within 120 days from June 30, 2001, the end of the Company's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed within 120 days from June 30, 2001, the end of the Company's fiscal year.

10.21    --       Loan and Security Agreement dated December 29, 1997 between the Company, TradeWave Corporation and Coast Business
                  Credit(11)
10.22    --       Amendment Nr. 1 to Loan and Security Agreement dated December
                  29, 1997 between the Company, TradeWave Corporation and Coast
                  Business Credit(11)
10.23    --       Amendment Nr. 2 to Loan and Security Agreement dated October
                  6, 1999 between the Company and Coast Business Credit(3)
10.24    --       Loan Documents dated December 17, 1998 between the Company and
                  Fernwood Partners, LLC(15)
10.25    --       Loan Agreements dated August 26, 1999, between (i) the Company and Fernwood Partners II, LLC; (ii) the Company and certain officers, directors and employees of the Company; and (iii)
                  the Company and David R. Proctor(3)
10.26    --       Amendment No. 1 to Loan Agreement, dated December 29, 2000 between the Company and Fernwood Partners II, LLC(17)
10.27    --       Agreements dated January 24, 2001 relating to the conversion of promissory notes and exercise of warrants issued under (i)
                  the Loan Agreement, as amended, between the Company and
                  Fernwood Partners II, LLC, and (ii) the Loan Agreement between the Company and certain officers, directors and employees of the Company(17)
10.28    --       Private Securities Subscription Agreement dated May 15, 1997 between the Company and Capital Ventures International(10)
10.29    --       Registration Rights Agreement dated May 15, 1997 between the
                  Company and Capital Ventures International(10)
10.30    --       Manufacturer's Representative Agreement between Marketlink
                  Technologies, LLC and the Company, as amended through July 11,
                  2001.
16.01    --       Letter from KPMG Peat Marwick LLP to the Company, dated
                  August 21, 1998(9)
16.02    --       Letter from KPMG Peat Marwick LLP to the Commission, dated
                  September 30, 1998(19)
16.03    --       Letter from KPMG Peat Marwick LLP to the Commission, dated
                  November 3, 1998(12)
16.04    --       Letter from KPMG Peat Marwick LLP to the Company dated
                  June 11, 1999(15)
16.05    --       Consent of PricewaterhouseCoopers LLP(14)
21.01    --       List of subsidiaries of the Company
23.01    --       Consent of Grant Thornton LLP, Independent Certified Public
                  Accountants
23.02    --       Consent of PricewaterhouseCoopers LLP, Independent Certified
                  Public Accountants
-----------------

(1) Incorporated herein by reference to Annex A of the Registrant's Definitive Proxy Statement as filed on May 24, 1996.

(2) Incorporated herein by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form 10, dated September 29, 1994, File No. 0-24544.

(3) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed on November 12, 1999

(4) Incorporated herein by reference to the Company's Registration Statement on Form S-3 dated May 23, 1996 (File No. 333-04407).

(5) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (Commission File Number 333-58262), filed on April 4, 2001.

(6) Incorporated herein by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Commission File Number 33-88448) filed on January 13, 1995.

(7) Incorporated herein by reference to Annex E of the Registrant's Definitive Proxy Statement as filed on May 24, 1996.

(8) Incorporated herein by reference to the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1996.

(9) Incorporated herein by reference to the Company's Current Report on Form 8-K dated August 21, 1998.

(10) Incorporated herein by reference to the Company's Registration Statement on Form S-3 (Commission File Number 333-28693) filed on June 12, 1997.

(11) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed on February 13, 1998.

(12) Incorporated herein by reference to the Company's Current Report on Form 8-K/A filed on November 4, 1998.

(13) Incorporated herein by reference to the Company's Annual Report on 10-K for fiscal year ended June 30, 2000.

(14) Incorporated herein by reference to the Company Current Report on Form 8-K filed October 15, 1999.

(15) Incorporated herein by reference to the Company's Annual Report on 10-K for fiscal year ended June 30, 1999.

(16) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (Commission File Number 333-56768), filed on March 9, 2001.

(17) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed on February 14, 2001.

(18) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed on May 14, 2001.

(19) Incorporated herein by reference to the Company's Current Report on Form 8-K/A-1 filed on October 13, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

September 28, 2001                       CYBERGUARD CORPORATION

                                         By: /s/ SCOTT J. HAMMACK
                                            ------------------------------------
                                            Scott Hammack
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                         TITLE                                        DATE
---------                                         -----                                        ----
/s/      SCOTT J. HAMMACK                         Chairman and Chief Executive Officer         September 28, 2001
-----------------------------------------------   (Principal Executive Officer)
Scott Hammack


/s/      MICHAEL D. MATTE                         Chief Financial Officer (Principal           September 28, 2001
- ---------------------------------------------   Financial and Principal Accounting Officer)
Michael D. Matte


/s/      PATRICK CLAWSON                          President (Principal Executive Officer)      September 28, 2001
---------------------------------------------
Patrick Clawson


/s/      DAVID R. PROCTOR                         Director                                     September 28, 2001
---------------------------------------------
David R. Proctor


/s/      DAVID L. MANNING                         Director                                     September 28, 2001
---------------------------------------------
David L. Manning


/s/      WILLIAM G. SCOTT                         Director                                     September 28, 2001
---------------------------------------------
William G. Scott

/s/      JOHN V. TIBERI, JR.                      Director                                     September 28, 2001
---------------------------------------------
John V. Tiberi, Jr.


/s/      DAVID T. VANDEWATER                      Director                                     September 28, 2001
---------------------------------------------
David T. Vandewater


/s/      RICHARD L. SCOTT                         Director                                     September 28, 2001
---------------------------------------------
Richard L. Scott