Form 10-K/A
period 2001-06-30
CYBERGUARD CORP
filed 2001-10-04
CIK 927133

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K/A

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended June 30, 2001
                                       OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                     For the Transition Period from _____________ to ___________

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $13,117,673 (Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors and greater than 10% shareholders of the registrant, without conceding that all such persons are "affiliates" of the registrant for purpose of the federal securities laws), and computed by reference to the last sales price of Registrant's Common stock on September 27, 2001).

         As of September 27, 2001, 18,640,462 shares of the Registrant's Common Stock, par value $.01 per share were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                EXPLANATORY NOTE

The Company is filing this amendment to its annual report on Form 10-K, which was filed with the Securities and Exchange Commission on September 28, 2001, to include the complete text intended to be included in Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K, which was truncated in the original filing due to a technical transmission error.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS. The Financial Statements filed as part of this Report are listed separately in the Index to Financial Statements beginning on page F-1 of this Report.

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fourth quarter of the fiscal year 2001.

(c)      EXHIBITS. The following exhibits are included in this Report:

Exhibit
No.               Exhibit Description
-------           -------------------

2.01     --       Restated Purchase and Sale Agreement between Concurrent
                  Computer Corporation and the Company dated May 23, 1996(1)
3.01     --       Articles of Incorporation of the Company, as amended June 26,
                  1996(8)
3.02     --       Articles of Amendment to the Amended and Restated Articles of
                  Incorporation of the Company (13)
3.03     --       Restated Bylaws of the Company(3)
4.01     --       Form of Common Stock Certificate(4)
4.02     --       Form of Stockholder Rights Plan(2)
4.03     --       Form of Share Holding Agreement between Concurrent Computer
                  Corporation and the Company(4)
10.01    --       Employee Stock Incentive Plan(6)
10.02    --       Amendment to Employee Stock Incentive Plan(7)
10.03    --       Amendment to Employee Stock Incentive Plan dated March 20,
                  1998(15)
10.04    --       Amended and Restated Employee Stock Option Plan dated
                  September 4, 1998, as amended through March 2, 2001(16)
10.05    --       Forms of Stock Option Agreements(15)
10.06    --       Retirement Savings Plan dated July 1, 1996, as amended(5)
10.07    --       Employment Agreement dated March 11, 1999 between the Company and David R. Proctor, as amended May 4, 1999(15)
10.08    --       Amendment to Employment Agreement dated April 26, 2000 between the Company and David R. Proctor(13)
10.09    --       Agreement dated April 14, 2001 between the Company and David
                  R. Proctor(18)
10.10    --       Consulting Agreement dated March 1, 2001 between the Company and David R. Proctor(18)
10.11    --       Employment Agreement dated September 8, 1998 between the
                  Company and Terrence A. Zielinski(15)
10.12    --       Agreement dated February 28, 2001 between the Company and
                  Terrence A. Zielinski(18)
10.13    --       Employment Agreement dated September 30, 1998 between the
                  Company and Michael Wittig(15)
10.14    --       Amendment to Employment Agreement between the Company and
                  Mike Wittig, dated December 13, 2000(17)
10.15    --       Agreement between the Company and Scott J. Hammack, dated
                  December 26, 2000(17)
10.16    --       Employment Agreement between the Company and Scott J. Hammack, dated January 2, 2001(17)
10.17    --       Agreement between the Company and Scott J. Hammack, dated
                  January 17, 2001(17)
10.18    --       Employment Agreement between the Company and Patrick J.
                  Clawson, dated January 18, 2001(17)
10.19    --       Employment Agreement dated February 13, 2001 between the
                  Company and Michael Matte(18)
10.20    --       Employment Agreement dated April 18, 2001 between the Company and Adriana Kovalovska

10.21    --       Loan and Security Agreement dated December 29, 1997 between the Company, TradeWave Corporation and Coast Business
                  Credit(11)
10.22    --       Amendment Nr. 1 to Loan and Security Agreement dated December
                  29, 1997 between the Company, TradeWave Corporation and Coast
                  Business Credit(11)
10.23    --       Amendment Nr. 2 to Loan and Security Agreement dated October
                  6, 1999 between the Company and Coast Business Credit(3)
10.24    --       Loan Documents dated December 17, 1998 between the Company and Fernwood Partners, LLC(15)
10.25    --       Loan Agreements dated August 26, 1999, between (i) the
                  Company and Fernwood Partners II, LLC; (ii) the Company and
                  certain officers, directors and employees of the Company; and
                  (iii) the Company and David R. Proctor(3)
10.26    --       Amendment No. 1 to Loan Agreement, dated December 29, 2000 between the Company and Fernwood Partners II, LLC(17)
10.27    --       Agreements dated January 24, 2001 relating to the conversion of promissory notes and exercise of warrants issued under (i)
                  the Loan Agreement, as amended, between the Company and
                  Fernwood Partners II, LLC, and (ii) the Loan Agreement between the Company and certain officers, directors and employees of the Company(17)
10.28    --       Private Securities Subscription Agreement dated May 15, 1997 between the Company and Capital Ventures International(10)
10.29    --       Registration Rights Agreement dated May 15, 1997 between the
                  Company and Capital Ventures International(10)
10.30    --       Manufacturer's Representative Agreement between Marketlink
                  Technologies, LLC and the Company, as amended through July 11,
                  2001.
16.01    --       Letter from KPMG Peat Marwick LLP to the Company, dated
                  August 21, 1998(9)
16.02    --       Letter from KPMG Peat Marwick LLP to the Commission, dated
                  September 30, 1998(19)
16.03    --       Letter from KPMG Peat Marwick LLP to the Commission, dated
                  November 3, 1998(12)
16.04    --       Letter from KPMG Peat Marwick LLP to the Company dated
                  June 11, 1999(15)
16.05    --       Consent of PricewaterhouseCoopers LLP(14)
21.01    --       List of subsidiaries of the Company
23.01    --       Consent of Grant Thornton LLP, Independent Certified Public
                  Accountants
23.02    --       Consent of PricewaterhouseCoopers LLP, Independent Certified
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

October 4, 2001                        CYBERGUARD CORPORATION

                                       By: /s/ SCOTT J. HAMMACK
                                           -------------------------------------
                                           Scott J. Hammack
                                           Chairman and Chief Executive Officer

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


Signature                                         Title                                        Date
---------                                         -----                                        ----
/s/ SCOTT J. HAMMACK                              Chairman and Chief Executive Officer         October 4, 2001
-----------------------------------------------   (Principal Executive Officer)
Scott Hammack



/s/ MICHAEL D. MATTE                              Chief Financial Officer (Principal           October 4, 2001
-----------------------------------------------   Financial and Principal Accounting Officer)
Michael D. Matte


/s/ PATRICK CLAWSON                               President (Principal Executive Officer)      October 4, 2001
---------------------------------------------
Patrick Clawson



/s/ DAVID R. PROCTOR                              Director                                     October 4, 2001
---------------------------------------------
David R. Proctor



/s/ DAVID L. MANNING                              Director                                     October 4, 2001
---------------------------------------------
David L. Manning



/s/ WILLIAM G. SCOTT                              Director                                     October 4, 2001
---------------------------------------------
William G. Scott



/s/ JOHN V. TIBERI, JR.                           Director                                     October 4, 2001
---------------------------------------------
John V. Tiberi, Jr.



/s/ DAVID T. VANDEWATER                           Director                                     October 4, 2001
---------------------------------------------
David T. Vandewater



/s/ RICHARD L. SCOTT                              Director                                     October 4, 2001
---------------------------------------------
Richard L. Scott
