Form 10-Q
period 2001-09-30
CYBERGUARD CORP
filed 2001-11-14
CIK 927133

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

       (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to _____________

                         Commission file number 0-24544

                             CYBERGUARD CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)


                     Florida                                                                65-0510339
--------------------------------------------------------------                 ------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                 (I.R.S. Employer Identification No.)

2000 West Commercial Blvd., Suite 200, Fort Lauderdale, Florida                                33309
---------------------------------------------------------------                              ----------
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

Yes [X] No [ ]

          As of November 13, 2001, 18,672,884 shares of the Registrant's $0.01 par value Common Stock were outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CYBERGUARD CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
               (Amounts in thousands, except per share data)


                                                                   Three Months Ended
                                                                -----------------------------
                                                                Sept. 30,           Sept. 30,
                                                                  2001                2000
                                                                --------            ---------
Revenues:
Products                                                        $  3,001             $  2,941
Services                                                           1,575                1,107
                                                                --------             --------
  Total revenues                                                   4,576                4,048

Cost of revenues:
Products                                                             736                  658
Services                                                             451                  522
                                                                --------             --------
  Total cost of revenues                                           1,187                1,180
                                                                --------             --------
Gross profit                                                       3,389                2,868
                                                                --------             --------

Operating expenses:
Research and development                                           1,356                1,314
Selling, general and administrative                                2,969                3,229
                                                                --------             --------
  Total operating expenses                                         4,325                4,543
                                                                --------             --------
Operating loss                                                      (936)              (1,675)
                                                                --------             --------

Other income/(expense):
Interest income/(expense), net                                        22                 (199)
Gain/(loss) on sale of assets                                         (3)                  13
Other income                                                           9                    2
                                                                --------             --------
  Total other income/(expense)                                        28                 (184)
                                                                --------             --------

Net loss                                                        $   (908)            $ (1,859)
                                                                ========             ========

Basic and fully-diluted loss per common share                   $  (0.05)            $  (0.19)
                                                                ========             ========

Weighted average number of common shares outstanding              18,552                9,849
                                                                ========             ========



      See accompanying notes to condensed consolidated financial statements

                         CYBERGUARD CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEET
                              (Unaudited)
                         (Amounts in thousands)


                                                                       Sept. 30,        June 30,
                                                                         2001             2001
                                                                       ---------        --------
ASSETS
Cash and cash equivalents                                              $  3,933         $  4,771
Restricted cash                                                             715              780
Accounts receivable, less allowance for uncollectible accounts
  of $56 at Sept. 30, 2001 and $36 at June 30, 2001                       4,682            4,147
Inventories, net                                                            426              294
Other current assets                                                      1,082            1,065
                                                                       --------         --------
  Total current assets                                                   10,838           11,057

Property and equipment at cost, less accumulated
  depreciation of $1,899 at Sept. 30, 2001 and
  $1,710 at June 30, 2001                                                 1,111            1,211
Capitalized software, net                                                   546              741
Other assets                                                                 90               90
                                                                       --------         --------
        Total assets                                                   $ 12,585         $ 13,099
                                                                       ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Line of credit and note payable                                           1,034              919
Accounts payable                                                            430              967
Convertible debenture, net                                                   62               62
Deferred revenue                                                          3,324            2,308
Accrued expenses and other liabilities                                    1,814            2,369
                                                                       --------         --------
 Total liabilities                                                        6,664            6,625

Shareholders' equity

Common stock par value $0.01 authorized 50,000 shares
   issued and outstanding 18,633 at Sept. 30, 2001
   and 18,429 at June 30, 2001                                              186              184
Additional paid-in capital                                               87,877           87,557
Accumulated deficit                                                     (82,374)         (81,467)
Accumulated other comprehensive income                                      232              200
                                                                       --------         --------
  Total shareholders' equity                                              5,921            6,474
                                                                       --------         --------
        Total liabilities and shareholders' equity                     $ 12,585         $ 13,099
                                                                       ========         ========



      See accompanying notes to condensed consolidated financial statements

                         CYBERGUARD CORPORATION
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                               (Unaudited)
                         (Amounts in thousands)



                                                                       Three Months Ended
                                                                    -------------------------
                                                                    Sept. 30,       Sept. 30,
                                                                       2001            2000
                                                                    ---------       ---------
Cash flows from operating activities
Net loss                                                             $  (908)        $(1,859)
Adjustment to reconcile net loss to net cash
  used in operating activities:
Depreciation                                                             195             178
Amortization                                                             195             248
Disposal of property & equipment                                          24              --
Interest on convertible debt                                               2              36
Provision for uncollectible accounts receivable                           19              28
Provision for inventory reserve                                            3               1
Compensation expense related to modification of stock options             27              --
Translation Adjustment                                                    32              --

Changes in assets and liabilities
Restricted cash                                                           65              --
Accounts receivable                                                     (554)          1,029
Other current assets                                                     (17)           (201)
Inventories                                                             (135)           (157)
Accounts payable                                                        (537)            296
Accrued expenses and other liabilities                                  (556)            257
Deferred revenue                                                       1,015            (259)
Other, net                                                                --             175
                                                                     -------         -------
  Net cash used in operating activities                               (1,130)           (228)
                                                                     -------         -------

Cash flows used in investing activities
Purchase of property & equipment                                        (118)           (252)
                                                                     -------         -------
  Net cash used in investing activities                                 (118)           (252)
                                                                     -------         -------

Cash flows provided by (used in) financing activities
Restricted cash                                                           --              53
Repayment of notes payable                                                (8)           (169)
Net borrowings/(repayments) under revolving line of credit               124            (654)
Proceeds from stock options exercised                                    132             102
Proceeds from sale of common stock                                       162              51
                                                                     -------         -------
  Net cash used in from financing activities                             410            (617)
                                                                     -------         -------

Net decrease in cash                                                    (838)         (1,097)
Cash and cash equivalents at beginning of period                       4,771           2,497
                                                                     -------         -------
Cash and cash equivalents at end of period                           $ 3,933         $ 1,400
                                                                     =======         =======

Supplemental disclosure of cash flow information
Cash paid for interest                                                    20              93
                                                                     =======         =======
Cash paid for income taxes                                                --              --
                                                                     =======         =======



During January 2001, approximately 310 options to purchase shares of the Company's common stock were issued at a below market price, which required the Company to record approximately $27 in compensation expense for the quarter ended September 2001.


      See accompanying notes to condensed consolidated financial statements

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2001
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

1. BASIS OF PRESENTATION

     CyberGuard Corporation (the "Company") has prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate so as to make the information contained not misleading. These interim financial statements and the notes should be read in conjunction with the financial statements and the notes included in the Company's 10-K for the year ended June 30, 2001. In the Company's opinion, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the information shown have been included. Generally accepted accounting standards also requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclose contingent assets and liabilities at the date of the financial statements. Significant estimates include those made for software development costs, reserve for inventories, the allowance for uncollectible accounts, and contingencies. Actual results could differ from those estimates.

     The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results of operations that may be expected for the year ending June 30, 2002.

     Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted per share data includes the dilutive effect of options, warrants and convertible securities. Since the effects of the outstanding options, warrants and convertible securities are anti-dilutive, they are not included in the calculation of diluted loss per share.

     The Company's operating results and financial condition may be impacted by a number of factors including, but not limited to the following, any of which could cause actual results to vary materially from current and historical results or the Company's anticipated future results. A portion of the Company's revenue is derived from its international operations and sources. As a result, the Company's operations and financial results could be affected by international factors such as changes in foreign currency exchange rates or weak economic conditions in the international markets in which the Company distributes its products. The network security industry is highly competitive and competition is expected to intensify. There are numerous companies competing in segments of the market in which the Company does business. Competitors include organizations significantly larger and with more development, marketing and financial resources than the Company. In addition, the Company is subject to risks and uncertainties which include, but are not limited to, the timely development of and acceptance of new products, impact of competitive products, competition for and retention of key management and technology employees, possible attacks on our networks causing changes to the public's perception of the Company, the ability to secure additional financing, government regulation, inventory obsolescence, the ultimate outcome of certain litigation matters, and cash balances in excess of federally insured limits.

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

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2001
(Amounts in Thousands, Except Per Share Data)
(Unaudited)


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

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2001
(Amounts in Thousands, Except Per Share Data)
(Unaudited)


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

3.  SUBSEQUENT EVENTS

     The Company's backlog for the quarter ended September 30, 2001 was $270 as compared to $6,390 million for the quarter ended December 31, 2000. The decrease resulted from the default by one customer in taking delivery of a large purchase commitment over a 12-month period. On November 2, 2001, the Company filed a complaint against the customer for breach of contract.

     During October 2001, approximately 52 employees elected to participate in a special stock option program offered by the Company, whereby a base salary reduction entitles an employee to receive a specified number of stock options to purchase shares of the Company's common stock at $1.30 per share. Approximately 1,800 stock options, with a one-year vesting period that will expire 10 years from the grant date, will be issued related to this offering.

CYBERGUARD CORPORATION
September 30, 2001
(Amounts in Thousands, Except Per Share Data)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is a leading provider of network security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communication. The Company's CyberGuard firewall provides a level of security, features and availability that the Company believes is not matched in the industry. Through a combination of proprietary and third-party technology (such as Virtual Private Network ("VPN"), authentication, virus scanning, encryption, advanced reporting, high availability and centralized management), the Company provides a full suite of products and services that are designed to protect the integrity of electronic data and customer applications from unauthorized individuals and digital thieves.

RESULTS OF OPERATIONS

THE QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2000

NET REVENUES

     Net revenues consist primarily of network security products and services, including third party security products and service, and support related to security products. For the quarter ended September 30, 2001, net revenues were $4,576 compared to $4,048 for the quarter ended September 30, 2000. The increase was comprised of an increase of $60 in network security product revenues and an increase of $468 in service revenues. The increase in network security product revenues was primarily the result of continued acceptance of the Company's full suite of appliance products. The increase in service revenue corresponds to the growth in the Company's customer base. Network security products accounted for 65.6% for revenues during the quarter ended September 30, 2001 as compared to 72.7% for the quarter ended September 30, 2000. Support services for network security products accounted for 34.4% of revenues during the quarter ended September 30, 2001 as compared to 27.3% of revenues during the quarter ended September 30, 2000.

GROSS PROFIT

     Gross Profit as a percentage of revenues increased to 74.1% for the quarter ended September 30, 2001 from 70.8% for the quarter ended September 30, 2000. The increase reflects reduced cost of service associated with support revenue generated during the quarter, and non-recurring inventory adjustment.

OPERATING EXPENSES, OTHER INCOME AND EXPENSE AND NET LOSS

     Overall, operating expenses decreased $218 for the quarter ended September 30, 2001 to $4,325. This is primarily due to a decrease in legal and advertising costs.

     Other Income and Expense decreased $212 to $28 for the quarter ended September 30, 2001. This is due to a decrease in interest expense of $221 primarily due to the conversion of the convertible debt and warrants during fiscal year 2001.

     The net loss for the quarter ended September 30, 2001 was $908 compared to $1,859 for the quarter ended September 30, 2000. The Company did not provide for income taxes due to the significant net operating loss carryforwards available.

CYBERGUARD CORPORATION
September 30, 2001
(Amounts in Thousands, Except Per Share Data)


LIQUIDITY AND CAPITAL RESOURCES

     The Company has experienced losses since its inception as a network security company. The Company's historical uses of cash have been to fund net losses from operations, establish inventory stocking levels, and fund capital expenditures for property, equipment and software. For the quarter ended September 30, 2001, the Company incurred a net loss of approximately $908 on revenues of approximately $4,576. For the quarter ended September 30, 2000, the Company incurred a net loss of approximately $1,859 on revenues of approximately $4,048.

     The consolidated financial statements do not include any adjustments relating to the realization of assets and the recognition and satisfaction of liabilities that might be necessary as a result of the matters described in this
Item 2 or Part II, Item 1 of this report.

     At September 30, 2001, the Company had cash and cash equivalents on hand of $3,933 representing a decrease of $838 from $4,771 as of June 30, 2001. Accounts payable and accrued liabilities decreased by $1,092, accounts receivable increased by $535, property and equipment decreased by $100, and inventory levels increased by $132 compared to June 30, 2001.

     The Company's principal sources of liquidity at September 30, 2001, consisted of cash, accounts receivable, a revolving line of credit with Coast Business Credit, and vendor trade credit. The revolving line of credit with Coast Business Credit is based on available eligible account receivables and inventory. The revolving line of credit increased $123, from $113 to $236 compared to June 30, 2001. The amount available under the line as of September 30, 2001 was $791. The maturity date on the revolving line of credit is December 31, 2001, and will not be renewed.

     In March 2001, the Company purchased products from a third-party supplier for resale to the Company's customer. The customer returned the products to the Company for defectiveness and the Company subsequently returned the products for defectiveness to the third-party supplier and has not paid for the products. The third-party supplier demanded payment. The Company believes it does not have any obligation to pay for those products. The total amount in dispute is approximately $300.

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

CYBERGUARD CORPORATION
September 30, 2001
(Amounts in Thousands, Except Per Share Data)


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

INFORMATION RELATING TO FORWARD LOOKING STATEMENTS

     Statements regarding future products, prospects, profitability, business plans and strategies, future revenues and revenue sources, future liquidity and capital resources, future computer network security market directions, future acceptance of the Company's products and possible growth in markets, as well as all other statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements.

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

CYBERGUARD CORPORATION
September 30, 2001
(Amounts in Thousands, Except Per Share Data)


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

CYBERGUARD CORPORATION
September 30, 2001
(Amounts in Thousands, Except Per Share Data)


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

CYBERGUARD CORPORATION
September 30, 2001
(Amounts in Thousands, Except Per Share Data)


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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

     Exhibit No.      Exhibit Description
     -----------      -------------------

     None

(b)  Reports filed on Form 8-K during the quarter ended September 30, 2001:
     During the quarter ended September 30, 2001, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001                CYBERGUARD CORPORATION



                                       By: /s/ Scott J. Hammack
                                           -------------------------------------
                                           Chairman and Chief Executive Officer



                                       By: /s/ Michael D. Matte
                                           -------------------------------------
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)