Form 10-Q
period 2001-12-31
CYBERGUARD CORP
filed 2002-02-05
CIK 927133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2001

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s Telephone Number, Including Area Code 954-958-3900

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

     Indicate by check ✓ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),

Yes ✓   No [    ]

and (2) has been subject to such filing requirements for the past 90 days.

Yes ✓   No [    ]

     As of February 1, 2002, 18,886,829 shares of the Registrant’s $0.01 par value Common Stock were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBITS

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
December 31, 2001
(Unaudited)

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CYBERGUARD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2001	2000	2001	2000

Revenues:
Products	$3,968	$4,938	$6,969	$7,879
Services	1,785	1,411	3,359	2,517

Total revenues	5,753	6,349	10,328	10,396

Cost of revenues:
Products	1,130	1,222	1,866	1,880
Services	493	668	944	1,190

Total cost of revenues	1,623	1,890	2,810	3,070

Gross profit	4,130	4,459	7,518	7,326

Operating expenses:
Research and development	1,003	1,113	2,359	2,427
Selling, general and administrative	2,986	3,529	5,955	6,759

Total operating expenses	3,989	4,642	8,314	9,186

Operating income (loss)	141	(183)	(796)	(1,860)

Other income/(expense):
Interest income/(expense), net	5	(240)	27	(438)
Gain/(loss) on sale of assets	(14)	0	(17)	13
Other expense	(22)	(62)	(12)	(60)

Total other expense	(31)	(302)	(2)	(485)
Income (loss) before cumulative effect of change in accounting principle	$110	$(485)	$(798)	$(2,345)

Cumulative effect of change in accounting principle	0	(129)	0	(129)
Net Income (loss)	$110	$(614)	$(798)	$(2,474)

Basic earnings (loss) per common share:
Before cumulative effect of change in accounting principle	$0.01	$(0.05)	$(0.04)	$(0.24)
Cumulative effect of change in accounting principle	$—	$(0.01)	$—	$(0.01)

Net Income (loss) per common share	$0.01	$(0.06)	$(0.04)	$(0.25)

Weighted average common shares outstanding	18,667	9,907	18,610	9,878

Diluted earnings (loss) per common share:
Before cumulative effect of change in accounting principle	$0.01	$(0.05)	$(0.04)	$(0.24)
Cumulative effect of change in accounting principle	$—	$(0.01)	$—	$(0.01)

Net Income (loss) per common share	$0.01	$(0.06)	$(0.04)	$(0.25)

Diluted common shares outstanding	19,267	9,907	18,610	9,878

See accompanying notes to condensed consolidated financial statements

CYBERGUARD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(Amounts in thousands)

	Dec. 31,	June 30,
	2001	2001

ASSETS
Cash and cash equivalents	$5,239	$4,771
Restricted cash	73	780
Accounts receivable, less allowance for uncollectible accounts of $74 at Dec. 31, 2001 and $36 at June 30, 2001	4,176	4,147
Inventories, net	529	294
Other current assets	842	1,065

Total current assets	10,859	11,057

Property and equipment at cost, less accumulated depreciation of $1,975 at Dec. 31, 2001 and $1,710 at June 30, 2001	980	1,211
Capitalized software, net	543	741
Other assets	90	90

Total assets	$12,472	$13,099

LIABILITIES AND SHAREHOLDERS’ EQUITY
Line of credit and note payable	54	919
Accounts payable	546	967
Convertible debenture, net	62	62
Deferred revenue	3,286	2,308
Accrued expenses and other liabilities	2,386	2,369

Total liabilities	6,334	6,625

Shareholders’ equity	187	184
Common stock par value $0.01 authorized 50,000 shares issued and outstanding 18,693 at Dec. 31, 2001 and 18,429 at June 30, 2001	187	184
Additional paid-in capital	87,995	87,557
Accumulated deficit	(82,264)	(81,467)
Accumulated other comprehensive income	220	200

Total shareholders’ equity	6,138	6,474

Total liabilities and shareholders’ equity	$12,472	$13,099

See accompanying notes to condensed consolidated financial statements

CYBERGUARD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)
(Amounts in thousands)

	Six Months Ended

	Dec. 31,	Dec. 31,
	2001	2000

Cash flows from operating activities:
Net loss	$(798)	$(2,474)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation	353	361
Amortization	380	569
Disposal of property & equipment	16	—
Interest on convertible debt	3	162
Provision for uncollectible accounts receivable	38	46
Provision for inventory reserve	2	(1)
Compensation expense related to the modification of stock options	55	68
Translation adjustment	20	75
Changes in assets and liabilities
Restricted cash	707	97
Accounts receivable	(66)	(1,447)
Other current assets	223	(640)
Inventories	(237)	(120)
Accounts payable	(421)	1,250
Accrued expenses and other liabilities	17	1,488
Deferred revenue	977	475
Other, net	(1)	(9)

Net cash provided by/(used in) operating activities	1,268	(100)

Cash flows used in investing activities:
Capitalized software costs	(182)	(360)
Proceeds from the sale of property & equipment	10	—
Purchase of property & equipment	(148)	(574)

Net cash (used in) investing activities	(320)	(934)

Cash flows provided by/(used in) financing activities:
Repayment on notes payable	(752)	(214)
Net repayments on line of credit	(113)	(132)
Issuance of convertible debt	—	1,000
Proceeds from stock options exercised	168	109
Proceeds from issuance of common stock	217	106

Net cash provided by/(used in) financing activities	(480)	869

Net increase/(decrease) in cash	468	(165)
Cash and cash equivalents at beginning of period	4,771	2,497

Cash and cash equivalents at end of period	$5,239	$2,332

Supplemental disclosure of cash flow information:
Cash paid for interest	55	255

Cash paid for income taxes	—	—

Supplemental disclosure of non-cash information:

During fiscal year 2001, approximately 310 options to purchase shares of the Company’s common stock were issued at a below market price which required the Company to record approximately $54 in compensation expense during the quarter ended December 31, 2001. During fiscal year 2001, the expiration date of approximately 129 options to purchase shares of the Company’s common stock was extended by three years which required the Company to record compensation expense of approximately $68 during the quarter ended December 31, 2000.

During the quarter ended December 31,2000, the Company recorded $129 as a cumulative effect of a change in accounting principle and $33 in expense associated with the recognition of the effective conversion price related to the convertible debt issued in August 1999 and December 2000.

See accompanying notes to condensed consolidated financial statements

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
December 31, 2001
(Unaudited)

1. Basis of Presentation

     CyberGuard Corporation (the “Company”) has prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate so as to make the information contained not misleading. These interim financial statements and the notes should be read in conjunction with the financial statements and the notes included in the Company’s 10-K for the year ended June 30, 2001 and the risk factors set forth in the Company’s annual report on form 10-K, including, without limitation, risk related to the factors listed below. In the Company’s opinion, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the information shown have been included. Generally accepted accounting standards also requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclose contingent assets and liabilities at the date of the financial statements. Significant estimates include those made for software development costs, reserve for inventories, the allowance for uncollectible accounts, and contingencies. Actual results could differ from those estimates.

     The Company recognizes revenues only when a contract or agreement has been executed, shipment of the product has occurred, the fee is fixed and determinable and we believe collection is probable. While we generally recognize product revenue on product shipment, we defer revenues on product sales for channel partners until the partner demonstrates consistency in payments and minimal product returns. Service revenues are recognized ratably on a monthly basis over the contract term. During the quarter ended December 31, 2001, the revenue recognition policy for seven resellers was changed from cash basis to accrual based on a reasonable assurance of collectibility from evaluating their payment histories. The impact was to increase revenue by approximately $531 for the quarter ended December 31, 2001.

     The results of operations for the six months ended December 31, 2001 are not necessarily indicative of the results of operations that may be expected for the year ending June 30, 2002.

     Basic earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share data is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the treasury method and the convertible debt using the “if-converted” method. When the effects of the outstanding stock options, warrants and/or convertible securities are anti-dilutive, they are not included in the calculation of diluted earnings/(loss) per share.

     The table below illustrates the components of earnings per share:

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
December 31, 2001
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	Dec 30, 2001	Dec 30, 2000	Dec 30, 2001	Dec 30, 2000

Income/(loss) before accounting change	$110	($485)	($798)	($2,345)
Cumulative effect of accounting change	0	(129)	0	(129

Net Income/(loss) available for common shareholders	$110	($614)	($798)	($2,474)

Average outstanding shares of common stock	18,667	9,907	18,610	9,878
Dilutive effect of:
Employee stock options	536	0	0	0
Convertible debt	64	0	0	0

Common stock and common stock equivalents	19,267	9,907	18,610	9,878

Earnings/(loss) per share before accounting change:
Basic	0.01	(0.05)	(0.04)	(0.24)
Diluted	0.01	(0.05)	(0.04)	(0.24)
Earnings/(loss) per share after accounting change:
Basic	0.01	(0.06)	(0.04)	(0.25)
Diluted	0.01	(0.06)	(0.04)	(0.25)

     The Company’s operating results and financial condition may be impacted by a number of factors including, but not limited to the following, any of which could cause actual results to vary materially from current and historical results or the Company’s anticipated future results. A portion of the Company’s revenue is derived from its international operations and sources. As a result, the Company’s operations and financial results could be affected by international factors such as changes in foreign currency exchange rates or weak economic conditions in the international markets in which the Company distributes its products. The network security industry is highly competitive and competition is expected to intensify. There are numerous companies competing in segments of the market in which the Company does business. Competitors include organizations significantly larger and with more development, marketing and financial resources than the Company. In addition, the Company is subject to risks and uncertainties which include, but are not limited to, the timely development of and acceptance of new products, impact of competitive products, competition for and retention of key management and technology employees, possible attacks on our networks causing changes to the public’s perception of the Company, the ability to secure additional financing, government regulation, inventory obsolescence, the ultimate outcome of certain litigation matters, and cash balances in excess of federally insured limits.

2. Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to an annual assessment for impairment by applying a fair value based test. The Company does not expect that the application of the provisions of SFAS No. 141 and SFAS No. 142 will have an impact on the Company’s operations.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. SFAS No. 143

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
December 31, 2001
(Unaudited)

addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not expect that the application of the provisions of SFAS No. 143 will have an impact on the Company’s operations.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are to be applied prospectively. SFAS No. 144 clarifies the accounting for impairment of long-lived assets to be disposed of, including the disposal of business segments and major lines of business. The Company does not expect that the application of the provisions of SFAS No. 143 will have an impact on the Company’s operations.

3. Reclassifications

     Certain reclassifications have been made to prior-period balances to present the financial statements on a consistent basis with the current year presentation.

4. Consolidation

     The condensed consolidated financial statements include those of the Company and its wholly owned subsidiaries CyberGuard Europe Ltd. and CYBG Consultants, Inc. All intercompany accounts and transactions have been eliminated.

5. Modification of Stock Options

     On October 24, 2001, the Board of Directors of the Company resolved that upon Mr. David Proctor’s resignation as Chairman of the Board effective November 15, 2001, additional vesting of 16,667 options to purchase the Company’s common stock granted on April 26, 2000, with the options remaining exercisable through May 15, 2002. There was no accounting effect as a result of this resolution.

6. Litigation

     On August 24, 1998, the Company announced, among other things, that due to a review of its revenue recognition practices relating to distributors and resellers, it would restate prior financial results. After the August 24, 1998 announcement, twenty-five purported class action lawsuits were filed by alleged shareholders against the Company and certain former officers and directors. Pursuant to an order issued by the Court, these actions have been consolidated into one action, styled Stephen Cheney, et al. v. CyberGuard Corporation, et al., Case No. 98-6879-CIV-Gold, in the United States District Court, Southern District of Florida. On August 23, 1999, the plaintiffs filed a Consolidated and Amended Class Action Complaint. This action seeks damages purportedly on behalf of all persons who purchased or otherwise acquired the Company’s common stock during various periods from November 7, 1996 through August 24, 1998. The complaint alleges, among other things, that as a result of accounting irregularities relating to the Company’s revenue recognition policies, the Company’s previously issued financial statements were materially false and misleading and that the defendants knowingly or recklessly published these financial statements which caused the Company’s common stock prices to rise artificially. The action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Subsequently, the defendants, including the Company, filed their respective motions to dismiss the Consolidated and Amended Class Action Complaint. On July 31, 2000, the Court issued a ruling denying

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
December 31, 2001
(Unaudited)

the Company’s and Robert L. Carberry’s (the Company’s CEO from June 1996 through August 1998) motions to dismiss. The court granted the motions to dismiss with prejudice for defendants William D. Murray (the Company’s CFO from November 1997 through August 1998), Patrick O. Wheeler (the Company’s CFO from April 1996 through October 1997), C. Shelton James (the Company’s former Audit Committee Chairman), and KPMG Peat Marwick LLP (“KPMG”). On August 14, 2000, the plaintiffs filed a motion for reconsideration of that order. The Company filed an answer to the plaintiffs’ Consolidated and Amended Class Action Complaint on August 24, 2000. On March 20, 2001, the Court ruled on the plaintiffs’ motion for reconsideration that the previously dismissed defendants William D. Murray, Patrick O. Wheeler and C. Shelton James should not have been dismissed from the action and shall be defendants in this action under the control person liability claims under Section 20(a) of the Exchange Act, and that the plaintiffs may amend the Consolidated and Amended Class Action Complaint to bring claims against C. Shelton James under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On April 5, 2001, the plaintiffs filed their Second Consolidated and Amended Class Action Complaint to include amended claims against C. Shelton James. On May 10, 2001, the Company filed an answer and affirmative defenses to plaintiff’s Second Consolidated and Amended Class Action Complaint. On April 20, 2001, the plaintiffs filed amended motion for class certification. Both parties are currently conducting class certification and limited merits discovery. The trial date is set to begin on June 2, 2003.

     The Company’s obligation to indemnify its officers and directors under the aforementioned lawsuit is insured to the extent of the limits of the applicable insurance policies. The Company has notified its insurance carrier of the existence of the lawsuit, and the carrier has sent the Company a reservation of rights letter. The Company intends to vigorously defend this action, and believes that in the event that it is unsuccessful, insurance coverage will be available to defray a portion, or substantially all, of the expense of defending and settling the lawsuit or paying a judgment. However, the Company is unable to predict the ultimate outcome of the litigation. There can be no assurance that the Company will be successful in defending the lawsuit or, if unsuccessful, that insurance will be available to pay all or any portion of the expense of the lawsuit. If the Company is unsuccessful in defending the lawsuit and the insurance coverage is unavailable or insufficient, the resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial position, results of operations, and cash flows. The Company’s consolidated financial statements do not include any adjustments related to these matters.

     In August 1998, the Securities and Exchange Commission (“SEC”) commenced an informal inquiry into certain accounting and financial reporting practices of the Company and its officers, directors and employees. On March 25, 1999, the SEC issued a formal order of investigation (which the Company learned of on September 27, 1999) into certain accounting and financial reporting practices of the Company and its officers, directors and employees.

     On January 30, 2002, CyberGuard entered into a settlement with the SEC without admitting or denying any of the SEC’s findings. The settlement resulted in the issuance of an administrative order by the SEC finding that CyberGuard violated the following books and records provisions of the Exchange Act: Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B), as well as the Exchange Act rules for those provisions. The SEC alleged that CyberGuard had improperly written off certain capitalized software costs relating to its Firewall Version 2 software at the end of its 1996 fiscal year. Also, the SEC alleged that CyberGuard engaged in improper recognition of revenue during all of 1997 through the third quarter of fiscal year 1998 ending March 31, 1998. The order does not make any finding of fraudulent conduct by CyberGuard. The administrative order requires that CyberGuard cease and desist from committing or causing any future violations of the books and records provisions of the Exchange Act. No monetary penalty or other sanctions were imposed on CyberGuard.

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
December 31, 2001
(Unaudited)

     The administrative order also sanctions two former officers of CyberGuard for their role. Specifically, CyberGuard’s former Chief Financial Officer, William D. Murray, and CyberGuard’s former President and Chief Operating Officer, Tommy D. Steele, were found to have been a cause of CyberGuard’s books and records violations and to have committed violations of Section 13(b)(5) of the Exchange Act. They were also ordered to cease and desist from future violations.

     In addition, the Company is also aware that on January 30, 2002 the SEC filed an enforcement action in the United States District Court, Southern District of Florida against CyberGuard’s former Chief Executive Officer and Chairman of CyberGuard’s Board of Directors, Robert L. Carberry; CyberGuard’s former Chief Financial Officer and Vice President of North American Sales and current Vice President of Business Development, Patrick O. Wheeler; and CyberGuard’s former Controller, Steven S. Gallers. The SEC alleges violations of Sections 10(b) and 13(b)(5) of the Exchange Act and Rules 10b- 5 and 13b-2-1 thereunder by Carberry, Wheeler and Gallers and additional violations of Rule 13b2-2 by Carberry and Wheeler. SEC vs. Wheeler et al., Case No. 02-60131-CIV-Graham. The SEC is seeking permanent injunctive relief against future violations of the Exchange Act as well as civil monetary penalties against all three defendants and permanent bars against serving as officers and directors of a public company against Wheeler and Gallers. On January 30, 2002, simultaneously with the filing of the complaint, Carberry reached a settlement with the SEC without admitting or denying the allegations of the complaint, by consenting to the entry of a final judgment permanently enjoining him from violating the foregoing provisions and requiring him to pay a $50,000 civil penalty. The Company is unable to determine at this time what impact the SEC proceedings against the remaining defendants will have on the Company.

     On September 16, 1999, the Company filed a lawsuit against KPMG and August A. Smith, the KPMG engagement partner. The lawsuit is pending in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Case No. 00-004102-CACE-14. On May 1, 2000, the Company filed the First Amended Complaint, alleging that KPMG failed to properly audit the Company’s financial statements and provided inaccurate advice on accounting matters for fiscal years 1996, 1997 and 1998. The action alleges professional malpractice, breach of fiduciary duty, breach of contract and breach of implied duty of good faith, and seeks damages in excess of $10 million. KPMG and Mr. Smith filed motions to dismiss, which were denied. In August 2000, KPMG and Mr. Smith filed their answers and KPMG filed counterclaims against the Company, alleging the Company’s breach of contract, negligent misrepresentation and abuse of process, and seeking an unspecified amount of damages consisting of unpaid service fees and legal fees and costs. The Company filed an answer to KPMG’s counterclaims and moved to dismiss KPMG’s abuse of process counterclaim. On April 9, 2001, the Court dismissed the abuse of process counterclaim with prejudice.

     On November 2, 2001, the Company filed a lawsuit against Data Return Corporation in the United States District Court of the Southern District of Florida, alleging breach of contract, and seeking, among other remedies, damages of approximately $4.2 million. On November 26, 2001, Data Return Corporation filed an answer and affirmative defenses. On or about January 15, 2002, Data Return Corporation filed a motion challenging the jurisdiction of the U.S. District Court, Southern District of Florida.

     The Company is involved from time to time in other litigation on various matters relating to the conduct of its business. The Company believes that these other litigation matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

     The Company continually evaluates the possibility of re-listing its shares of Common Stock on a national securities market or exchange and may seek such re-listing at an appropriate time, although

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
December 31, 2001
(Unaudited)

there can be no assurance that the Company will be able to have its shares of Common Stock re-listed at any time in the future.

7. Special Option Program

     During October 2001, certain officers and employees elected to participate in a special stock option program offered by the Company. Officers could elect a base salary reduction ranging from 10.01% to 100% and employees could elect a base salary reduction ranging from .01% to 100%. This base salary reduction entitled them to receive a specified number of stock options, as defined in the program agreement, to purchase shares of the Company’s common stock at the then current market price of $1.30 per share. Approximately 1,751,000 stock options, with a one-year vesting period that will expire in 10 years from the grant date were issued related to this program. As a result, the Company’s salary expense decreased by approximately $125 during the quarter ended December 31, 2001.

8. Subsequent Events

     Effective January 5, 2002, the Company terminated the Manufacturer’s Representative Agreement with a national channel development firm that had been retained to develop a regional sales channel in the United States.

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
December 31, 2001
(Unaudited)

Item  2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Form 10-Q contains forward-looking statements about future results, which are subject to risks, and uncertainties, including those discussed below. These statements relate to future events or our future financial performance. In many cases you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “intend”, or “continue”, or the negative of such terms and other comparable terminology. These statements are only predictions. Our actual results may differ significantly from the results discussed in forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth in our Form 10-K filed with the Securities and Exchange Commission. References to “we”, “our”, and “us” refer to CyberGuard.

     The Company provides a full suite of products and services for the network security industry. The products offered by the Company include the CyberGuard® Firewall and VPN, proprietary and third party technology (such as authentication, virus scanning, encryption, advanced reporting, high availability and centralized management), and consulting, support, and installation services.

Results of Operations

The quarter ended December 31, 2001 compared to the quarter ended December 31, 2000

Net Revenues

     Net revenues consist primarily of network security products and support related to these products. For the quarter ended December 31, 2001, net revenues decreased by $596 to $5,753 compared to $6,349 for the quarter ended December 31, 2000. The decrease was comprised of a decrease of $970 in network security product revenues and an increase of $374 in service revenues.

     The decrease in network security product revenues was primarily the result of a deferral in spending by some of the Company’s major customers due to the general downturn in business and the aftermath of the events of September 11, 2001, which was partially offset by an increase in service revenue. In addition, during the current fiscal year the Company re-focused its sales effort from direct customer sales to distribution through value-added resellers (VARs). As a result of this change in strategy, direct customer sales have dropped during the first half of fiscal year 2002. The Company believes the focus on VARs will provide greater depth and distribution for its products. Although the change in the sales strategy did not have an immediate positive impact to revenue, we believe it will result in a larger distribution base for future growth. Network security products accounted for 69.0% of revenues during the quarter ended December 31, 2001 as compared to 77.8% of revenues during the quarter ended December 31, 2000.

     Service revenue includes maintenance contracts related to new product sales, renewal maintenance contracts for products previously deployed, training, installation and consulting services. The increase in service revenue corresponds to the growth in the Company’s customer base and its timing of renewal maintenance. Support services for network security products accounted for 31.0% of revenues during the quarter ended December 31, 2001 as compared to 22.2% of revenues during the quarter ended December 31, 2000.

     During the quarter ended December 31, 2001, the revenue recognition policy for seven resellers was changed from cash to accrual basis. This change was based upon a review of all resellers, including

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
December 31, 2001
(Unaudited)

history of payments, return practices and credit worthiness. The impact was an increase to revenue of approximately $531 in the quarter ended December 31, 2001.

Gross Profit

     Gross Profit as a percentage of revenues increased to 71.8% from 70.2% for the quarter ended December 31, 2001 as compared to the quarter ended December 31, 2000. This increase reflects a reduced cost of service coupled with the increase in support revenue generated from additional maintenance renewal contracts entered into during the current year compared to the previous year.

     The Company’s gross margin has been, and will continue to be, affected by a variety of factors including, competition, the mix and average selling prices of products, new product introductions and enhancements, and the fluctuations in manufacturing volumes. We must continue to manage each of these factors effectively for our gross margins to remain at their current level.

Operating Expenses, Other Income and Expense and Net Loss

     Research and development expense includes salaries, non-capitalized equipment, software tools, and depreciation from capital equipment and software. Research and development expense decreased by $110 to $1,003 for the quarter ended December 31, 2001 compared to $1,113 for the quarter ended December 31, 2000. The decrease is in part the result of the reduction in salary expense related to the special option program discussed in Part 1, Item 1, Footnote 7 of this 10Q. As a percentage of total revenue, research and development expense decreased 0.1% to 17.4% for the quarter ended December 31, 2001 from 17.5% for the quarter ended December 31, 2000. Capitalized software costs for the quarter ended December 31, 2001 were $182 compared to $360 for the quarter ended December 31, 2000.

     We expect to increase our research and development costs in total dollars to enhance and expand our current product offerings and develop new products. We also expect research and development costs to increase at a slower rate than revenues and therefore, expect to see a gradual reduction over time in these expenses as a percentage of total revenues.

     Selling, general and administrative expense includes salaries, commissions, costs associated with the executive, human resource, finance and administrative support functions, and legal and accounting professional services. Selling, general and administrative expense decreased by $543 to $2,986 for the quarter ended December 31, 2001 from $3,529 for the quarter ended December 31, 2000. The decrease reflects the Company’s continued focus on streamlining its operations and making cost effective changes in the way we operate as well as the reduction in salary expense related to the special option program discussed in Part 1, Item 1, Footnote 7 of this 10Q. As a percentage of total revenue, selling, general and administrative expense decreased 3.7% to 51.9% for the quarter ended December 31, 2001 compared to 55.6% for the quarter ended December 31, 2000.

     Total Other Expense decreased $271 for the quarter ended December 31, 2001 to $31 compared to $302 for the quarter ended December 31, 2000. This is due to a decrease in the interest expense associated with the convertible debt and revolving line of credit and a reduction in foreign currency transaction expense for the Company’s foreign subsidiary.

     Net income for the quarter ended December 31, 2001 was $110 compared to a net loss of $614 for the quarter ended December 31, 2000. The Company did not provide for income taxes due to the significant net operating loss carryforwards available.

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
December 31, 2001
(Unaudited)

The six-month period ended December 31, 2001 compared to the six-month period ended December 31, 2000

Net Revenues

     Net revenues consist primarily of network security products and support related to these products. For the six-month period ended December 31, 2001, net revenues decreased $68 to $10,328 compared to $10,396 for the quarter ended December 31, 2000. The decrease was comprised of a decrease of $910 in network security product revenues and an increase of $842 in service revenues.

     The decrease in network security product revenues was primarily the result of a deferral in spending by some of the Company’s major customers due to the general downturn in business and the aftermath of the events of September 11, 2001, which was partially offset by an increase in service revenue. In addition, during the current fiscal year the Company re-focused its sales effort from direct customer sales to distribution through value-added resellers (VARs). As a result of this change in strategy, direct customer sales have dropped during the first half of fiscal year 2002. The Company believes the focus on VARs will provide greater depth and distribution for its products. Although the change in the sales strategy did not have an immediate positive impact to revenue, we believe it will result in a larger distribution base for future growth. Network security products accounted for 67.5% of revenues during the six-month period ended December 31, 2001 as compared to 75.8% of revenues during the six-month period ended December 31, 2000.

     Service revenue includes maintenance contracts related to new product sales, renewal maintenance contracts for products previously deployed, training, installation and consulting services. The increase in service revenue corresponds to the growth in the Company’s customer base and its timing of renewal maintenance. Support services for network security products accounted for 32.5% of revenues during the six-month period ended December 31, 2001 as compared to 24.2% of revenues during the six-month ended December 31, 2000.

Gross Profit

     Gross Profit as a percentage of revenues increased to 72.8% from 70.5% for the six-month period ended December 31, 2001 when compared to the six-month period ended December 31, 2000. This increase reflects a reduced cost of service coupled with the increase in support revenue generated from additional maintenance renewal contracts entered into during the current year compared to the previous year.

     The Company’s gross margin has been, and will continue to be, affected by a variety of factors including, competition, the mix and average selling prices of products, new product introductions and enhancements, and the fluctuations in manufacturing volumes. We must continue to manage each of these factors effectively for our gross margins to remain at their current level.

Operating Expenses, Other Income and Expense and Net Loss

     Research and development expense includes salaries, non-capitalized equipment, software tools, and depreciation from capital equipment and software. Research and development expense decreased by $68 to $2,359 for the six-month period ended December 31, 2001 compared to $2,427 for the six-month period ended December 31, 2000. The decrease is in part the result of the reduction in salary expense related to the special option program discussed in Part I, Item 1, Footnote 7 of this Form 10-Q. As a percentage of

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
December 31, 2001
(Unaudited)

total revenue, research and development expense decreased 0.5% to 22.8% for the six-month period ended December 31, 2001 from 23.3% for the six-month period ended December 31, 2000. Capitalized software costs for the six-month period ended December 31, 2001 were $182 compared to $360 for the six-month period ended December 31, 2000.

     We expect to increase our research and development costs in total dollars to enhance and expand our current product offerings and develop new products. We also expect research and development costs to increase at a slower rate than revenues and therefore, expect to see a gradual reduction over time in these expenses as a percentage of total revenues.

     Selling, general and administrative expense includes salaries, commissions, costs associated with the executive, human resource, finance and administrative support functions, and legal and accounting professional services. Selling, general and administrative expense decreased by $804 to $5,955 for the six-month period ended December 31, 2001 from $6,759 for the six-month period ended December 31, 2000. The decrease reflects the Company’s continued focus on streamlining its operations and making cost effective changes in the way we operate as well as the reduction in salary expense related to the special option program discussed in Part I, Item 1, Footnote 7 of this Form 10-Q. As a percentage of total revenue, selling, general and administrative expense decreased 7.3% to 57.7% for the six-month period ended December 31, 2001 compared to 65.0% for the six-month period ended December 31, 2000.

     Total Other Expense decreased by $483 for the six-month period ended December 31, 2001 to $2 compared to $485 for the six-months period ended December 31, 2000. This was due to a decrease in the interest expense associated with the convertible debt and revolving line of credit and a reduction in foreign currency transaction expense for the Company’s foreign subsidiary.

     Net loss for the six-month period ended December 31, 2001 was $798 compared to $2,474 for the six-month period ended December 31, 2000. The Company did not provide for income taxes due to the significant net operating loss carryforwards available.

Liquidity and Capital Resources

     The Company has generally experienced losses since its inception as a network security company. The Company’s historical uses of cash have been to fund net losses from operations, establish inventory stocking levels, and fund capital expenditures for property, equipment and software. For the quarter ended December 31, 2001, the Company earned net income of approximately $110 on revenues of approximately $5,753. For the quarter ended December 31, 2000, the Company incurred a net loss of approximately $614 on revenues of approximately $6,349.

     The consolidated financial statements do not include any adjustments relating to the realization of assets and the recognition and satisfaction of liabilities that might be necessary as a result of the matters described in this Item 2 or Part II, Item 1 of this report.

     At December 31, 2001, the Company had cash and cash equivalents on hand of $5,239 representing an increase of $468 from $4,771 as of June 30, 2001. Accounts payable and accrued liabilities decreased $404, accounts receivable increased $29, property and equipment decreased $231, and inventory levels increased $235 compared to June 30, 2001.

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
December 31, 2001
(Unaudited)

     The Company’s principal sources of liquidity at December 31, 2001, consisted of cash, accounts receivable, and vendor trade credit. The Company’s line of credit with Coast Business Credit was paid in full and terminated as of December 31, 2001.

     In March 2001, the Company purchased products from a third-party supplier for resale to the Company’s customer. The customer returned the products to the Company for defectiveness and the Company subsequently returned the products for defectiveness to the third-party supplier and has not paid for the products. The third-party supplier has demanded payment. The Company believes it does not have any obligation to pay for those products. The total amount in dispute is approximately $88.

     During October 2001, certain officers and employees elected to participate in a special stock option program offered by the Company. Employees could elect a base salary reduction which then entitled them to receive a specified number of stock options to purchase shares of the Company’s common stock at the then current market price of $1.30 per share. Approximately 1,751,000 stock options, with a one-year vesting period that will expire in 10 years from the grant date were issued related to this offering.

     On October 24, 2001, the Board of Directors of the Company resolved that upon Mr. David Proctor’s resignation as Chairman of the Board effective November 15, 2001, additional vesting of 16,667 options to purchase the Company’s common stock granted on April 26, 2000, with the options remaining exercisable through May 15, 2002. There was no accounting effect as a result of this resolution.

     Based upon information currently available to the Company, including the Company’s current level of sales, its margins on sales, its expected levels of expense, opportunities for selling additional network security products and the availability of additional equity and debt financing, the Company believes that it has an opportunity to execute on its business plans and achieve profitability in the long term. There can be no assurance, however, that the Company will be able to execute on its business plans, or that it will not be required to obtain additional financing or capital infusions. There can be no assurance that the Company will be able to secure additional financing or that such additional financing will be on terms and conditions acceptable to the Company. Any additional financing may involve dilution of the interests of the Company’s then existing shareholders. The future liquidity of the Company will be affected by numerous factors, including sales volumes, gross margins, the levels of selling, general and administrative expenses, levels of required capital expenditures and access to external sources of financing. Other recent and possible future events that could also materially impact the Company’s ability to successfully execute on its business plans are described in Information Relating to Forward Looking Statements of this Report on Form 10-Q.

Information Relating to Forward Looking Statements

     Statements regarding future products, prospects, profitability, business plans and strategies, future revenues and revenue sources, future liquidity and capital resources, future computer network security market directions, future acceptance of the Company’s products and possible growth in markets, as well as all other statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements.

     Forward-looking statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that the actual results might differ materially from those suggested or projected in the forward-looking statements. Accordingly, there can be no assurance that the forward-looking

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
December 31, 2001
(Unaudited)

statements will occur or that results will not vary significantly from those described in the forward-looking statements. Some of the factors that might cause future actual events to differ from those predicted or assumed include: future advances in technologies and computer security; the Company’s history of annual net operating losses and the financing of these losses through the sale of assets and newly issued Company securities; the Company’s ability to execute on its business plans; the Company’s dependence on outside parties such as its key customers and alliance partners; competition from major computer hardware, software, and networking companies; risk and expense of government regulation and effects on changes in regulation; the limited experience of the Company in marketing its products; uncertainties associated with product performance liability; risks associated with growth and expansion; global economic conditions, overall network security spending, risks associated with obtaining and maintaining patent and intellectual property right protection, uncertainties in availability of expansion capital in the future and other risks associated with capital markets, including the events of September 11, 2001 and its repercussions. In addition, certain events that have occurred also are factors that might cause future actual events to differ from those predicted or assumed, including: the impact of the restatement of financial results for the Company’s fiscal year ended June 30, 1997 and quarters ended September 30, 1997, December 31, 1997 and March 31, 1998; the completion of the numerous organizational changes and the assembly of a new management team for CyberGuard; the outcome of a purported class action lawsuit against the Company and former executive officers and directors of the Company, relating to the restatement of financial results for the fiscal periods noted above and a Securities and Exchange Commission investigation regarding these matters; and the de-listing of the Company from the NASDAQ National Market. In addition, the forward-looking statements herein involve assumptions, risks and uncertainties, including, but not limited to economic, competitive, operational, management, governmental, regulatory, litigation and technological factors affecting the Company’s operations, liquidity, capital resources, markets, strategies, products, prices and other factors discussed elsewhere herein and in the other documents filed by the Company with the Securities and Exchange Commission. Many of the foregoing factors are beyond the Company’s control.

     The Company’s future success is based largely on its ability to develop and sell increasingly technologically advanced network security solutions in sufficient volume and at sufficient prices to become profitable on a consistent basis. In addition, the network security market is characterized by extremely rapid technological change, requiring rapid product development. The velocity of technological change has accelerated, and the Company believes that it is important to its future that it keeps pace with these changes. The Company believes that competition will continue to intensify in the rapidly evolving markets in which the Company is involved, and that the continued development of technologically advanced products will be necessary to keep its products current. The Company believes that its ability to generate adequate cash flow from operations will be critical to its future.

Item 3.  Quantitative and Qualitative Disclosures Concerning Market Risk

     We have limited exposure to financial market risks, including changes in interest rates. The fair value of our investments or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investments. A fluctuation in interest rates would not significantly affect interest expense on debt obligations since a significant portion of the debt obligation is at a fixed rate of interest.

     The Company uses the U.S. Dollar as its reporting currency for financial statement purposes. The Company conducts business in numerous countries around the world through its European subsidiary that uses the local currency to denominate its transactions. Therefore, the Company is subject to certain risks associated with fluctuating foreign currencies. The resulting changes in the financial statements do not indicate any underlying changes in the financial position of the international subsidiary, but merely

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
December 31, 2001
(Unaudited)

reflect the adjustment in the carrying value of the net assets of this subsidiary at the current U.S. dollar exchange rate.

     Due to the long-term nature of the Company’s investment in this subsidiary, the translation adjustments resulting from these exchange rate fluctuations are excluded from the results of operations and recorded in a separate component of consolidated stockholders’ equity. The Company monitors its currency exposure but does not hedge its translation exposure due to the high economic costs of such a program and the long-term nature of its investment in its European subsidiary.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

Litigation

     On August 24, 1998, the Company announced, among other things, that due to a review of its revenue recognition practices relating to distributors and resellers, it would restate prior financial results. After the August 24, 1998 announcement, twenty-five purported class action lawsuits were filed by alleged shareholders against the Company and certain former officers and directors. Pursuant to an order issued by the Court, these actions have been consolidated into one action, styled Stephen Cheney, et al. v. CyberGuard Corporation, et al., Case No. 98-6879-CIV-Gold, in the United States District Court, Southern District of Florida. On August 23, 1999, the plaintiffs filed a Consolidated and Amended Class Action Complaint. This action seeks damages purportedly on behalf of all persons who purchased or otherwise acquired the Company’s common stock during various periods from November 7, 1996 through August 24, 1998. The complaint alleges, among other things, that as a result of accounting irregularities relating to the Company’s revenue recognition policies, the Company’s previously issued financial statements were materially false and misleading and that the defendants knowingly or recklessly published these financial statements which caused the Company’s common stock prices to rise artificially. The action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Subsequently, the defendants, including the Company, filed their respective motions to dismiss the Consolidated and Amended Class Action Complaint. On July 31, 2000, the Court issued a ruling denying the Company’s and Robert L. Carberry’s (the Company’s CEO from June 1996 through August 1998) motions to dismiss. The court granted the motions to dismiss with prejudice for defendants William D. Murray (the Company’s CFO from November 1997 through August 1998), Patrick O. Wheeler (the Company’s CFO from April 1996 through October 1997), C. Shelton James (the Company’s former Audit Committee Chairman), and KPMG Peat Marwick LLP (“KPMG”). On August 14, 2000, the plaintiffs filed a motion for reconsideration of that order. The Company filed an answer to the plaintiffs’ Consolidated and Amended Class Action Complaint on August 24, 2000. On March 20, 2001, the Court ruled on the plaintiffs’ motion for reconsideration that the previously dismissed defendants William D. Murray, Patrick O. Wheeler and C. Shelton James should not have been dismissed from the action and shall be defendants in this action under the control person liability claims under Section 20(a) of the Exchange Act, and that the plaintiffs may amend the Consolidated and Amended Class Action Complaint to bring claims against C. Shelton James under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On April 5, 2001, the plaintiffs filed their Second Consolidated and Amended Class Action Complaint to include amended claims against C. Shelton James. On May 10, 2001, the Company filed an answer and affirmative defenses to plaintiff’s Second Consolidated and Amended Class Action Complaint. On April 20, 2001, the plaintiffs filed amended motion for class certification. Both parties are currently conducting class certification and limited merits discovery. The trial date is set to begin on June 2, 2003.

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
December 31, 2001
(Unaudited)

     The Company’s obligation to indemnify its officers and directors under the aforementioned lawsuit is insured to the extent of the limits of the applicable insurance policies. The Company has notified its insurance carrier of the existence of the lawsuit, and the carrier has sent the Company a reservation of rights letter. The Company intends to vigorously defend this action, and believes that in the event that it is unsuccessful, insurance coverage will be available to defray a portion, or substantially all, of the expense of defending and settling the lawsuit or paying a judgment. However, the Company is unable to predict the ultimate outcome of the litigation. There can be no assurance that the Company will be successful in defending the lawsuit or, if unsuccessful, that insurance will be available to pay all or any portion of the expense of the lawsuit. If the Company is unsuccessful in defending the lawsuit and the insurance coverage is unavailable or insufficient, the resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial position, results of operations, and cash flows. The Company’s consolidated financial statements do not include any adjustments related to these matters.

     In August 1998, the Securities and Exchange Commission (“SEC”) commenced an informal inquiry into certain accounting and financial reporting practices of the Company and its officers, directors and employees. On March 25, 1999, the SEC issued a formal order of investigation (which the Company learned of on September 27, 1999) into certain accounting and financial reporting practices of the Company and its officers, directors and employees.

     On January 30, 2002, CyberGuard entered into a settlement with the SEC without admitting or denying any of the SEC’s findings. The settlement resulted in the issuance of an administrative order by the SEC finding that CyberGuard violated the following books and records provisions of the Exchange Act: Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B), as well as the Exchange Act rules for those provisions. The SEC alleged that CyberGuard had improperly written off certain capitalized software costs relating to its Firewall Version 2 software at the end of its 1996 fiscal year. Also, the SEC alleged that CyberGuard engaged in improper recognition of revenue during all of 1997 through the third quarter of fiscal year 1998 ending March 31, 1998. The order does not make any finding of fraudulent conduct by CyberGuard. The administrative order requires that CyberGuard cease and desist from committing or causing any future violations of the books and records provisions of the Exchange Act. No monetary penalty or other sanctions were imposed on CyberGuard.

     The administrative order also sanctions two former officers of CyberGuard for their role. Specifically, CyberGuard’s former Chief Financial Officer, William D. Murray, and CyberGuard’s former President and Chief Operating Officer, Tommy D. Steele, were found to have been a cause of CyberGuard’s books and records violations and to have committed violations of Section 13(b)(5) of the Exchange Act. They were also ordered to cease and desist from future violations.

     In addition, the Company is also aware that on January 30, 2002 the SEC filed an enforcement action in the United States District Court, Southern District of Florida against CyberGuard’s former Chief Executive Officer and Chairman of CyberGuard’s Board of Directors, Robert L. Carberry; CyberGuard’s former Chief Financial Officer and Vice President of North American Sales and current Vice President of Business Development, Patrick O. Wheeler; and CyberGuard’s former Controller, Steven S. Gallers. The SEC alleges violations of Sections 10(b) and 13(b)(5) of the Exchange Act and Rules 10b- 5 and 13b-2-1 thereunder by Carberry, Wheeler and Gallers and additional violations of Rule 13b2-2 by Carberry and Wheeler. SEC vs. Wheeler et al., Case No. 02-60131-CIV-Graham. The SEC is seeking permanent injunctive relief against future violations of the Exchange Act as well as civil monetary penalties against all three defendants and permanent bars against serving as officers and directors of a public company against Wheeler and Gallers. On January 30, 2002, simultaneously with the filing of the complaint, Carberry reached a settlement with the SEC without admitting or denying the allegations of the complaint, by consenting to the entry of a final judgment permanently enjoining him from violating

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
December 31, 2001
(Unaudited)

the foregoing provisions and requiring him to pay a $50,000 civil penalty. The Company is unable to determine at this time what impact the SEC proceedings against the remaining defendants will have on the Company.

     On September 16, 1999, the Company filed a lawsuit against KPMG and August A. Smith, the KPMG engagement partner. The lawsuit is pending in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Case No. 00-004102-CACE-14. On May 1, 2000, the Company filed the First Amended Complaint, alleging that KPMG failed to properly audit the Company’s financial statements and provided inaccurate advice on accounting matters for fiscal years 1996, 1997 and 1998. The action alleges professional malpractice, breach of fiduciary duty, breach of contract and breach of implied duty of good faith, and seeks damages in excess of $10 million. KPMG and Mr. Smith filed motions to dismiss, which were denied. In August 2000, KPMG and Mr. Smith filed their answers and KPMG filed counterclaims against the Company, alleging the Company’s breach of contract, negligent misrepresentation and abuse of process, and seeking an unspecified amount of damages consisting of unpaid service fees and legal fees and costs. The Company filed an answer to KPMG’s counterclaims and moved to dismiss KPMG’s abuse of process counterclaim. On April 9, 2001, the Court dismissed the abuse of process counterclaim with prejudice.

     On November 2, 2001, the Company filed a lawsuit against Data Return Corporation in the United States District Court of the Southern District of Florida, alleging breach of contract, and seeking, among other remedies, damages of approximately $4.2 million. On November 26, 2001, Data Return Corporation filed an answer and affirmative defenses. On or about January 15, 2002, Data Return Corporation filed a motion challenging the jurisdiction of the U.S. District Court, Southern District of Florida.

     The Company is involved from time to time in other litigation on various matters relating to the conduct of its business. The Company believes that these other litigation matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

     The Company continually evaluates the possibility of re-listing its shares of Common Stock on a national securities market or exchange and may seek such re-listing at an appropriate time, although there can be assurance that the Company will be able to have its shares of Common Stock re-listed at any time in the future.

Item 2.  Changes in Securities and Use of Proceeds

None

Item  3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

     On December 6, 2001, the Company held its Annual Meeting of Shareholders at the Marriott by Courtyard at Cypress Creek, in Fort Lauderdale, Florida. Scott J. Hammack, Richard L. Scott, and David L. Manning were nominated as members to the Board of Directors for a period of three years and Daniel J. Moen was nominated as a member to the Board of Directors for a period of one year. Mr. Hammack received 17,329,576 votes in favor of his appointment, while 230,884 shares were withheld, Mr. Scott received 17,328,570 votes in favor of his appointment, while 231,890 shares were withheld, Mr. Manning received 17,329,573 votes in favor of his appointment, while 230,887 shares were withheld and Mr. Moen received 17,329,534 votes in favor of his appointment, while 230,926 shares were withheld.

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
December 31, 2001
(Unaudited)

     Two other matters were brought for vote during the annual meeting: the approval of the Second Amended and Restated Employee Stock Option Plan and the ratification of Grant Thornton LLP as the Company’s independent public accountants for the fiscal year ending June 30, 2002. The amendment to approve the Second Amended and Restated Employee Stock Option Plan was passed with 9,624,806 votes in favor, 402,585 votes against and 44,646 votes abstaining. The ratification of Grant Thornton LLP was passed with 17,523,762 votes in favor, 20,986 votes against, and 15,711 votes abstaining.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Exhibit Description
10.1	Employment Agreement Amendment dated October 1, 2001 between the Company and Scott Hammack.
10.2	Employment Agreement Amendment dated October 1, 2001 between the Company and Patrick Clawson.
10.3	Employment Agreement Amendment dated October 1, 2001 between the Company and Michael Matte.
10.4	Employment Agreement Amendment dated October 1, 2001 between the Company and Michael Wittig.
10.5	Employment Agreement Amendment dated October 1, 2001 between the Company and Adriana Kovalovska.
10.6	Second Amended and Restated Employee Stock Option Plan dated September 4, 1998, as amended through October 16, 2001(1)

(b)	Reports filed on Form 8-K during the quarter ended December 31, 2001: The Company filed no reports on Form 8-K during the quarter ended December 31, 2001.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (Commission File Number 333-73852, filed on November 21, 2001).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 5, 2001	CYBERGUARD CORPORATION

	By:	/s/Scott Hammack

Chairman and Chief Executive Officer

	By:	/s/Michael Matte

Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)