Form 10-Q
period 2002-03-31
CYBERGUARD CORP
filed 2002-05-15
CIK 927133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________

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

     Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).

Yes [X] No [     ]

and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [     ]

     As of April 30, 2002, 18,984,419 shares of the Registrant’s $0.01 par value Common Stock were outstanding.

TABLE OF CONTENTS

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

SIGNATURES

EXHIBITS

CYBERGUARD CORPORATION

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBERGUARD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	Mar. 31,	Mar. 31,	Mar. 31,	Mar. 31,
	2002	2001	2002	2001

Revenues:

Products	$4,557	$6,072	$11,526	$13,951

Services	1,734	1,563	5,093	4,080

Total revenues	6,291	7,635	16,619	18,031

Cost of revenues:

Products	1,377	1,696	3,243	3,576

Services	511	606	1,455	1,796

Total cost of revenues	1,888	2,302	4,698	5,372

Gross profit	4,403	5,333	11,921	12,659

Operating expenses:

Research and development	1,239	1,682	3,598	4,109

Selling, general and administrative	3,079	4,199	9,034	10,958

Total operating expenses	4,318	5,881	12,632	15,067

Operating income/(loss)	85	(548)	(711)	(2,408)

Other income/(expense):

Interest income/(expense), net	13	(310)	40	(749)

Gain/(loss) on sale of assets	0	(1)	(17)	12

Other expense	(17)	(29)	(29)	(88)

Total other expense	(4)	(340)	(6)	(825)

Income/(loss) before cumulative effect of change in accounting principle	$81	$(888)	$(717)	$(3,233)

Cumulative effect of change in accounting principle	0	0	0	(129)

Net Income/(loss)	$81	$(888)	$(717)	$(3,362)

Basic earnings/(loss) per common share:

Before cumulative effect of change in accounting principle	$0.00	$(0.06)	$(0.04)	$(0.28)

Cumulative effect of change in accounting principle	$—	$—	$—	$(0.01)

Net Income/(loss) per common share	$0.00	$(0.06)	$(0.04)	$(0.29)

Weighted average common shares outstanding	18,883	14,891	18,700	11,525

Diluted earnings/(loss) per common share:

Before cumulative effect of change in accounting principle	$0.00	$(0.06)	$(0.04)	$(0.28)

Cumulative effect of change in accounting principle	$—	$—	$—	$(0.01)

Net Income/(loss) per common share	$0.00	$(0.06)	$(0.04)	$(0.29)

Diluted common shares outstanding	22,369	14,891	18,700	11,525

See accompanying notes to condensed consolidated financial statements

CYBERGUARD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)
(Amounts in thousands)

	Mar. 31,	June 30,
	2002	2001

ASSETS

Cash and cash equivalents	$5,441	$4,771

Restricted cash	20	780

Accounts receivable, less allowance for uncollectible accounts of $30 at Mar. 31, 2002 and $36 at June 30, 2001	5,156	4,147

Inventories, net	471	294

Other current assets	973	1,065

Total current assets	12,061	11,057

Property and equipment at cost, less accumulated depreciation of $2,117 at Mar. 31, 2002 and $1,710 at June 30, 2001	982	1,211

Capitalized software, net	360	741

Other assets	91	90

Total assets	$13,494	$13,099

LIABILITIES AND SHAREHOLDERS’ EQUITY

Line of credit and note payable	234	919
Accounts payable	945	967

Convertible debenture, net	52	62

Deferred revenue	3,359	2,308

Accrued expenses and other liabilities	2,259	2,369

Total liabilities	6,849	6,625

Shareholders’ equity

Common stock par value $0.01 authorized 50,000 shares issued and outstanding 18,970 at Mar. 31, 2002 and 18,429 at June 30, 2001	190	184

Additional paid-in capital	88,424	87,557

Accumulated deficit	(82,183)	(81,467)

Accumulated other comprehensive income	214	200

Total shareholders’ equity	6,645	6,474

Total liabilities and shareholders’ equity	$13,494	$13,099

See accompanying notes to condensed consolidated financial statements

CYBERGUARD CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

(Unaudited)
(Amounts in thousands)

	Nine Months Ended

	Mar. 31,	Mar. 31,
	2002	2001

Cash flows from operating activities:

Net loss	$(717)	$(3,362)

Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:

Depreciation	504	569

Amortization	554	1,073

Gain/loss on disposal of property & equipment	17	—

Provision for uncollectible accounts receivable	30	92

Provision for inventory reserve	0	(4)

Compensation expense related to the modification of stock options	106	168

Non-cash expense for company 401(k) match	193	166

Beneficial conversion feature on Aug 1999 and Dec 2000 convertible debt	—	162

Changes in assets and liabilities
Restricted cash	760	38

Accounts receivable	(1,039)	(1,650)

Other current assets	93	(284)

Inventories	(140)	(331)

Accounts payable	(22)	(128)

Accrued expenses and other liabilities	(111)	619

Deferred revenue	1,051	26

Other, net	13	302

Net cash provided by/(used in) operating activities	1,292	(2,544)

Cash flows used in investing activities:

Capitalized software costs	(172)	(360)

Proceeds from the sale of property & equipment	11	—

Purchase of property & equipment	(338)	(740)

Net cash used in investing activities	(499)	(1,100)

Cash flows provided by/(used in) financing activities:

Borrowings on notes payable	257	—

Repayment on notes payable	(830)	11

Net repayments on line of credit	(113)	(1,062)

Issuance of convertible debt	—	1,000

Proceeds from stock options exercised	403	185

Proceeds from issuance of common stock	160	30

Proceeds from exercise of stock purchase warrants	—	4,804

Proceeds from sale of securities	—	500

Net cash provided by/(used in) financing activities	(123)	5,468

Net increase in cash	670	1,824

Cash and cash equivalents at beginning of period	4,771	2,497

Cash and cash equivalents at end of period	$5,441	$4,321

Supplemental disclosure of cash flow information:

Cash paid for interest	55	608

Cash paid for income taxes	—	—

     During fiscal year 2002, the Company’s CEO, Scott Hammack, participated in a special intion program which required the Company to record compensation expense of $47 for the nine-months ended March 31, 2002. During fiscal year 2001, approximately 310,000 options to purchase shares of the Company’s common stock were issued at a below market price which required the Company to record approximately $59 in compensation expense during the nine-months ended March 31, 2002 and $27 in compensation expense for the quarter ended March 31, 2001. During fiscal year 2001, the expiration date of approximately 129,000 options to purchase shares of the Company’s common stock was extended by three years which required the Company to record compensation expense of approximately $68 during the quarter ended March 31, 2001. During fiscal year 2001, the Company extended the exercise period of approximately 150,000 options to purchase shares of the Company’s common stock which required the Company to record approximately $73K

     During the quarter ended December 31, 2000, the Company recorded $129 as a cumulative effect of a change in accounting principle and $33 in expense associated with the recognition of the effective conversion price related to the convertible debt issued in August 1999 and December 2000.

See accompanying notes to condensed consolidated financial statements

CYBERGUARD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
Amounts in thousands, except per share data
(unaudited)

1. BASIS OF PRESENTATION

     CyberGuard Corporation (the “Company”) has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate so as to make the information contained not misleading. These interim financial statements and the notes should be read in conjunction with the financial statements and the notes included in the Company’s Form 10-K for the year ended June 30, 2001 and the risk factors set forth in the Company’s annual report on form 10-K, including, without limitation, risk related to the factors listed below. In the Company’s opinion, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the information shown have been included. Generally accepted accounting standards also requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclose contingent assets and liabilities at the date of the financial statements. Significant estimates include those made for software development costs, reserve for inventories, the allowance for uncollectible accounts, and contingencies. Actual results could differ from those estimates.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     SOFTWARE DEVELOPMENT COSTS—The Company capitalizes costs related to the development of certain software products in accordance with Statement of Financial Accounting Standards No. 86, “Accounting For the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”) which requires capitalization to begin when technological feasibility has been established and ends when the product is available for general release to customers. Software development costs incurred prior to technological feasibility, defined by completion of a working model, are considered research and development costs and are expensed as incurred. Capitalized costs are amortized using the straight-line method over two years. The Company did not capitalize software development costs for the quarter ended March 31, 2002.

     REVENUE RECOGNITION—CyberGuard recognizes revenue in accordance with the accounting standards for the software companies, including Statement of Position (SOP) 97-2 “Software Revenue Recognition” as amended by SOP 98-9, and related interpretations, including Technical Practices Aids. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101 “Revenue Recognition in Financial Statements” as amended by SAB 101A and 101B. SAB 101 summarizes certain of the SEC views in applying generally accepted accounting principles to revenue recognition in financial statements. Cyberguard believes its current revenue recognition policies and practices are consistent with the current accounting standards. We generally recognize revenue on product shipment, however, when factors indicate that the sales price in a reseller or distributor arrangement is not fixed or that a reasonable basis for estimating the degree of collectibility of the receivable does not exist, revenue is recognized as cash is received. During the quarter ended March 31, 2002, the revenue recognition policy for three resellers was changed from cash basis to accrual, based on a reasonable assurance of collectibility from evaluating their payment histories. The impact was to increase revenue by approximately $624 for the quarter ended March 31, 2002 and approximately $1,155 for the nine-months ended March 31, 2002.

     Revenue on post contract customer support is deferred and amortized using the straight-line method over the term of the contract. The Company also provides professional support services, which are

CYBERGUARD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
Amounts in thousands, except per share data
(unaudited)

available under Service Agreements and charged for separately. These services are generally provided under time and materials contracts and revenue is recognized as the service is provided.

     PRINCIPLES OF CONSOLIDATION—The consolidated financial statements include the accounts of Cyberguard and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

     NET LOSS PER SHARE—Basic income/(loss) per share is computed by dividing net income/(loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings/(loss) per share data is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the treasury method and the convertible debt using the “if-converted” method. When the effects of the outstanding stock options, warrants and/or convertible securities are anti-dilutive, they are not included in the calculation of diluted earnings/(loss) per share.

     The table below illustrates the components of earnings per share:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2002	2001	2002	2001

Income/(loss) before accounting change	$81	($888)	($717)	($3,233)

Cumulative effect of accounting change	0	0	0	(129)

Net Income/(loss) available for common shareholders	$81	($888)	($717)	($3,362)

Average outstanding shares of common stock	18,883	14,891	18,700	11,525

Dilutive effect of:

Employee stock options	2,570	0	0	0

Convertible debt	53	0	0	0

Warrants	863	0	0	0

Common stock and common stock equivalents	22,369	14,891	18,700	11,525

Earnings/(loss) per share before accounting change:

Basic	0.00	(0.06)	(0.04)	(0.28)

Diluted	0.00	(0.06)	(0.04)	(0.28)

Earnings/(loss) per share after accounting change:

Basic	0.00	(0.06)	(0.04)	(0.29)

Diluted	0.00	(0.06)	(0.04)	(0.29)

     The results of operations for the nine months ended March 31, 2002 are not necessarily indicative of the results of operations that may be expected for the year ending June 30, 2002.

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

CYBERGUARD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
Amounts in thousands, except per share data
(unaudited)

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

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

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not expect that the application of the provisions of SFAS No. 143 will have an impact on the Company’s operations.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are to be applied prospectively. SFAS No. 144 clarifies the accounting for impairment of long-lived assets to be disposed of, including the disposal of business segments and major lines of business. The Company does not expect that the application of the provisions of SFAS No. 144 will have an impact on the Company’s operations.

     In November 2001, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) issued EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. The EITF reconciled selected guidance provided in Issue Nos. 00-14, 00-22, and 00-25, addressing the income statement classification of certain promotional payments. Primarily effective in 2002, the Company does not expect that the application of the provisions of EITF No. 01-9 will have a material impact on the Company’s operations.

4. LITIGATION

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

CYBERGUARD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
Amounts in thousands, except per share data
(unaudited)

Cyberguard Corporation, et al., Case No. 98-6879-CIV-Gold, in the United States District Court, Southern District of Florida. On August 23, 1999, the plaintiffs filed a Consolidated and Amended Class Action Complaint. This action seeks damages purportedly on behalf of all persons who purchased or otherwise acquired the Company’s common stock during various periods from November 7, 1996 through August 24, 1998. The complaint alleges, among other things, that as a result of accounting irregularities relating to the Company’s revenue recognition policies, the Company’s previously issued financial statements were materially false and misleading and that the defendants knowingly or recklessly published these financial statements which caused the Company’s common stock prices to rise artificially. The action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Subsequently, the defendants, including the Company, filed their respective motions to dismiss the Consolidated and Amended Class Action Complaint. On July 31, 2000, the Court issued a ruling denying the Company’s and Robert L. Carberry’s (the Company’s CEO from June 1996 through August 1998) motions to dismiss. The court granted the motions to dismiss with prejudice for defendants William D. Murray (the Company’s CFO from November 1997 through August 1998), Patrick O. Wheeler (the Company’s CFO from April 1996 through October 1997), C. Shelton James (the Company’s former Audit Committee Chairman), and KPMG Peat Marwick LLP (“KPMG”). On August 14, 2000, the plaintiffs filed a motion for reconsideration of that order. The Company filed an answer to the plaintiffs’ Consolidated and Amended Class Action Complaint on August 24, 2000. On March 20, 2001, the Court ruled on the plaintiffs’ motion for reconsideration that the previously dismissed defendants William D. Murray, Patrick O. Wheeler and C. Shelton James should not have been dismissed from the action and shall be defendants in this action under the control person liability claims under Section 20(a) of the Exchange Act, and that the plaintiffs may amend the Consolidated and Amended Class Action Complaint to bring claims against C. Shelton James under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On April 5, 2001, the plaintiffs filed their Second Consolidated and Amended Class Action Complaint to include amended claims against C. Shelton James. On May 10, 2001, the Company filed an answer and affirmative defenses to plaintiff’s Second Consolidated and Amended Class Action Complaint. On April 20, 2001, the plaintiffs filed amended motion for class certification. The Company has filed with the Court its opposition to class certification. The Court will be holding oral argument on the issue in May 2002 and will decide whether the lawsuit will proceed as a class action shortly thereafter. The trial date is set to begin on June 2, 2003.

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

CYBERGUARD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
Amounts in thousands, except per share data
(unaudited)

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

     In addition, the Company is also aware that on January 30, 2002 the SEC filed an enforcement action in the United States District Court, Southern District of Florida against CyberGuard’s former Chief Executive Officer and Chairman of CyberGuard’s Board of Directors, Robert L. Carberry; CyberGuard’s former Chief Financial Officer and Vice President of North American Sales and current Vice President of Business Development, Patrick O. Wheeler; and CyberGuard’s former Controller, Steven S. Gallers. The SEC alleges violations of Sections 10(b) and 13(b)(5) of the Exchange Act and Rules 10b- 5 and 13b-2-1 thereunder by Carberry, Wheeler and Gallers and additional violations of Rule 13b2-2 by Carberry and Wheeler. SEC vs. Wheeler et al., Case No. 02-60131-CIV-Graham. The SEC is seeking permanent injunctive relief against future violations of the Exchange Act as well as civil monetary penalties against all three defendants and permanent bars against serving as officers and directors of a public company against Wheeler and Gallers. On January 30, 2002, simultaneously with the filing of the complaint, Carberry reached a settlement with the SEC without admitting or denying the allegations of the complaint, by consenting to the entry of a final judgment permanently enjoining him from violating the foregoing provisions and requiring him to pay a $50,000 civil penalty. The Company agreed to pay $25,000 to Robert L. Carberry in connection with the settlement and release of any potential indemnification claim by Mr. Carberry with respect to the SEC action. The Company is unable to determine at this time what impact the SEC proceedings against the remaining defendants will have on the Company.

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

CYBERGUARD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
Amounts in thousands, except per share data
(unaudited)

and abuse of process, and seeking an unspecified amount of damages consisting of unpaid service fees and legal fees and costs. The Company filed an answer to KPMG’s counterclaims and moved to dismiss KPMG’s abuse of process counterclaim. On April 9, 2001, the Court dismissed the abuse of process counterclaim with prejudice.

     On November 2, 2001, the Company filed a lawsuit against Data Return Corporation in the United States District Court of the Southern District of Florida, alleging breach of contract, and seeking, among other remedies, damages of approximately $4.2 million. On November 26, 2001, Data Return Corporation filed an answer and affirmative defenses. On or about January 15, 2002, Data Return Corporation filed a motion challenging the jurisdiction of the U.S. District Court, Southern District of Florida. On or about March 27, 2002, the action was dismissed by the U.S. District Court for the Southern District of Florida on jurisdictional grounds. The Company continues to consider its alternatives with respect to this litigation, including whether to re-file the action in a different jurisdiction.

     The Company is involved from time to time in other litigation on various matters relating to the conduct of its business. The Company believes that these other litigation matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

     The Company has and continues to evaluate and pursue the possibility of re-listing its shares of Common Stock on a national securities market or exchange. There can be no assurance that the Company will be able to have its shares of Common Stock re-listed at any time in the future.

5. SUBSEQUENT EVENTS

     On April 24, 2002, William Rubin was appointed to the Board of Directors.

CYBERGUARD CORPORATION

March 31, 2002
(Dollars in thousands, except per share data)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains forward-looking statements about future results, which are subject to risks, and uncertainties, including those discussed below. These statements relate to future events or our future financial performance. In many cases you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “intend”, or “continue”, or the negative of such terms and other comparable terminology. However, the absence of these words does not mean that the statements are not forward-looking. Forward-looking statements include statements about our plans, objectives, expectations, intentions and other statements that are not historical facts. They are subject to known and unknown risks and uncertainties and assumptions that could cause our actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, the risks described in Part II, Item 7, of the Company’s 10-K for the year ended June 30, 2001. You should not unduly rely on these forward-looking statements, which apply only as of the date of this quarterly report. We undertake no obligation to update any forward-looking statements to reflect new information, circumstances or events after the date of this report. These forward-looking statements are only predictions.

     The Company provides a full suite of products and services for the network security industry. The products offered by the Company include the CyberGuard® Firewall and VPN, proprietary and third party technology (such as authentication, virus scanning, encryption, advanced reporting, high availability and centralized management), and consulting, support, and installation services.

RESULTS OF OPERATIONS

The quarter ended March 31, 2002 compared to the quarter ended March 31, 2001

NET REVENUES

     Net revenues consist primarily of network security products and support related to these products. For the quarter ended March 31, 2002, net revenues decreased by $1,344 to $6,291 compared to $7,635 for the quarter ended March 31, 2001. The decrease was comprised of a decrease of $1,515 in network security product revenues and an increase of $171 in service revenues. Total international revenue represented approximately 73.6% of total revenues for the three months ended March 31, 2002, compared to approximately 53.0% for the three months ended March 31, 2001.

     We believe the decrease in network security product revenues was primarily the result of a deferral in spending by some of the Company’s major customers due to the general slow down in the economy, changes in our sales and marketing organization and the aftermath of the events of September 11, 2001. In addition, during the current fiscal year the Company re-focused its sales effort from direct customer sales to distribution through value-added resellers (VARs). As a result of this change in strategy, direct customer sales decreased during the current quarter and for the nine-months ended March 31, 2002 versus the same period last year. We believe the focus on VARs will provide greater depth and distribution for our products. Although the change in the sales strategy did not have an immediate positive impact to revenue, we believe it will result in a larger distribution base for future revenue growth. Network security products accounted for 72.4% of revenues during the quarter ended March 31, 2002 as compared to 79.5% of revenues during the quarter ended March 31, 2001.

CYBERGUARD CORPORATION

March 31, 2002
(Dollars in thousands, except per share data)

     Service revenue includes maintenance contracts related to new product sales, renewal maintenance contracts for products previously deployed, training, installation and consulting services. The increase in service revenue corresponds to the growth in the Company’s customer base and its timing of renewal maintenance. Support services for network security products accounted for 27.6% of revenues during the quarter ended March 31, 2002 as compared to 20.5% of revenues during the quarter ended March 31, 2001.

GROSS PROFIT

     Gross profit as a percentage of revenues remained constant at 70% for quarters ended March 31, 2002 and 2001.

     The Company’s gross margin has been, and will continue to be, affected by a variety of factors including, competition, the mix and average selling prices of products, new product introductions and enhancements, and the fluctuations in manufacturing volumes. We must continue to manage each of these factors effectively for our gross margins to remain at their current level.

OPERATING EXPENSES, OTHER INCOME AND EXPENSE AND NET INCOME/(LOSS)

     Research and development expense includes salaries, non-capitalized equipment, software tools, and depreciation from capital equipment and software. Research and development expense decreased by $443 to $1,239 for the quarter ended March 31, 2002 compared to $1,682 for the quarter ended March 31, 2001. The decrease is in part the result of a reduction in headcount and the reduction in salary expense related to the special option program discussed in Part I, Item 1, Footnote 7 of the Form 10Q filed with the SEC for quarter ending December 31, 2001. As a percentage of total revenues, research and development expense decreased 2.3% to 19.7% for the quarter ended March 31, 2002 from 22.0% for the quarter ended March 31, 2001.

     We expect to increase our research and development costs in total dollars to enhance and expand our current product offerings and develop new products. We also expect research and development costs to increase at a slower rate than revenues and therefore, expect to see a gradual reduction over time in these expenses as a percentage of total revenues. We plan to continue to make the necessary investment in research and development to keep our products at a competitive advantage.

     Selling, general and administrative expense includes salaries, commissions, costs associated with the executive, human resource, finance and administrative support functions, and legal and accounting professional services. Selling, general and administrative expense decreased by $1,120 to $3,079 for the quarter ended March 31, 2002 from $4,199 for the quarter ended March 31, 2001. The decrease reflects the Company’s continued focus on streamlining its operations and making cost effective changes in the way we operate, a reduction in headcount and the reduction in salary expense related to the special option program referred to above. As a percentage of total revenue, selling, general and administrative expense decreased 6.1% to 48.9% for the quarter ended March 31, 2002 compared to 55.0% for the quarter ended March 31, 2001.

     Total Other Expense decreased $336 for the quarter ended March 31, 2002 to $4 compared to $340 for the quarter ended March 31, 2001. This is due to a decrease in the interest expense associated with the convertible debt that was converted in January 2001 and revolving line of credit paid off in December 2001, and a reduction in foreign currency transaction expense for the Company’s foreign subsidiary.

CYBERGUARD CORPORATION

March 31, 2002
(Dollars in thousands, except per share data)

     Net income for the quarter ended March 31, 2002 was $81 compared to a net loss of $888 for the quarter ended March 31, 2001. The Company did not provide for income taxes due to the significant net operating loss carryforwards available.

     The nine-month period ended March 31, 2002 compared to the nine-month period ended March 31, 2001

NET REVENUES

     Net revenues consist primarily of network security products and support related to these products. For the nine-month period ended March 31, 2002, net revenues decreased $1,412 to $16,619 compared to $18,031 for the nine-months ended March 31, 2001. The decrease was comprised of a decrease of $2,425 in network security product revenues and an increase of $1,013 in service revenues. Total international revenue represented approximately 63.3% of total revenues for the nine-months ended March 31, 2002, compared to approximately 48.6% for the nine-months ended March 31, 2001.

     The decrease in network security product revenues was primarily the result of a deferral in spending by some of the Company’s major customers due to the general downturn in business and the aftermath of the events of September 11, 2001, which was partially offset by an increase in service revenue. In addition, during the current fiscal year the Company re-focused its sales effort from direct customer sales to distribution through value-added resellers (VARs). As a result of this change in strategy, direct customer sales have decreased for the nine-months ended March 31, 2002 compared to the same period last year. We believe the focus on VARs will provide greater depth and distribution for our products. Although the change in the sales strategy did not have an immediate positive impact to revenue, we believe it will result in a larger distribution base for future revenue growth. Network security products accounted for 69.4% of revenues during the nine-month period ended March 31, 2002 as compared to 77.4% of revenues during the nine-month period ended March 31, 2001.

     Service revenue includes maintenance contracts related to new product sales, renewal maintenance contracts for products previously deployed, training, installation and consulting services. The increase in service revenue corresponds to the growth in the Company’s customer base and its timing of renewal maintenance. Support services for network security products accounted for 30.6% of revenues during the nine-month period ended March 31, 2002 as compared to 22.6% of revenues during the nine-month ended March 31, 2001.

GROSS PROFIT

     Gross profit as a percentage of revenues increased to 71.7% for the nine-month period ended March 31, 2002 from 70.2% for the nine-month period ended March 31, 2001. This increase reflects a reduced cost of service coupled with the increase in support revenue generated from additional maintenance renewal contracts entered into during the current year compared to the previous year.

     The Company’s gross margin has been, and will continue to be, affected by a variety of factors including, competition, the mix and average selling prices of products, new product introductions and enhancements, and the fluctuations in manufacturing volumes. We must continue to manage each of these factors effectively for our gross margins to remain at their current level.

CYBERGUARD CORPORATION

March 31, 2002
(Dollars in thousands, except per share data)

OPERATING EXPENSES, OTHER INCOME AND EXPENSE AND NET LOSS

     Research and development expense includes salaries, non-capitalized equipment, software tools, and depreciation from capital equipment and software. Research and development expense decreased by $511 to $3,598 for the nine-month period ended March 31, 2002 compared to $4,109 for the nine-month period ended March 31, 2001. The decrease is in part the result of a reduction in headcount and the reduction in salary expense related to the special option program discussed above. As a percentage of total revenue, research and development expense decreased 1.2% to 21.6% for the nine-month period ended March 31, 2002 from 22.8% for the nine-month period ended March 31, 2001. Capitalized software costs for the nine-month period ended March 31, 2002 were $172 compared to $360 for the nine-month period ended March 31, 2001.

     We expect to increase our research and development costs in total dollars to enhance and expand our current product offerings and develop new products. We also expect research and development costs to increase at a slower rate than revenues and therefore, expect to see a gradual reduction over time in these expenses as a percentage of total revenues. We plan to continue to make the necessary investment in research and development to keep our products at a competitive advantage.

     Selling, general and administrative expense includes salaries, commissions, costs associated with the executive, human resource, finance and administrative support functions, and legal and accounting professional services. Selling, general and administrative expense decreased by $1,924 to $9,034 for the nine-month period ended March 31, 2002 from $10,958 for the nine-month period ended March 31, 2001. The decrease reflects the Company’s continued focus on streamlining its operations and making cost effective changes in the way we operate, a reduction in headcount and the reduction in salary expense related to the special option program discussed above. As a percentage of total revenue, selling, general and administrative expense decreased 6.4% to 54.4% for the nine-month period ended March 31, 2002 compared to 60.8% for the nine-month period ended March 31, 2001.

     Total Other Expense decreased by $819 for the nine-month period ended March 31, 2002 to $6 compared to $825 for the nine-months period ended March 31, 2001. This was due to a decrease in the interest expense associated with the convertible debt converted in January 2001 and revolving line of credit paid off in December 2001, and a reduction in foreign currency transaction expense for the Company’s foreign subsidiary.

     Net loss for the nine-month period ended March 31, 2002 was $717 compared to $3,362 for the nine-month period ended March 31, 2001. The Company did not provide for income taxes due to the significant net operating loss carryforwards available.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has generally experienced losses since its inception as a network security company. The Company’s historical uses of cash have been to fund net losses from operations, establish inventory stocking levels, and fund capital expenditures for property, equipment and software. For the quarter ended March 31, 2002, the Company earned net income of approximately $81 on revenues of approximately $6,291. For the quarter ended March 31, 2001, the Company incurred a net loss of approximately $888 on revenues of approximately $7,635.

CYBERGUARD CORPORATION

March 31, 2002
(Dollars in thousands, except per share data)

     The consolidated financial statements do not include any adjustments relating to the realization of assets and the recognition and satisfaction of liabilities that might be necessary as a result of the matters described in this Item 2 or Part II, Item 1 of this report.

     At March 31, 2002, the Company had cash and cash equivalents on hand of $5,441 representing an increase of $670 from $4,771 as of June 30, 2001. Accounts payable and accrued liabilities decreased $132, accounts receivable increased $1,009, property and equipment decreased $229, and inventory levels increased $177 compared to June 30, 2001.

     The Company’s principal sources of liquidity at March 31, 2002, consisted of cash, accounts receivable, and vendor trade credit. The Company’s line of credit with Coast Business Credit was paid in full and terminated as of December 31, 2001.

     On March 19, 2002, the Company announced that its securities are now trading on the Over the Counter Bulletin Board (OTCBB) under the symbol “CYBG”.

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

     Based upon information currently available to the Company, including the Company’s current level of sales, its margins on sales, its expected levels of expense, opportunities for selling additional network security products and the availability of additional equity and debt financing, the Company believes that it has an opportunity to execute on its business plans and achieve profitability in the long term. There can be no assurance, however, that the Company will be able to execute on its business plans, or that it will not be required to obtain additional financing or capital infusions. There can be no assurance that the Company will be able to secure additional financing or that such additional financing will be on terms and conditions acceptable to the Company. Any additional financing may involve dilution of the interests of the Company’s then existing shareholders. The future liquidity of the Company will be affected by numerous factors, including sales volumes, gross margins, the levels of selling, general and administrative expenses, levels of required capital expenditures and access to external sources of financing. Other recent and possible future events that could also materially impact the Company’s ability to successfully execute on its business plans are described in Information Relating to Forward Looking Statements of this Item on Form 10-Q.

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

     Forward-looking statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that the actual results might differ materially from those suggested or projected in

CYBERGUARD CORPORATION

March 31, 2002
(Dollars in thousands, except per share data)

the forward-looking statements. Accordingly, there can be no assurance that the forward-looking statements will occur or that results will not vary significantly from those described in the forward-looking statements. Some of the factors that might cause future actual events to differ from those predicted or assumed include: future advances in technologies and computer security; the Company’s history of annual net operating losses and the financing of these losses through the sale of assets and newly issued Company securities; the Company’s ability to execute on its business plans; the Company’s dependence on outside parties such as its key customers and alliance partners; competition from major computer hardware, software, and networking companies; risk and expense of government regulation and effects on changes in regulation; the limited experience of the Company in marketing its products; uncertainties associated with product performance liability; risks associated with growth and expansion; global economic conditions, overall network security spending, risks associated with obtaining and maintaining patent and intellectual property right protection, uncertainties in availability of expansion capital in the future and other risks associated with capital markets, including the events of September 11, 2001 and its repercussions. In addition, certain events that have occurred also are factors that might cause future actual events to differ from those predicted or assumed, including: the completion of the numerous organizational changes and the assembly of a new management team for CyberGuard; the outcome of a purported class action lawsuit against the Company and former executive officers and directors of the Company; and the de-listing of the Company from the NASDAQ National Market. In addition, the forward-looking statements herein involve assumptions, risks and uncertainties, including, but not limited to economic, competitive, operational, management, governmental, regulatory, litigation and technological factors affecting the Company’s operations, liquidity, capital resources, markets, strategies, products, prices and other factors discussed elsewhere herein and in the other documents filed by the Company with the Securities and Exchange Commission. Many of the foregoing factors are beyond the Company’s control.

     The Company’s future success is based largely on its ability to develop and sell increasingly technologically advanced network security solutions in sufficient volume and at sufficient prices to become profitable on a consistent basis. In addition, the network security market is characterized by extremely rapid technological change, requiring rapid product development. The velocity of technological change has accelerated, and the Company believes that it is important to its future that it keeps pace with these changes. The Company believes that competition will continue to intensify in the rapidly evolving markets in which the Company is involved, and that the continued development of technologically advanced products will be necessary to keep our products current. The Company believes that its ability to generate adequate cash flow from operations will be critical to its future.

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

CYBERGUARD CORPORATION

March 31, 2002
(Dollars in thousands, except per share data)

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

LITIGATION

     On August 24, 1998, the Company announced, among other things, that due to a review of its revenue recognition practices relating to distributors and resellers, it would restate prior financial results. After the August 24, 1998 announcement, twenty-five purported class action lawsuits were filed by alleged shareholders against the Company and certain former officers and directors. Pursuant to an order issued by the Court, these actions have been consolidated into one action, styled Stephen Cheney, et al. v. Cyberguard Corporation, et al., Case No. 98-6879-CIV-Gold, in the United States District Court, Southern District of Florida. On August 23, 1999, the plaintiffs filed a Consolidated and Amended Class Action Complaint. This action seeks damages purportedly on behalf of all persons who purchased or otherwise acquired the Company’s common stock during various periods from November 7, 1996 through August 24, 1998. The complaint alleges, among other things, that as a result of accounting irregularities relating to the Company’s revenue recognition policies, the Company’s previously issued financial statements were materially false and misleading and that the defendants knowingly or recklessly published these financial statements which caused the Company’s common stock prices to rise artificially. The action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Subsequently, the defendants, including the Company, filed their respective motions to dismiss the Consolidated and Amended Class Action Complaint. On July 31, 2000, the Court issued a ruling denying the Company’s and Robert L. Carberry’s (the Company’s CEO from June 1996 through August 1998) motions to dismiss. The court granted the motions to dismiss with prejudice for defendants William D. Murray (the Company’s CFO from November 1997 through August 1998), Patrick O. Wheeler (the Company’s CFO from April 1996 through October 1997), C. Shelton James (the Company’s former Audit Committee Chairman), and KPMG Peat Marwick LLP (“KPMG”). On August 14, 2000, the plaintiffs filed a motion for reconsideration of that order. The Company filed an answer to the plaintiffs’ Consolidated and Amended Class Action Complaint on August 24, 2000. On March 20, 2001, the Court ruled on the plaintiffs’ motion for reconsideration that the previously dismissed defendants William D. Murray, Patrick O. Wheeler and C. Shelton James should not have been dismissed from the action and shall be defendants in this action under the control person liability claims under Section 20(a) of the Exchange Act, and that the plaintiffs may amend the Consolidated and Amended Class Action Complaint to bring claims against C. Shelton James under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On April 5, 2001, the plaintiffs filed their Second Consolidated and Amended Class Action Complaint to include amended claims against C. Shelton James. On May 10, 2001, the Company filed an answer and affirmative defenses to plaintiff’s Second Consolidated and Amended Class Action Complaint. On April 20, 2001, the plaintiffs filed amended motion for class certification. The Company has filed with the Court its opposition to class certification. The Court will be holding oral argument on the issue in May 2002 and will decide whether the lawsuit will proceed as a class action shortly thereafter. The trial date is set to begin on June 2, 2003.

CYBERGUARD CORPORATION

March 31, 2002
(Dollars in thousands, except per share data)

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

     In addition, the Company is also aware that on January 30, 2002 the SEC filed an enforcement action in the United States District Court, Southern District of Florida against CyberGuard’s former Chief Executive Officer and Chairman of CyberGuard’s Board of Directors, Robert L. Carberry; CyberGuard’s former Chief Financial Officer and Vice President of North American Sales and current Vice President of Business Development, Patrick O. Wheeler; and CyberGuard’s former Controller, Steven S. Gallers. The SEC alleges violations of Sections 10(b) and 13(b)(5) of the Exchange Act and Rules 10b- 5 and 13b-2-1 thereunder by Carberry, Wheeler and Gallers and additional violations of Rule 13b2-2 by Carberry and Wheeler. SEC vs. Wheeler et al., Case No. 02-60131-CIV-Graham. The SEC is seeking permanent injunctive relief against future violations of the Exchange Act as well as civil monetary penalties against all three defendants and permanent bars against serving as officers and directors of a public company against Wheeler and Gallers. On January 30, 2002, simultaneously with the filing of the complaint, Carberry reached a settlement with the SEC without admitting or denying the allegations of

CYBERGUARD CORPORATION

March 31, 2002
(Dollars in thousands, except per share data)

the complaint, by consenting to the entry of a final judgment permanently enjoining him from violating the foregoing provisions and requiring him to pay a $50,000 civil penalty. The Company agreed to pay $25,000 to Robert L. Carberry in connection with the settlement and release of any potential indemnification claim by Mr. Carberry with respect to the SEC action. The Company is unable to determine at this time what impact the SEC proceedings against the remaining defendants will have on the Company.

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

     On November 2, 2001, the Company filed a lawsuit against Data Return Corporation in the United States District Court of the Southern District of Florida, alleging breach of contract, and seeking, among other remedies, damages of approximately $4.2 million. On November 26, 2001, Data Return Corporation filed an answer and affirmative defenses. On or about January 15, 2002, Data Return Corporation filed a motion challenging the jurisdiction of the U.S. District Court, Southern District of Florida. On or about March 27, 2002, the action was dismissed by the U.S. District Court for the Southern District of Florida on jurisdictional grounds. The Company continues to consider its alternatives with respect to this litigation, including whether to re-file the action in a different jurisdiction.

     The Company is involved from time to time in other litigation on various matters relating to the conduct of its business. The Company believes that these other litigation matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

     The Company has and continues to evaluate and pursue the possibility of re-listing its shares of Common Stock on a national securities market or exchange. There can be no assurance that the Company will be able to have its shares of Common Stock re-listed at any time in the future.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

CYBERGUARD CORPORATION

March 31, 2002
(Dollars in thousands, except per share data)

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

EXHIBIT NO.	EXHIBIT DESCRIPTION

None

     (b)  Reports filed on Form 8-K during the quarter ended March 31, 2002: The Company filed no reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2002	CYBERGUARD CORPORATION

By: /s/ SCOTT HAMMACK

Chairman and Chief Executive Officer

By: /s/ MICHAEL MATTE

Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)