Form 10-Q
period 2002-09-30
CYBERGUARD CORP
filed 2002-11-08
CIK 927133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2002

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

     Indicate by check ☑ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),

Yes   ☑      No   ☐

and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☑      No   ☐

     As of November 7, 2002, 19,367,551 shares of the Registrant’s $0.01 par value Common Stock were outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 3. Quantitative and Qualitative Disclosures about Market Risk	9
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	9
Item 2. Changes in Securities and Use of Proceeds	11
Item 3. Defaults Upon Senior Securities	11
Item 4. Submission of Matters to a Vote of Security Holders	11
Item 5. Other Information	11
Item 6. Exhibits and Reports on Form 8-K	11
SIGNATURES
EXHIBITS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CYBERGUARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands)

	Sept. 30,	June 30,
	2002	2002

ASSETS
Cash and cash equivalents	$7,154	$6,166
Restricted cash	31	44
Accounts receivable, less allowance for uncollectible accounts of $282 at Sept. 30, 2002 and $109 at June 30, 2002	5,053	5,152
Inventories, net	291	442
Other current assets	1,202	801

Total current assets	13,731	12,605
Property and equipment at cost, less accumulated depreciation of $2,547 at Sept. 30, 2002 and $2,335 at June 30, 2002	1,326	1,212
Capitalized software, net	256	219
Other assets	70	94

Total assets	$15,383	$14,130

LIABILITIES AND SHAREHOLDERS’ EQUITY
Note payable	78	140
Accounts payable	1,064	778
Deferred revenue	3,644	3,951
Accrued expenses and other liabilities	2,435	2,305

Total liabilities	$7,221	$7,174
Commitments and Contingencies	—	—
Shareholders’ equity
Preferred Stock par value $0.01; authorized 5 shares; none issued	—	—
Common stock par value $0.01; authorized 50,000 shares issued and outstanding 19,268 at Sept. 30, 2002 and 19,100 at June 30, 2002	193	191
Additional paid-in capital	88,966	88,673
Accumulated deficit	(81,144)	(82,075)
Accumulated other comprehensive income	147	167

Total shareholders’ equity	8,162	6,956

Total liabilities and shareholders’ equity	$15,383	$14,130

See accompanying notes to consolidated financial statements

CYBERGUARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended

	Sept. 30,	Sept. 30,
	2002	2001

Revenues:
Products	$4,874	$3,001
Services	2,226	1,575

Total revenues	7,100	4,576
Cost of revenues:
Products	1,224	736
Services	552	451

Total cost of revenues	1,776	1,187

Gross profit	5,324	3,389

Operating expenses:
Research and development	1,047	1,356
Selling, general and administrative	3,322	2,969

Total operating expenses	4,369	4,325

Operating income/(loss)	955	(936)

Other income/(expense):
Interest income/(expense), net	28	22
Gain/(loss) on sale of assets	(36)	(3)
Other income	(16)	9

Total other income/(expense)	(24)	28

Net income/(loss)	$931	$(908)

Basic earnings/(loss) per common share	$0.05	$(0.05)

Weighted average number of common shares outstanding	19,181	18,552

Diluted earnings/(loss) per common share	0.04	$(0.05)

Diluted common shares outstanding	22,172	18,552

See accompanying notes to consolidated financial statements

CYBERGUARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended

	Sept. 30,	Sept. 30,
	2002	2001

Cash flows from operating activities
Net income/(loss)	$931	$(908)
Adjustment to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation	219	195
Amortization	66	195
Loss on disposal of fixed assets	36	24
Interest on convertible debt	—	2
Provision for uncollectible accounts receivable	173	19
Provision for inventory reserve	20	3
Compensation expense related to stock options	50	27
Non cash expense for company 401(k) match	41	—
Translation adjustment	(20)	32
Changes in assets and liabilities
Restricted cash	13	65
Accounts receivable	(74)	(554)
Other current assets	(401)	(17)
Inventories	(2)	(135)
Accounts payable	286	(537)
Accrued expenses and other liabilities	130	(556)
Deferred revenue	(307)	1,015
Other, net	24	—

Net cash provided by/(used in) operating activities	1,185	(1,130)

Cash flows used in investing activities
Capitalized software costs	(103)	—
Purchase of property & equipment	(236)	(118)

Net cash used in investing activities	(339)	(118)

Cash flows provided by financing activities
Repayment of notes payable	(62)	(8)
Net borrowings under revolving line of credit	—	124
Proceeds from stock options exercised	168	132
Proceeds from sale of common stock in stock purchase plan	36	162

Net cash provided by financing activities	142	410

Net increase/(decrease) in cash	988	(838)
Cash and cash equivalents at beginning of period	6,166	4,771

Cash and cash equivalents at end of period	$7,154	$3,933

Supplemental disclosure of cash flow information
Cash paid for interest	2	20

Cash paid for income taxes	—	—

During January 2001, approximately 310 options to purchase shares of the Company’s common stock were issued at a below market price, which required the Company to record approximately $5 and $27 in compensation expense for the quarter ended September 2002 and 2001 respectively.

See accompanying notes to consolidated financial statements

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2002
Amounts in thousands, except per share data
(Unaudited)

1. Basis of Presentation

     CyberGuard Corporation (the “Company”) has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate so as to make the information contained not misleading. These interim financial statements and the notes should be read in conjunction with the financial statements and the notes included in the Company’s 10-K for the year ended June 30, 2002 and the risk factors set forth in the Company’s annual report on Form 10-K, including, without limitation, risk related to the factors listed below. In the Company’s opinion, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the information shown have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an on-going basis, we evaluate significant estimates used in preparing our financial statements, including revenue recognition, bad debt, software development cost, inventory valuation, and deferred taxes. We based our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

2. Summary of Significant Accounting Policies

     Software Development Costs—The Company capitalizes costs related to the development of certain software products in accordance with Statement of Financial Accounting Standards No. 86, “Accounting For the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”) which requires capitalization to begin when technological feasibility has been established and ends when the product is available for general release to customers. Software development costs incurred prior to technological feasibility, defined by implementation of a beta project, are considered research and development costs and are expensed as incurred. Capitalized costs are amortized on a straight-line method over two years. The Company capitalized $103 in software development costs for the quarter ended September 30, 2002.

     Revenue Recognition—Revenues from product sales are recognized only when a contract or agreement has been executed, delivery of the product has occurred, the fee is fixed and determinable and we believe collection is probable. While we generally recognize product revenue on product shipment, we defer revenues on product sales for value added resellers until the partners demonstrate consistency of payment within terms and no product returns for a three month period. Service revenues are recognized ratably on a monthly basis over the service contract term. Service revenues primarily include the annual fee for maintenance, which is sold as part of our security solutions, and for subscription renewals from our existing customers and end users. These services provide our customers access to our worldwide support organization for product updates, general security information and technical support. During the quarter ended September 30, 2002, fourteen (14) resellers were changed from cash basis to accrual, based on a reasonable assurance of collectibility from evaluating their payment histories. The impact was to increase revenue by approximately $252 for the quarter ended September 30, 2002.

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2002
Amounts in thousands, except per share data
(Unaudited)

     Revenue on post-contract customer support is deferred and amortized by the straight-line method over the term of the contracts. The Company also provides professional support services, which are available under service agreements and charged for separately. These services are generally provided under time and materials contracts and revenue is recognized as the service is provided.

     Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

     Net Income Per Share—Basic income/(loss) per share is computed by dividing net income/(loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings/(loss) per share data is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the treasury method. When the effects of the outstanding stock options, warrants and/or convertible securities are anti-dilutive, they are not included in the calculation of diluted earnings/(loss) per share.

     The table below illustrates the components of earnings per share:

	Three Months Ended	Three Months Ended
	September 30, 2002	September 30, 2001

Net Income/(loss)	$931	$(908)

Weighted average number of common shares outstanding	19,181	18,552
Dilutive effect of:
Employee stock options	2,307	0
Warrants	684	0

Weighted average number of common shares outstanding	22,172	18,552

Earnings/(loss) per share
Basic	0.05	(0.05)
Diluted	0.04	(0.05)

     The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results of operations that may be expected for the year ending June 30, 2003.

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

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2002
Amounts in thousands, except per share data
(Unaudited)

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

3. Recent Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” as liabilities for these costs are now recognized when incurred rather than at the date an entity commits to an exit plan. The provisions of SFAS 146 are effective, on a prospective basis, for exit or disposal activities initiated by the Company after December 31, 2002. The Company believes SFAS 146 will not have any impact on the Company at this time.

4. Contingencies

     Refer to PART II, Item 1.

CYBERGUARD CORPORATION
September 30, 2002
(Dollars in thousands, except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Form 10-Q contains forward-looking statements about future results, which are subject to risks, and uncertainties, including those discussed below. These statements relate to future events or our future financial performance. In many cases you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “intend”, or “continue”, or the negative of such terms and other comparable terminology. However, the absence of these words does not mean that the statements are not forward-looking. Forward-looking statements include statements about our plans, objectives, expectations, intentions and other statements that are not historical facts. They are subject to known and unknown risks and uncertainties and assumptions that could cause our actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, the risks described in Part II, Item 7, of the Company’s 10-K for the year ended June 30, 2002. You should not unduly rely on these forward-looking statements, which apply only as of the date of this quarterly report. We undertake no obligation to update any forward-looking statements to reflect new information, circumstances or events after the date of this report. These forward-looking statements are only predictions.

     The Company provides a full suite of products and services for the network security industry. The products offered by the Company include the CyberGuard® Firewall and VPN, proprietary and third party technology (such as authentication, virus scanning, encryption, advanced reporting, high availability and centralized management), and consulting, support, and installation services.

Results of Operations

The quarter ended September 30, 2002 compared to the quarter ended September 30, 2001

Net Revenues

     Net revenues consist primarily of the network security products and support related to these products. For the quarter ended September 30, 2002, net revenues increased by $2,524 to $7,100 compared to $4,576 for the quarter ended September 30, 2001. The increase was comprised of an increase in product sales of $1,873 and services of $651. Total international revenue represented approximately 50% of total revenues for the three months ended September 30, 2002 compared to approximately 49% for the three months ended September 30, 2001.

     The increase in revenues for the quarter ended September 30, 2002 is the result of increased focus in the security industry by consumers in both commercial and government sectors. All three worldwide regions experience significant product revenue growth during the quarter ended September 30, 2002. This growth is attributable to several key factors:

•	New channel partner traction

•	Worldwide government purchases

•	Continuing development of our Middle East market space

•	More seasoned sales force

     Service revenue includes maintenance contracts related to new product sales, renewal maintenance contracts for products previously deployed, training, installation and consulting services. The increase in service revenue corresponds to the growth in the Company’s customer base and its timing of renewal maintenance. Support services for network security products accounted for 31% of revenues during the

CYBERGUARD CORPORATION
September 30, 2002
(Dollars in thousands, except per share data)

quarter ended September 30, 2002 as compared to 34% of revenues during the quarter ended September 30, 2001.

Gross Profit

     Gross Profit as a percentage of revenues was at 75% for the quarter ended September 30, 2002 compared to 74% for the quarter ended September 30, 2001.

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

Operating Expenses, Other Income and Expense and Net Income/(Loss)

     Research and development expense includes salaries, non-capitalized equipment, software tools, and depreciation from capital equipment and software. Research and development expense decreased by $309 to $1,047 for the quarter ended September 30, 2002 compared to $1,356 for the quarter ended September 30, 2001. The decrease is in part the result of a reduction in headcount and the reduction in salary expense related to the special option program discussed in Part I, Item 1, Footnote 7 of the 10Q filed with the SEC for quarter ending December 31, 2001. Additionally, approximately $103 of research and development cost was capitalized during the quarter ended September 30, 2002. As a percentage of total revenue, research and development expense decreased to 15% for the quarter ended September 30, 2002 from 30% for the quarter ended September 30, 2001.

     We expect to increase our research and development costs in total dollars to enhance and expand our current product offerings and develop new products. We also expect research and development costs to increase at a slower rate than revenues. We plan to continue to make the necessary investment in research and development to keep our products at a competitive advantage.

     Selling, general and administrative expense includes salaries, commissions, costs associated with the executive, human resource, finance and administrative support functions, and legal and accounting professional services. Selling, general and administrative expense increased by $353 to $3,322 for the quarter ended September 30, 2002 from $2,969 for the quarter ended September 30, 2001.

     The increase in selling, general and administrative expenses for the quarter ended September 30, 2002, of $353 is attributable to increases in the sales and marketing area related to increased headcount for additional inside sales people, severance costs related to employee termination in the Europe, Middle East and Africa region and expansion of personnel within our US Government sales force.

     Total Other Expense increased $52 for the quarter ended September 30, 2002 to $24 compared to income of $28 for the quarter ended September 30, 2001. The increase in expense is due to loss on sale of assets during the quarter of $36, and the net effect of a foreign currency loss for the quarter.

     Net income for the quarter ended September 30, 2002 was $931 compared to a net loss of $908 for the quarter ended September 30, 2001. The Company did not provide for income taxes due to its estimate of the effective tax rate expected to be applicable for the full fiscal year and the significant net operating loss carryforwards available.

CYBERGUARD CORPORATION
September 30, 2002
(Dollars in thousands, except per share data)

Liquidity and Capital Resources

     The Company has generally experienced losses since its inception as a network security company. The Company’s historical uses of cash have been to fund net losses from operations, establish inventory stocking levels, and fund capital expenditures for property, equipment and software. For the quarter ended September 30, 2002, the Company earned net income of approximately $931 on revenues of approximately $7,100. For the quarter ended September 30, 2001, the Company incurred a net loss of approximately $908 on revenues of approximately $4,576.

     At September 30, 2002, the Company had cash and cash equivalents on hand of $7,154 representing an increase of $988 from $6,166 as of June 30, 2002. Accounts payable and accrued liabilities increased $416, accounts receivable increased $74, property and equipment increased $236, and other current assets increased by $401 compared to June 30, 2001.

     The Company’s principal sources of liquidity at September 30, 2002, consisted of cash, accounts receivable, and vendor trade credit.

     We believe our existing cash; cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months. However, we may be required or could elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending on support, product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancement to existing products, and market acceptance of our products. Other recent and possible future events that could also materially impact the Company’s ability to successfully execute on its business plans are described in Information Relating to Forward Looking Statements of this Item on Form 10-Q.

     We have no other agreements or arrangements for third parties to provide us with sources of liquidity and capital resources, including off balance sheet arrangements.

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

CYBERGUARD CORPORATION
September 30, 2002
(Dollars in thousands, except per share data)

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

We recognize revenues for product sales only when a contract or agreement has been executed, delivery of the product has occurred, the fee is fixed and determinable and we believe collection is probable. While we generally recognize product revenue on product shipment, we defer revenues on product sales for value added resellers until the partners demonstrate consistency of payment within terms and no product returns for a three-month period. Service revenues are recognized ratably on a monthly basis over the service contract term.

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

CYBERGUARD CORPORATION
September 30, 2002
(Dollars in thousands, except per share data)

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

     Forward-looking statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that the actual results might differ materially from those suggested or projected in the forward-looking statements. Accordingly, there can be no assurance that the forward-looking statements will occur or that results will not vary significantly from those described in the forward-looking statements. Some of the factors that might cause future actual events to differ from those predicted or assumed include: future advances in technologies and computer security; the Company’s history of annual net operating losses and the financing of these losses through the sale of assets and newly issued Company securities; the Company’s ability to execute on its business plans; the Company’s dependence on outside parties such as its key customers and alliance partners; competition from major computer hardware, software, and networking companies; risk and expense of government regulation and effects on changes in regulation; the limited experience of the Company in marketing its products; uncertainties associated with product performance liability; risks associated with growth and expansion; global economic conditions, overall network security spending, risks associated with obtaining and maintaining patent and intellectual property right protection, uncertainties in availability of expansion capital in the future and other risks associated with capital markets, including the events of September 11, 2001 and its repercussions. In addition, certain events that have occurred also are factors that might cause future actual events to differ from those predicted or assumed, including: the impact of the restatement of financial results for the Company’s fiscal year ended June 30, 1997 and quarters ended September 30, 1997, December 31, 1997 and March 31, 1998; the completion of the numerous organizational changes and the assembly of a new management team for CyberGuard; the outcome of a class action lawsuit against the Company relating to the restatement of financial results for the fiscal periods noted above. In addition, the forward-looking statements herein involve assumptions, risks and uncertainties, including, but not limited to economic, competitive, operational, management, governmental, regulatory, litigation and technological factors affecting the Company’s operations, liquidity, capital resources, markets, strategies, products, prices and other factors discussed elsewhere herein and in the other documents filed by the Company with the Securities and Exchange Commission. Many of the foregoing factors are beyond the Company’s control.

CYBERGUARD CORPORATION
September 30, 2002
(Dollars in thousands, except per share data)

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

     On August 24, 1998, the Company announced, among other things, that due to a review of its revenue recognition practices relating to distributors and resellers, it would restate prior financial results. After the August 24, 1998 announcement, twenty-five purported class action lawsuits were filed by alleged shareholders against the Company and certain former officers and directors. Pursuant to an order issued by the Court, these actions have been consolidated into one action, styled Stephen Cheney, et al. v. CyberGuard Corporation, et al., Case No. 98-6879-CIV-Gold, in the United States District Court, Southern District of Florida. On August 23, 1999, the plaintiffs filed a Consolidated and Amended Class Action Complaint. This action seeks damages purportedly on behalf of all persons who purchased or otherwise acquired the Company’s common stock during various periods from November 7, 1996 through August 24, 1998. The complaint alleges, among other things, that as a result of accounting irregularities relating to the Company’s revenue recognition policies, the Company’s previously issued financial statements were materially false and misleading and that the defendants knowingly or recklessly published these financial statements which caused the Company’s common stock prices to rise artificially. The action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Subsequently, the defendants, including the Company, filed their respective motions to dismiss the Consolidated and Amended Class Action Complaint. On July 31, 2000, the Court issued a ruling denying the Company’s and Robert L. Carberry’s (the Company’s CEO from June 1996 through August 1998)

CYBERGUARD CORPORATION
September 30, 2002
(Dollars in thousands, except per share data)

motions to dismiss. The court granted the motions to dismiss with prejudice for defendants William D. Murray (the Company’s CFO from November 1997 through August 1998), Patrick O. Wheeler (the Company’s CFO from April 1996 through October 1997), C. Shelton James (the Company’s former Audit Committee Chairman), and KPMG Peat Marwick LLP (“KPMG”). On August 14, 2000, the plaintiffs filed a motion for reconsideration of that order. The Company filed an answer to the plaintiffs’ Consolidated and Amended Class Action Complaint on August 24, 2000. On March 20, 2001, the Court ruled on the plaintiffs’ motion for reconsideration that the previously dismissed defendants William D. Murray, Patrick O. Wheeler and C. Shelton James should not have been dismissed from the action and shall be defendants in this action under the control person liability claims under Section 20(a) of the Exchange Act, and that the plaintiffs may amend the Consolidated and Amended Class Action Complaint to bring claims against C. Shelton James under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On April 5, 2001, the plaintiffs filed their Second Consolidated and Amended Class Action Complaint to include amended claims against C. Shelton James. On May 10, 2001, the Company filed an answer and affirmative defenses to plaintiffs’ Second Consolidated and Amended Class Action Complaint. On August 14, 2002, the Court granted the plaintiffs’ Motion for Class Certification and certified the class to include all investors who acquired the Company’s common stock between November 7, 1996 and August 24, 1998 and were damaged by the purchase of such stock. The trial is scheduled for March 2004. The parties are currently conducting discovery.

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

CYBERGUARD CORPORATION
September 30, 2002
(Dollars in thousands, except per share data)

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit No.             Exhibit Description

10.1	—	Retirement Savings Plan, as amended and restated on July 1, 2002(1).
99.01	—	Certification by Scott J. Hammack, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.02	—	Certification by Michael D. Matte, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (Commission File Number 333-58262), filed on July 19, 2002.

(b)	Reports filed on Form 8-K during the quarter ended September 30, 2002: The Company filed no reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2002	CYBERGUARD CORPORATION

	By:	/s/ Scott J. Hammack

Chairman and Chief Executive Officer

	By:	/s/ Michael D. Matte

Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Scott J. Hammack, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q for CyberGuard Corporation;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/S/ SCOTT J. HAMMACK

Scott J. Hammack
Chief Executive Officer

I, Michael D. Matte, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q for CyberGuard Corporation;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/S/ MICHAEL D. MATTE

Michael D. Matte
Chief Financial Officer