Form 10-Q
period 2002-12-31
CYBERGUARD CORP
filed 2003-02-14
CIK 927133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2002

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

Yes   ☑    No   ☐

     As of February 5, 2003, 19,975,951 shares of the Registrant’s $0.01 par value Common Stock were outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CYBERGUARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2002	2001	2002	2001

Revenues:
Products	5,795	3,968	10,668	6,969
Services	2,438	1,785	4,665	3,359

Total revenues	8,233	5,753	15,333	10,328

Cost of revenues:
Products	1,398	1,130	2,622	1,866
Services	721	493	1,273	944

Total cost of revenues	2,119	1,623	3,895	2,810

Gross profit	6,114	4,130	11,438	7,518

Operating expenses:
Research and development	1,207	1,003	2,254	2,359
Selling, general and administrative	3,543	2,986	6,865	5,955

Total operating expenses	4,750	3,989	9,119	8,314

Operating income (loss)	1,364	141	2,319	(796)

Other income/(expense):
Interest income/(expense), net	25	5	54	27
Gain/(loss) on sale of assets	3	(14)	(33)	(17)
Other income/(expense):	116	(22)	100	(12)

Total other income/(expense)	144	(31)	121	(2)
Net income (loss)	1,508	110	2,440	(798)

Basic earnings (loss) per common share	$0.08	$0.01	$0.13	$(0.04)

Weighted average number of common shares outstanding	19,475	18,667	19,328	18,610

Diluted earnings (loss) per common share	$0.06	$0.01	$0.10	$(0.04)

Diluted common shares outstanding	24,316	19,267	23,479	18,610

See accompanying notes to condensed consolidated financial statements

CYBERGUARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands)

	Dec. 31,	June 30,
	2002	2002

ASSETS
Cash and cash equivalents	$8,931	$6,166
Restricted cash	75	44
Accounts receivable, less allowance for uncollectible accounts of $437 at Dec. 31, 2002 and $109 at June 30, 2002	6,487	5,152
Inventories, net	147	442
Other current assets	1,174	801

Total current assets	16,814	12,605
Property and equipment at cost, less accumulated depreciation of $2,850 at Dec. 31, 2002 and $2,335 at June 30, 2002	1,338	1,212
Capitalized software, net	246	219
Other assets	80	94

Total assets	$18,478	$14,130

LIABILITIES AND SHAREHOLDERS’ EQUITY
Note payable	$96	$140
Accounts payable	887	778
Deferred revenue	4,677	3,951
Accrued expenses and other liabilities	2,501	2,305

Total liabilities	8,161	7,174
Commitments and Contingencies	—	—
Shareholders’ equity
Preferred Stock par value $0.01; authorized 5 shares; none issued	—	—
Common stock par value $0.01; authorized 50,000 shares issued and outstanding 19,734 at Dec. 31, 2002 and 19,100 at June 30, 2002	197	191
Additional paid-in capital	89,662	88,673
Accumulated deficit	(79,635)	(82,075)
Accumulated other comprehensive income	93	167

Total shareholders’ equity	10,317	6,956

Total liabilities and shareholders’ equity	$18,478	$14,130

See accompanying notes to condensed consolidated financial statements

CYBERGUARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six Months Ended

	Dec. 31,	Dec. 31,
	2002	2001

Cash flows from operating activities:
Net income/(loss)	$2,440	$(798)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	476	353
Amortization	152	380
Loss on disposal of property & equipment	33	16
Interest on convertible debt	—	3
Provision for uncollectible accounts receivable	328	38
Provision for inventory reserve	—	2
Compensation expense related to stock options	70	55
Non cash expense for company 401(k) match	123	117
Translation adjustment	(74)	20
Changes in assets and liabilities
(Increase)/Decrease in restricted cash	(31)	707
(Increase) in accounts receivable	(1,663)	(66)
(Increase)/Decrease in other current assets	(374)	223
(Increase) in inventories	(320)	(237)
Increase/(Decrease) in accounts payable	110	(538)
Increase in accrued expenses and other liabilities	196	17
Increase in deferred revenue	726	977
Decrease/(Increase) in other, net	14	(1)

Net cash provided by operating activities	2,206	1,268

Cash flows used in investing activities:
Capitalized software costs	(179)	(182)
Proceeds from the sale of property & equipment	—	10
Purchase of property & equipment	(20)	(148)

Net cash (used in) investing activities	(199)	(320)

Cash flows provided by/(used in) financing activities:
Repayment on notes payable	(44)	(752)
Net repayments on line of credit	—	(113)
Proceeds from stock options exercised	766	168
Proceeds from issuance of common stock in stock purchase plan	36	217

Net cash provided by/(used in) financing activities	758	(480)

Net increase in cash	2,765	468
Cash and cash equivalents at beginning of period	6,166	4,771

Cash and cash equivalents at end of period	$8,931	$5,239

Supplemental disclosure of cash flow information:
Cash paid for interest	3	55

Cash paid for income taxes	—	—

Supplemental disclosure of non-cash information:

During January 2001, approximately 310 options to purchase shares of the Company’s common stock were issued at a below market price, which required the Company to record approximately $11 and $54 in compensation expense for the period ended December 2002 and 2001 respectively.

For the period ended December 31, 2002, approximately $615 of inventory was reclassified to fixed assets.

See accompanying notes to condensed consolidated financial statements

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
December 31, 2002
Amounts in thousands, except per share data
(Unaudited)

1. Basis of Presentation

     CyberGuard Corporation (the “Company”) has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate so as to make the information contained not misleading. These interim financial statements and the notes should be read in conjunction with the financial statements and the notes included in the Company’s 10-K for the year ended June 30, 2002 and the risk factors set forth in the Company’s annual report on Form 10-K, including, without limitation, risk related to the factors listed below. In the Company’s opinion, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the information shown have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an on-going basis, we evaluate significant estimates used in preparing our financial statements, including revenue recognition, bad debt, software development cost, inventory valuation, and reserve for deferred taxes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

2. Summary of Significant Accounting Policies

     Software Development Costs— The Company capitalizes costs related to the development of certain software products in accordance with Statement of Financial Accounting Standards No. 86, “Accounting For the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”) which requires capitalization to begin when technological feasibility has been established and ends when the product is available for general release to customers. Software development costs incurred prior to technological feasibility, defined by implementation of a beta project, are considered research and development costs and are expensed as incurred. Capitalized costs are amortized on a straight-line method over two years. The Company capitalized $76 in software development costs for the quarter ended December 31, 2002 and $179 for the six months ended December 31, 2002.

     Revenue Recognition—Revenues from product sales are recognized only when a contract or agreement has been executed, delivery of the product has occurred, the fee is fixed and determinable and we believe collection is probable. While we generally recognize product revenue on product shipment, we defer revenues on product sales for value added resellers until the partners demonstrate consistency of payment within terms and no product returns for a three-month period. Service revenues are recognized ratably on a monthly basis over the service contract term. Service revenues primarily include the annual fee for maintenance, which is sold as part of our security solutions, and for subscription renewals from our existing customers and end users. These services provide our customers access to our worldwide support organization for product updates, general security information and technical support. For the quarter ended December 31, 2002, no resellers were reclassified from cash basis to accrual and one reseller was reclassified from accrual to cash basis because it did not demonstrate consistency of payment within terms. During the six months ended December 31, 2002, thirteen (13) resellers, net, were changed from cash basis to accrual, based on a reasonable assurance of collectibility from evaluating their payment histories and no product returns. The impact of the reclassification did not have a material effect on revenue.

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
December 31, 2002
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

     The table below illustrates the components of earnings per share:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001

Net Income/(loss)	$1,508	$110	$2,440	$(798)
Weighted average number of common shares outstanding	19,475	18,667	19,328	18,610
Dilutive effect of:
Employee stock options	3,559	536	3,104	0
Warrants	1,282	64	1,047	0
Weighted average number of common shares outstanding	24,316	19,267	23,479	18,610
Earnings/(loss) per share
Basic	0.08	0.01	0.13	(0.04)
Diluted	0.06	0.01	0.10	(0.04)

     The results of operations for the six months ended December 31, 2002 are not necessarily indicative of the results of operations that may be expected for the year ending June 30, 2003.

     The Company’s operating results and financial condition may be impacted by a number of factors including, but not limited to, the following, any of which could cause actual results to vary materially from current and historical results or the Company’s anticipated future results. A portion of the Company’s revenue is derived from its international operations and sources. As a result, the Company’s operations and financial results could be affected by international factors such as; changes in foreign currency exchange rates, weak economic conditions in the international markets in which the Company distributes its products and the potential conflict in the Middle East. The network security industry is highly competitive and competition is expected to intensify. There are numerous companies competing in segments of the market in which the Company does business. Competitors include organizations significantly larger and with more development, marketing and financial resources than the Company. In addition, the Company is subject to risks and uncertainties which include, but are not limited to, the

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
December 31, 2002
Amounts in thousands, except per share data
(Unaudited)

timely development of and acceptance of new products, impact of competitive products, competition for and retention of key management and technology employees, possible attacks on our networks causing changes to the public’s perception of the Company, the ability to secure additional financing, government regulation, inventory obsolescence, the ultimate outcome of certain litigation matters, and cash balances in excess of federally insured limits.

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

     In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123.” SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about those effects in interim financial information. The amendments to SFAS 123 in paragraphs 2(a)-2(e) of the statement shall be effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS 123 in paragraph 2(f) of this statement and the amendment to Opinion 28 in paragraph 3 shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS No. 123. The Company believes that it will continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and will adopt the additional disclosure provisions of SFAS 148 during the first quarter of its year ending December 31, 2003.

4. Contingencies

     Refer to Part II, Item 1.

5. Subsequent Events

On January 23, 2003, the Company signed an Asset Purchase Agreement to acquire certain assets of NetOctave Inc. for approximately $1.5 million in cash and stock. Subject to certain conditions, the transaction is expected to close by March 31, 2003.

CYBERGUARD CORPORATION
December 31, 2002
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

     The Company provides a full suite of products and services for the network security industry. The products offered by the Company include the CyberGuard® Firewall and VPN, proprietary and third party technology and consulting, support, and installation services.

Results of Operations

The quarter ended December 31, 2002 compared to the quarter ended December 31, 2001

Net Revenues

     Net revenues consist primarily of the network security products and maintenance contracts related to these products. For the quarter ended December 31, 2002, net revenues increased by $2,480 to $8,233 compared to $5,753 for the quarter ended December 31, 2001. The increase was comprised of an increase in product sales of $1,827 and services of $653. Total international revenue represented approximately 44% of total revenues for the three months ended December 31, 2002 compared to approximately 55% for the three months ended December 31, 2001. The growth in revenues resulted from strong growth in the US market, particularly in the government sector when compared to the quarter ended December 31, 2001.

     All three worldwide regions experienced significant product revenue growth during the quarter ended December 31, 2002. Network security product revenue accounted for 70% of revenue during the quarter ended December 31, 2002 compared to 69% of revenues during the quarter ended December 31, 2001.

     Service revenue includes maintenance contracts related to new product sales, renewal maintenance contracts for products previously deployed, training, installation and consulting services. The increase in service revenue corresponds to the growth in the Company’s customer base and its timing of renewal maintenance. Support services for network security products accounted for 30% of revenues during the quarter ended December 31, 2002 as compared to 31% of revenues during the quarter ended December 31, 2001.

CYBERGUARD CORPORATION
December 31, 2002
(Dollars in thousands, except per share data)

Gross Profit

     Gross profit as a percentage of revenues increased to 74.3% for the quarter ended December 31, 2002 compared to 71.8% for the quarter ended December 31, 2001. This increase reflects lower components cost. In addition, service revenue increased because of a growing customer base while service costs grew at a slower rate than revenue.

     The Company’s gross margin has been, and will continue to be, affected by a variety of factors including, competition, the mix and average selling prices of products, new product introductions and enhancements, and the fluctuations in manufacturing volumes. We must continue to manage each of these factors effectively for our gross margins to remain at their current level.

Operating Expenses, Other Income and Expense and Net Income

     Research and development expense includes salaries, non-capitalized equipment, software tools, and depreciation from capital equipment and software. Research and development expense increased by $204 to $1,207 for the quarter ended December 31, 2002 compared to $1,003 for the quarter ended December 31, 2001. The increase is the result of additional headcount and the return to full salary following the completion of the special option program discussed in Part I, Item 1, Footnote 7 of the 10Q filed with the SEC for quarter ending December 31, 2001. Additionally, approximately $76 of research and development cost was capitalized during the quarter ended December 31, 2002 compared to $182 for the quarter ended December 31, 2001. As a percentage of total revenue, research and development expense decreased to 14.6% for the quarter ended December 31, 2002 from 17.4% for the quarter ended December 31, 2001. The lower percentage is primarily the result of an increase in revenues.

     We expect to increase our research and development costs in total dollars to enhance and expand our current product offerings and develop new products. We plan to continue to make the necessary investment in research and development to keep our products at a competitive advantage which will include costs associated with the acquisition of NetOctave Inc., discussed in Part I.

     Selling, general and administrative expense includes salaries, commissions, costs associated with the executive, human resource, finance and administrative support functions, and legal and accounting professional services. Selling, general and administrative expense increased by $557 to $3,543 for the quarter ended December 31, 2002 from $2,986 for the quarter ended December 31, 2001.

     The increase in selling, general and administrative expenses for the quarter ended December 31, 2002, of $557 is primarily attributable to increases in the sales and marketing area related to increased headcount for training, marketing, inside sales staff and expansion of personnel within our US Government sales force. Additionally, the return to full salary following the special option program as described above in the discussion on research and development expense also contributed to the increase. Other cost increases included higher expenditures related to advertising and trade show activity.

     Total other income increased $175 for the quarter ended December 31, 2002 to $144 compared to an expense of $31 for the quarter ended December 31, 2001. The increase in other income is due primarily to a foreign currency gain of $116 for the quarter ended December 31, 2002, compared to a foreign currency loss of $22 and a loss on the sale of fixed assets of $14 in the quarter ended December 31, 2001.

     Net income for the quarter ended December 31, 2002 was $1,508 compared to net income of $110 for the quarter ended December 31, 2001. The Company did not provide for income taxes due to its estimate of the effective tax rate expected to be applicable for the full fiscal year and the significant net operating loss carryforwards available.

     The company is currently evaluating the valuation allowance recorded for the Company’s deferred tax asset. Management anticipates that during the quarter ending March 31, 2003, a significant amount of the valuation allowance related to the deferred tax asset will be reversed. This reversal will be based on

CYBERGUARD CORPORATION
December 31, 2002
(Dollars in thousands, except per share data)

management’s estimate and conclusions regarding the ultimate realization of the deferred tax asset, including but not limited to, the company’s recent positive financial results as well as projected earnings through June 30, 2005. The company will continue to evaluate each quarter the amount, if any, of additional reduction of the valuation allowance that should be made. The impact of the reduction of the valuation allowance will be to increase net income in the period the determination is made which is currently anticipated to be March 31, 2003.

The six-month period ended December 31, 2002 compared to the six-month period ended December 31, 2001

Net Revenues

     Net revenues consist primarily of the network security products and maintenance contracts related to these products. For the six-month period ended December 31, 2002, net revenues increased by $5,005 to $15,333 compared to $10,328 for the six-month period ended December 31, 2001. The increase was comprised of an increase in product sales of $3,699 and services of $1,306. Total international revenue represented approximately 48% of total revenues for the six-month period ended December 31, 2002 compared to approximately 54% for the six-month period ended December 31, 2001.

     The increase in revenues for the six-month period ended December 31, 2002 is attributable to several key factors:

•	New channel partner revenue contribution

•	Strong government purchases, particularly in the US market

•	Continued development and contribution from the Europe, Middle East and Africa region

•	More seasoned sales force

     All three worldwide regions experienced significant product revenue growth during the six-month period ended December 31, 2002. Network security product revenue accounted for 70% of revenue during the six-month period ended December 31, 2002 compared to 67% of revenues during the six-month period ended December 31, 2001.

     Service revenue includes maintenance contracts related to new product sales, renewal maintenance contracts for products previously deployed, training, installation and consulting services. The increase in service revenue corresponds to the growth in the Company’s customer base and its timing of renewal maintenance. Support services for network security products accounted for 30% of revenues during the six-month period ended December 31, 2002 compared to 33% of revenues during the quarter ended December 31, 2001.

Gross Profit

     Gross profit as a percentage of revenues increased to 74.6% for the six-month period ended December 31, 2002 compared to 72.8% for the six-month period ended December 31, 2001. This increase reflects lower components cost. In addition, service revenue increased because of a growing customer base while service costs grew at a slower rate than revenue.

     The Company’s gross margin has been, and will continue to be, affected by a variety of factors including, competition, the mix and average selling prices of products, new product introductions and enhancements, and the fluctuations in manufacturing volumes. We must continue to manage each of these factors effectively for our gross margins to remain at their current level.

Operating Expenses, Other Income and Expense and Net Income

CYBERGUARD CORPORATION
December 31, 2002
(Dollars in thousands, except per share data)

     Research and development expense includes salaries, non-capitalized equipment, software tools, and depreciation from capital equipment and software. Research and development expense decreased by $105 to $2,254 for the six-month period ended December 31, 2002 compared to $2,359 for the six-month period ended December 31, 2001. The decrease is the result of the reduction in salary expense related to the special option program discussed in Part I, Item 1, Footnote 7 of the 10Q filed with the SEC for quarter ending December 31, 2001. Capitalized software costs for the six-month period ended December 31, 2002 were $179 compared to $182 for the six-month period ended December 31, 2001. As a percentage of total revenue, research and development expense decreased to 14.7% for the six-month period ended December 31, 2002 from 22.8% for the six-month period ended December 31, 2001. The lower percentage is primarily the result of an increase in revenues.

     We expect to increase our research and development costs in total dollars to enhance and expand our current product offerings and develop new products. We also expect research and development costs to increase at a slower rate than revenues. We plan to continue to make the necessary investment in research and development to keep our products at a competitive advantage.

     Selling, general and administrative expense includes salaries, commissions, costs associated with the executive, human resource, finance and administrative support functions, and legal and accounting professional services. Selling, general and administrative expense increased by $910 to $6,865 for the six-month period ended December 31, 2002 from $5,955 for the six-month period ended December 31, 2001.

     The increase in selling, general and administrative expenses for the six-month period ended December 31, 2002, of $910 is attributable to increased headcount for training, marketing and inside sales staff, expansion of personnel within our US Government sales force and severance costs related to employee termination in the Europe, Middle East and Africa region. Other cost increases included higher expenditures related to advertising and trade shows.

     Total other income increased $123 for the six-month period ended December 31, 2002 to $121 compared to an expense of $2 for the six-month period ended December 31, 2001. The increase in other income is due primarily to a foreign currency gain of $100 for the six month period ended December 31, 2002, compared to a foreign currency loss of $12 for the six-month period ended December 31, 2001.

     Net income for the six-month period ended December 31, 2002 was $2,440 compared to a net loss of $798 for the six-month period ended December 31, 2001. The Company did not provide for income taxes due to its estimate of the effective tax rate expected to be applicable for the full fiscal year and the significant net operating loss carryforwards available.

     The company is currently evaluating the valuation allowance recorded for the Company’s deferred tax asset. Management anticipates that during the quarter ending March 31, 2003, a significant amount of the valuation allowance related to the deferred tax asset will be reversed. This reversal will be based on management’s estimate and conclusions regarding the ultimate realization of the deferred tax asset, including but not limited to, the company’s recent positive financial results as well as projected earnings through June 30, 2005. The company will continue to evaluate each quarter the amount, if any, of additional reduction of the valuation allowance that should be made. The impact of the reduction of the valuation allowance will be to increase net income in the period the determination is made which is currently anticipated to be March 31, 2003.

Liquidity and Capital Resources

CYBERGUARD CORPORATION
December 31, 2002
(Dollars in thousands, except per share data)

     At December 31, 2002, the Company had cash and cash equivalents on hand of $8,931 representing an increase of $2,765 from $6,166 as of June 30, 2002. Net cash provided by operating activities during the six-month period ended December 31, 2002 of $2,206 was primarily attributable to net income from operations of $2,440 combined with increases in accounts payable, accrued expenses and deferred revenue, offset by an increase in accounts receivable, other current assets and inventory. Net cash used in investing activities during the six-month period ended December 31, 2002 of $199 related to the capitalization of software costs and the purchase of property and equipment. Cash provided by financing activities during the six-month period ended December 31, 2002 reflects the proceeds from stock options exercised and purchases made through the Company’s Employee Stock Purchase Plan, net of repayments on a note payable.

     The Company’s principal sources of liquidity at December 31, 2002, consisted of cash, accounts receivable, and vendor trade credit.

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

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of financial conditions and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an on-going basis, we evaluate significant estimates used in preparing our financial statements, including revenue recognition, bad debt, software development cost, inventory valuation, and reserve for deferred taxes. We based our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We generate revenues through:

CYBERGUARD CORPORATION
December 31, 2002
(Dollars in thousands, except per share data)

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

Deferred Taxes

We have provided a valuation allowance for deferred tax assets, that cannot be currently recognized due to our cumulative losses. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize the deferred tax

CYBERGUARD CORPORATION
December 31, 2002
(Dollars in thousands, except per share data)

asset, in the future, an adjustment to the deferred tax asset would increase income in the period the determination was made.

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

     Forward-looking statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that the actual results might differ materially from those suggested or projected in the forward-looking statements. Accordingly, there can be no assurance that the forward-looking statements will occur or that results will not vary significantly from those described in the forward-looking statements. Some of the factors that might cause future actual events to differ from those predicted or assumed include: future advances in technologies and computer security; the costs associated with the NetOctave Inc. acquisition; the Company’s history of annual net operating losses and the financing of these losses through the sale of assets and newly issued Company securities; the Company’s ability to execute on its business plans; the Company’s dependence on outside parties such as its key customers and alliance partners; competition from major computer hardware, software, and networking companies; risk and expense of government regulation and effects on changes in regulation; the limited experience of the Company in marketing its products; uncertainties associated with product performance liability; risks associated with growth and expansion; global economic conditions, overall network security spending, risks associated with obtaining and maintaining patent and intellectual property right protection, uncertainties in availability of expansion capital in the future and other risks associated with capital markets, including the events of September 11, 2001 and its repercussions. In addition, certain events that have occurred also are factors that might cause future actual events to differ from those predicted or assumed, including: the impact of the restatement of financial results for the Company’s fiscal year ended June 30, 1997 and quarters ended September 30, 1997, December 31, 1997 and March 31, 1998; the completion of the numerous organizational changes and the assembly of a new management team for CyberGuard; the outcome of a class action lawsuit against the Company relating to the restatement of financial results for the fiscal periods noted above. In addition, the forward-looking statements herein involve assumptions, risks and uncertainties, including, but not limited to economic, competitive, operational, management, governmental, regulatory, litigation and technological factors affecting the Company’s operations, liquidity, capital resources, markets, strategies, products, prices and other factors discussed elsewhere herein and in the other documents filed by the Company with the Securities and Exchange Commission. Many of the foregoing factors are beyond the Company’s control.

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

CYBERGUARD CORPORATION
December 31, 2002
(Dollars in thousands, except per share data)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the assistance of the Chief Executive Officer (“CEO”), the Chief Financial Officer (“CFO”), the Company’s Disclosure Control Procedures Committee, and Company management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation also considered the proposed amendments to Rule 13a-14 described in Securities and Exchange Commission Release Nos. 33-8183 and 34-46701. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

Limitations on the Effectiveness of Controls

The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. However, the Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all potential fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls

CYBERGUARD CORPORATION
December 31, 2002
(Dollars in thousands, except per share data)

must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

CYBERGUARD CORPORATION
December 31, 2002
(Dollars in thousands, except per share data)

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

     On September 16, 1999, the Company filed a lawsuit against KPMG and August A. Smith, the KPMG engagement partner. The lawsuit was in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Case No. 00-004102-CACE-14. On May 1, 2000, the Company filed the First Amended Complaint, alleging that KPMG failed to properly audit the Company’s financial statements and provided inaccurate advice on accounting matters for fiscal years 1996, 1997 and 1998. The action alleges professional malpractice, breach of fiduciary duty, breach of contract and breach of implied duty of good faith, and seeks damages in excess of $10 million. KPMG and Mr. Smith filed motions to dismiss, which were denied. In August 2000, KPMG and Mr. Smith filed their answers and KPMG filed counterclaims against the Company, alleging the Company’s breach of contract, negligent misrepresentation and abuse of process, and seeking an unspecified amount of damages consisting of unpaid service fees and legal fees and costs. The Company filed an answer to KPMG’s counterclaims and moved to dismiss KPMG’s abuse of process counterclaim. On April 9, 2001, the Court dismissed the abuse of process counterclaim with prejudice. On February 13, 2003, the parties settled the lawsuit with the only consideration being the exchange of mutual releases from liability.

     On November 14, 2002, the Company filed a lawsuit against Data Return Corporation in the United States District Court of the Northern District of Texas, alleging breach of contract, and seeking, among other remedies, damages of approximately $4 million. On December 9, 2002, Data Return Corporation filed an answer and affirmative defenses, and also counterclaims against the Company, alleging breach of contract, breach of warranty, fraud, negligent misrepresentation and deceptive trade practices, and seeking unspecified damages. On December 30, 2002, CyberGuard filed its answer and affirmative defenses to the counterclaim and a motion to dismiss the fraud, negligent misrepresentation and deceptive trade practices counterclaims.

     The Company is involved from time to time, in the ordinary course of its business, in various litigation relating to the conduct of its business. The Company believes that these other litigation matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

None

CYBERGUARD CORPORATION
December 31, 2002
(Dollars in thousands, except per share data)

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

     On December 5, 2002, the Company held its Annual Meeting of Shareholders at The Westin in Fort Lauderdale, Florida. William G. Scott and Daniel J. Moen were nominated as members to the Board of Directors for a period of three years and William D. Rubin was nominated as a member to the Board of Directors for a period of one year. Mr. Scott received 17,972,079 votes in favor of his appointment, while 52,207 shares were withheld, Mr. Moen received 17,972,025 votes in favor of his appointment, while 52,261 shares were withheld and Mr. Rubin received 17,971,803 votes in favor of his appointment, while 52,483 shares were withheld.

     One other matter was brought for vote during the Annual Meeting: the ratification of Grant Thornton LLP as the Company’s independent public accountants for the fiscal year ending June 30, 2003. The ratification of Grant Thornton LLP was passed with 17,923,591 votes in favor, 65,026 votes against, and 35,609 votes abstaining.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit No.		Exhibit Description

99.01	—	Certification by Scott J. Hammack, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.02	—	Certification by Michael D. Matte, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports filed on Form 8-K during the quarter ended December 31, 2002: The Company filed no reports on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2003	CYBERGUARD CORPORATION

	By:	/s/ Scott J. Hammack

Chairman and Chief Executive Officer

	By:	/s/ Michael D. Matte

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

Date: February 13, 2003

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

Date: February 13, 2003

/S/ MICHAEL D. MATTE

Michael D. Matte Chief Financial Officer