Form 10-Q
period 2003-03-31
CYBERGUARD CORP
filed 2003-05-15
CIK 927133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2003

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-24544

CYBERGUARD CORPORATION

(Exact name of Registrant as Specified in Its Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	65-0510339 (I.R.S. Employer Identification No.)

2000 West Commercial Blvd., Suite 200, Fort Lauderdale, Florida (Address of Principal Executive Offices)	33309 (Zip Code)

Registrant’s Telephone Number, Including Area Code   954-958-3900

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check ☒ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),

Yes ☒    No ☐

and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

As of May 9, 2003, 20,641,099 shares of the Registrant’s $0.01 par value Common Stock were outstanding.

SIGNATURES

EXHIBITS

PART I: FINANCIAL INFORMATION

Item 1.

Financial Statements

CYBERGUARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands)

	Mar. 31, 2003	June 30, 2002

ASSETS
Cash and cash equivalents	$10,538	$6,166
Restricted cash	82	44
Accounts receivable, less allowance for uncollectible accounts of $327 at Mar. 31, 2003 and $109 at June 30, 2002	6,904	5,152
Inventories, net	451	442
Other current assets	1,302	801

Total current assets	19,277	12,605
Property and equipment at cost, less accumulated depreciation of $3,076 at Mar. 31, 2003 and $2,335 at June 30, 2002	1,720	1,212
Capitalized software, net	202	219
Intangibles, net	963	—
Other assets	87	94
Deferred tax asset, net	4,249	—

Total assets	$26,498	$14,130

LIABILITIES AND SHAREHOLDERS’ EQUITY
Note payable	$29	$140
Accounts payable	844	778
Deferred revenue	5,181	3,951
Accrued expenses and other liabilities	3,388	2,305

Total liabilities	9,442	7,174
Commitments and Contingencies	—	—
Shareholders’ equity
Preferred Stock par value $0.01; authorized 5 shares; none issued	—	—
Common stock par value $0.01; authorized 50,000 shares; issued and outstanding 20,423 at Mar. 31, 2003 and 19,100 at June 30, 2002	204	191
Additional paid-in capital	91,240	88,673
Accumulated deficit	(74,487)	(82,075)
Accumulated other comprehensive income	99	167

Total shareholders’ equity	17,056	6,956

Total liabilities and shareholders’ equity	$26,498	$14,130

See accompanying notes to condensed consolidated financial statements

CYBERGUARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	Mar. 31, 2003	Mar. 31, 2002	Mar. 31, 2003	Mar. 31, 2002

Revenues:
Products	6,178	4,557	16,846	11,526
Services	2,465	1,734	7,130	5,093

Total revenues	8,643	6,291	23,976	16,619

Cost of revenues:
Products	1,499	1,377	4,120	3,243
Services	568	511	1,841	1,455

Total cost of revenues	2,067	1,888	5,961	4,698

Gross profit	6,576	4,403	18,015	11,921

Operating expenses:
Research and development	1,686	1,239	3,941	3,598
Selling, general and administrative	3,917	3,079	10,782	9,034

Total operating expenses	5,603	4,318	14,723	12,632

Operating income (loss)	973	85	3,292	(711)

Other income/(expense):
Interest income, net	31	13	85	40
Loss on sale of assets	—	—	(33)	(17)
Other income/(expense):	(25)	(17)	75	(29)

Total other income/(expense)	6	(4)	127	(6)

Net income (loss) before income tax benefit	979	81	3,419	(717)
Income tax benefit	4,169	—	4,169	—

Net income (loss)	5,148	81	7,588	(717)

Basic earnings (loss) per common share	$0.26	$0.00	$0.39	$(0.04)

Weighted average number of common shares outstanding	20,078	18,883	19,574	18,700

Diluted earnings (loss) per common share	$0.20	$0.00	$0.31	$(0.04)

Diluted common shares outstanding	25,567	22,369	24,376	18,700

See accompanying notes to condensed consolidated financial statements

CYBERGUARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended

	Mar. 31, 2003	Mar. 31, 2002

Cash flows from operating activities:
Net income/(loss)	$7,588	$(717)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	750	504
Amortization	316	554
Loss on disposal of property & equipment	33	17
Provision for uncollectible accounts receivable	218	30
Deferred tax benefit	(4,249)	—
Compensation expense related to stock options	75	106
Non cash expense for company 401(k) match	192	193
Translation adjustment	(68)	14
Changes in assets and liabilities (excluding the effect of acquisition)
(Increase)/Decrease in restricted cash	(38)	760
(Increase) in accounts receivable	(1,970)	(1,039)
(Increase)/Decrease in other current assets	(458)	93
(Increase) in inventories	(543)	(140)
Increase/(Decrease) in accounts payable	66	(22)
Increase/(Decrease) in accrued expenses and other liabilities	565	(111)
Increase in deferred revenue	1,230	1,051
Decrease/(Increase) in other, net	7	(1)

Net cash provided by operating activities	3,714	1,291

Cash flows used in investing activities:
Capitalized software costs	(179)	(172)
Acquisition of certain assets of Netoctave	(300)	—
Proceeds from the sale of property & equipment	—	11
Purchase of property & equipment	(315)	(338)

Net cash (used in) investing activities	(794)	(499)

Cash flows provided by/(used in) financing activities:
Repayment on notes payable	(111)	(830)
Borrowing on notes payable	—	257
Net repayments on line of credit	—	(113)
Proceeds from stock options exercised	1,473	403
Proceeds from issuance of common stock in stock purchase plan	90	160

Net cash provided by/(used in) financing activities	1,452	(123)

Net increase in cash	4,372	670
Cash and cash equivalents at beginning of period	6,166	4,771

Cash and cash equivalents at end of period	$10,538	$5,441

Supplemental disclosure of cash flow information:
Cash paid for interest	7	55

Cash paid for income taxes	—	—

Supplemental disclosure of non-cash information:

During January 2001, approximately 310 options to purchase shares of the Company's common stock were issued at a below market price, which required the Company to record approximately $16 and $59 in compensation expense for the period ended March 2003 and 2002 respectively. The Company's CEO, Scott Hammack, participated in a special option program where he received no salary for twelve months which required the Company to record compensation expense of $59 for the nine-months ended March 31, 2003 and $47 for the nine-months ended March 31, 2002.

In connection with the acquisition of certain assets of Netoctave, 107 shares valued at $750 were issued, a contingent purchase consideration of $450 and costs associated with the closing of $68 were accrued for during the quarter ended March 31, 2003.

For the period ended March 31, 2003, approximately $694 of inventory was reclassified to fixed assets.

See accompanying notes to condensed consolidated financial statements

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2003
Amounts in thousands, except per share data
(Unaudited)

1.

Basis of Presentation

CyberGuard Corporation (the “Company”) has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate so as to make the information contained not misleading. These interim financial statements and the notes should be read in conjunction with the financial statements and the notes included in the Company’s 10-K for the year ended June 30, 2002 and the risk factors set forth in the Company’s annual report on Form 10-K, including, without limitation, risk related to the factors listed below. In the Company’s opinion, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the information shown, have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an on-going basis, we evaluate significant estimates used in preparing our financial statements, including revenue recognition, bad debt, software development cost, inventory valuation, and reserve for deferred taxes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The results of operations for the nine months ended March 31, 2003 are not necessarily indicative of the results of operations that may be expected for the year ending June 30, 2003.

2.

Summary of Significant Accounting Policies

Software Development Costs— The Company capitalizes costs related to the development of certain software products on a product by product basis in accordance with Statement of Financial Accounting Standards No. 86, “Accounting For the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”) which requires capitalization to begin when technological feasibility has been established and ends when the product is available for general release to customers. Software development costs incurred prior to technological feasibility, defined by implementation of a beta project, are considered research and development costs and are expensed as incurred. Capitalized costs are amortized on a straight-line method over the remaining estimated economic life of the product, which we estimate to be two years, which reflects the rapid changes in security software. Amortization starts when the product is available for general release to customers. Unamortized capitalized software cost is evaluated at each balance sheet date and compared to the net realizable value. Any excess capitalized cost above net realizable value will be written off. No such impairment existed at March 31, 2003. The Company capitalized $179 in software development costs for the nine months ended March 31, 2003.

Revenue Recognition—Our revenue is derived from two primary sources:

(1)

Product revenue which includes revenue from the sales of our firewall/VPN appliance, and

(2)

Service revenue, which is primarily maintenance, provides for customer support.

Revenues from product sales are recognized only when a contract or agreement has been executed, delivery of the product has occurred, the fee is fixed and determinable and we believe collection is probable. Product revenue is generally recognized on product shipment; this includes the transfer of both title and risk of loss, provided that no significant obligations remain. There is no product right of return available to the customer. We defer revenues on product sales for new value added resellers where we are unable to determine the ability of the reseller to honor a

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2003
Amounts in thousands, except per share data
(Unaudited)

commitment to make fixed or determinable payment. Revenue will be deferred until the resellers demonstrate consistency of payment within terms and there are no product returns for a three-month period. For the quarter ended March 31, 2003, two resellers were reclassified from cash basis to accrual. During the nine months ended March 31, 2003, fifteen (15) resellers, net, were changed from cash basis to accrual, based on a reasonable assurance of collectibility from evaluating their payment histories and no product returns. The impact of the reclassification did not have a material effect on revenue.

Service revenues consist primarily of the annual fee for maintenance (post-contract customer support) and maintenance renewals from our existing customers and are recognized ratably on a monthly basis over the service contract term. These services provide our customers access to our worldwide support organization for technical support, unspecified product updates/enhancements on a when and if available basis, and general security information. With the exception of certain product sales that are sold with annual maintenance (for which vendor-specific objective evidence of fair value exists), the Company does not have any transactions with multiple elements/arrangements. All products and services are separately contracted.

The Company also provides other professional support services, such as training and consulting, which are available under service agreements and charged for separately. These services are generally provided under time and materials contracts and revenue is recognized as the service is provided.

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

The table below illustrates the components of earnings per share:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Nine Months Ended March 31, 2003	Nine Months Ended March 31, 2002

Net Income/(loss)	$5,148	$81	$7,588	($717)

Weighted average number of common shares outstanding	20,078	18,883	19,574	18,700
Dilutive effect of:
Employee stock options	3,903	2,570	3,516	0
Warrants	1,586	916	1,286	0

Weighted average number of common shares outstanding	25,567	22,369	24,376	18,700

Earnings/(loss) per share
Basic	0.26	0.00	0.39	(0.04)
Diluted	0.20	0.00	0.31	(0.04)

The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for continued use of recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for those plans. The Company applies the recognition and measurement principles of APB Opinion No. 25, and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future periods or of the value of all options currently outstanding.

	Three months ended March 31,		Nine months ended March 31,

	2003	2002	2003	2002

Net income (loss), as reported	$5,148	$81	$7,588	($717)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	$524	$745	$2,157	$1,902
Pro forma net income/ (loss)	$4,624	($664)	$5,431	($2,619)
Earnings / (loss) per share:
Basic—as reported	$0.26	$0.00	$0.39	($0.04)
Basic—pro forma	$0.23	($0.04)	$0.28	($0.14)
Diluted—as reported	$0.20	$0.00	$0.31	$(0.04)
Diluted—pro forma	$0.18	($0.04)	$0.22	($0.14)

The fair value method for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three and nine-month periods ended March 31, 2003 and March 31, 2002: the risk-free interest rate was 3.06%; the expected dividend yield was 0.0%, the volatility factor of the expected market price of the Company’s common stock was 94.0%, and a grant life of the option of 3 years.

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2003
Amounts in thousands, except per share data
(Unaudited)

The Company’s operating results and financial condition may be impacted by a number of factors including, but not limited to, the following, any of which could cause actual results to vary materially from current and historical results or the Company’s anticipated future results. A portion of the Company’s revenue is derived from its international operations and sources. As a result, the Company’s operations and financial results could be affected by international factors such as; changes in foreign currency exchange rates, weak economic conditions in the international markets in which the Company distributes its products, conflict in the Middle East, and recent health warnings in the Asia / Pacific region. The network security industry is highly competitive and competition is expected to intensify. There are numerous companies competing in segments of the market in which the Company does business. Competitors include organizations significantly larger and with more development, marketing and financial resources than the Company. In addition, the Company is subject to risks and uncertainties which include, but are not limited to, the timely development of and acceptance of new products, impact of competitive products, competition for and retention of key management and technology employees, possible attacks on our networks causing changes to the public’s perception of the Company, the ability to secure additional financing, government regulation, inventory obsolescence, the ultimate outcome of certain litigation matters, and cash balances in excess of federally insured limits. For a more complete discussion of these factors affecting the Company’s business and prospects and forward-looking statements, please refer to Part II, Item 7 of Form 10K for the fiscal year ended June 30, 2002.

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

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires that a liability be recorded on the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. FIN 45 is effective for financial statements for fiscal years ending after December 31, 2002. The Company believes FIN 45 will not have any future impact on the Company at this time.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent annual and interim disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation. The disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002, and therefore, are included in the financial statements presented herein. While SFAS No. 148 allows for a voluntary change to the fair value based method of accounting for stock-based employee compensation, we continue to use the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for those plans; therefore, we do not expect

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2003
Amounts in thousands, except per share data
(Unaudited)

SFAS No. 148 to have a material impact upon our consolidated financial position and results of operations

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities (“VIEs”). FIN No. 46 applies to new entities that are created after the effective date, as well as to existing entities. The Company believes FIN 46 will not have any future impact on the Company at this time.

In January 2003, the EITF reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF Issue No. 02-16 provides guidance regarding how a reseller of a vendor’s products should account for cash consideration received from that vendor. We do not expect EITF No. 02-16 to have a material impact upon our consolidated financial position and results of operations

4.

Acquisition of NetOctave

The acquisition of certain assets of NetOctave, Inc., was completed on March 4, 2003, pursuant to an Asset Purchase Agreement dated January 22, 2003. The results of NetOctave’s operations have been included in the Company’s consolidated financial statements since January 22, 2003, the date when the Company received the assets and from when the Company began paying NetOctave employees and all other operating expenses.

The purchase consideration was approximately $1,5 million. The consideration consisted of (a) cash of $300, (b) a payment of up to $450, based upon a percentage of certain revenues during the next twelve months. The payment is payable quarterly and (c) 107,419 shares of the Company’s Common Stock valued at $750, based upon the market value of the shares. NetOctave was granted certain registration rights for the Common Stock it received in the transaction. The purchase price was determined through arms-length negotiations between representatives of the Company and NetOctave.

NetOctave is a manufacturer of security processors and accelerator boards and cards for the secure sockets layer (“SSL”) and Internet protocol security (“IPSec”) markets. As a result of the acquisition, the Company will gain new technology, engineering talent and a customer base for the “SSL” and “IPSec” markets.

The following table summarizes the estimated fair values of the assets acquired. The acquisition was accounted for using the purchase method of accounting, as required by Statement of Financial Accounting Standard No. 141, “Business Combinations.” Under this method of accounting, the Company allocated the purchase price to the fair value of the assets acquired, including identified intangible assets. The allocation was based on management’s estimates, which included an independent third party valuation.

Current Assets	202
Property and Equipment	282
Intangible Assets	1,084

Total Assets Acquired	1,568

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2003
Amounts in thousands, except per share data
(Unaudited)

The intangible assets acquired have a useful life of approximately 18 months. The following values were assigned to intangible assets; (a) developed technology and patents - $824 and (b) customer base - $260.

Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the acquisition of certain assets from one of the divisions of NetOctave, Inc. were as follows for the periods ended March 31, 2003 and March 31, 2002. The amounts are shown as if the acquisition had occurred at the beginning of each period presented:

	For the three months ended March 31,		For the nine months ended March 31,

	2003	2002	2003	2002

Proforma revenues	8,643	6,341	23,976	16,669
Net income (loss) – proforma	4,892	(1,952)	3,465	(8,783)
Earnings (loss) per share- Basic – pro forma	0.24	(0.10)	0.18	(0.47)
Earnings (loss) per share- dilutive - pro forma	0.19	(0.10)	0.14	(0.47)

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2003
Amounts in thousands, except per share data
(Unaudited)

5.

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

The Company’s obligation to indemnify its officers and directors under the aforementioned lawsuit is insured to the extent of the limits of the applicable insurance policies. The Company has notified its insurance carrier of the existence of the lawsuit, and the carrier has sent the Company a reservation of rights letter. The Company intends to vigorously defend this action, and believes that in the event that it is unsuccessful, insurance coverage will be available to defray a portion, or substantially all, of the expense of defending and settling the lawsuit or paying a judgment. However, the Company is unable to

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2003
Amounts in thousands, except per share data
(Unaudited)

predict the ultimate outcome of the litigation. There can be no assurance that the Company will be successful in defending the lawsuit or, if unsuccessful, that insurance will be available to pay all or any portion of the expense of the lawsuit. If the Company is unsuccessful in defending the lawsuit and the insurance coverage is unavailable or insufficient, the resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial position, results of operations, and cash flows. The Company’s consolidated financial statements do not include any adjustments related to these matters. We are unable at this time to estimate the loss, if any, that the Company may incur if we are unsuccessful in defending this suit.

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

On November 14, 2002, the Company filed a lawsuit against Data Return Corporation in the United States District Court of the Northern District of Texas, alleging breach of contract, and seeking, among other remedies, damages of approximately $4 million. On December 9, 2002, Data Return Corporation filed an answer and affirmative defenses, and also counterclaims against the Company, alleging breach of contract, breach of warranty, fraud, negligent misrepresentation and deceptive trade practices, and seeking unspecified damages. On December 30, 2002, CyberGuard filed its answer and affirmative defenses to the counterclaim and a motion to dismiss the fraud, negligent misrepresentation and deceptive trade practices counterclaims. In February 2003, the Company learned that Data Return Corporation filed for bankruptcy protection under Chapter 11 in the United States Bankruptcy Court, District of Massachusetts. At this time, it is impossible to determine whether the Company will be able to recover any amounts from Data Return Corporation even if the Company is successful in pursuing its claims.

The Company is involved from time to time, in the ordinary course of its business, in litigation relating to the conduct of its business. The Company believes that these other litigation matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

6.  Income tax benefit

The Company recorded an income tax benefit of $4,169 as of March 31, 2003, primarily as a result of the reversal of a portion of the deferred tax asset valuation allowance. The reversal of the allowance was made because the Company believes it is more likely than not that this portion of the deferred tax asset will be realized. The computation of our deferred tax asset and valuation allowance is based on taxable income we expect to earn over the next two years which will include the utilization of previously accumulated net operating tax losses. We will continue to evaluate each quarter the amount, if any, of additional reduction of the valuation allowance that should be made. This will be based on management’s estimate and conclusions regarding the ultimate realization of the deferred tax asset, including but not limited to, the company’s recent positive financial results as well as projected earnings over a two-year period. The impact of further reductions of the valuation allowance will be to record a tax benefit, which will increase net income in the period the determination is made.

The factors which we will consider in evaluating when, and if, it would be appropriate to reverse the entire valuation allowance would include: the sufficient passage of time in which we have achieved our projections and utilized the tax net operating loss carryforwards as planned, changes in the industry, our product life-cycle, profitability trends, and tax law changes.

CYBERGUARD CORPORATION
March 31, 2003
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

The Company provides a full suite of products and services for the network security industry. The products offered by the Company include the CyberGuard® Firewall and VPN, proprietary and third party technology and consulting and support services.

Results of Operations

The quarter ended March 31, 2003 compared to the quarter ended March 31, 2002

Net Revenues

Net revenues consist primarily of the network security products and maintenance contracts related to these products. For the quarter ended March 31, 2003, net revenues increased by $2,352 to $8,643 compared to $6,291 for the quarter ended March 31, 2002. The increase was comprised of an increase in product sales of $1,621 and services of $731. International revenue represented approximately 51% of total revenues for the three months ended March 31, 2003 compared to approximately 71% for the three months ended March 31, 2002. The growth in revenues and the percentage increase in domestic revenue resulted from strong growth in the US market, primarily in the government sector.

Network security product revenue accounted for 71% of revenue during the quarter ended March 31, 2003 compared to 72% of revenues during the quarter ended March 31, 2002.

Service revenue includes maintenance contracts related to new product sales, renewal maintenance contracts for products previously deployed, training and consulting services. Revenue from maintenance contracts represented 88% of service revenue for the quarter ended March 31, 2003 and 89% of service revenue for the quarter ended March 31, 2002. Support services for network security products accounted for 29% of revenues during the quarter ended March 31, 2003 as compared to 28% of revenues during the quarter ended March 31, 2002. The increase in maintenance revenue accounted for 85% of the increase in service revenue. The increase in service revenue corresponds to the growth in the Company’s customer base and its timing of renewal maintenance.

CYBERGUARD CORPORATION
March 31, 2003
(Dollars in thousands, except per share data)

Gross Profit

Gross profit as a percentage of revenues increased to 76% for the quarter ended March 31, 2003 compared to 70% for the quarter ended March 31, 2002. This increase reflects lower hardware components cost for the past twelve months, which represents 69% of the gross profit increase. The service revenue increased because of a growing customer base while service costs grew at a slower rate than revenue.

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

Operating Expenses, Other Income and Expense and Net Income

Research and development expense includes salaries, non-capitalized equipment, software, software tools, and depreciation from capital equipment. Research and development expense increased by $447 to $1,686 for the quarter ended March 31, 2003 compared to $1,239 for the quarter ended March 31, 2002. 81 percent of the cost increase is the result of the acquisition of NetOctave. The balance is the result of the return to full salary following the completion of the special option program discussed in Part I, Item 1, Footnote 7 of the 10Q filed with the SEC for quarter ending December 31, 2001. As a percentage of total revenue, research and development expense decreased to 19.5% for the quarter ended March 31, 2003 from 19.7% for the quarter ended March 31, 2002. The lower percentage is primarily the result of an increase in revenues.

We expect to increase our research and development costs in total dollars to enhance and expand our current product offerings and develop new products. We plan to continue to make the necessary investment in research and development to keep our products at a competitive advantage.

Selling, general and administrative expense includes salaries, commissions, costs associated with the executive, human resource, finance and administrative support functions, and legal and accounting professional services. Selling, general and administrative expense increased by $838 to $3,917 for the quarter ended March 31, 2003 from $3,079 for the quarter ended March 31, 2002.

The increase in selling, general and administrative expenses for the quarter ended March 31, 2003, of $838 is primarily attributable to increases in labor costs which accounts for 58% of the increase. This would include sales training, marketing, inside sales staff and expansion of personnel within our US Government sales force. Other cost increases included higher expenditures related to advertising and co-operative marketing.

Total other income increased $10 for the quarter ended March 31, 2003 to $6 compared to an expense of $4 for the quarter ended March 31, 2002.

The Company recorded an income tax benefit of $4,169 as of March 31, 2003, primarily as a result of the reversal of a portion of the deferred tax asset valuation allowance. The reversal of the allowance was made because the Company believes it is more likely than not that this portion of the deferred tax asset will be realized. The computation of our deferred tax asset and valuation allowance is based on taxable income we expect to earn over the next two years which will include the utilization of previously accumulated net operating tax losses. We believe this is a conservative approach in determining the deferred tax asset that may be realized. The risk factors discussed in Part II, Item 7 of Form 10K for the fiscal year ended June 30, 2002 could adversely affect our ability to generate future taxable income, thereby also adversely impacting our ability to realize the deferred tax asset. We will continue to evaluate each quarter the amount, if any, of additional reduction of the valuation allowance that should be made. This will be based on management’s estimate and conclusions regarding the

CYBERGUARD CORPORATION
March 31, 2003
(Dollars in thousands, except per share data)

ultimate realization of the deferred tax asset, including but not limited to, the company’s recent positive financial results as well as projected earnings over a two year period. These projections are based upon products currently being sold and markets that currently produce sales. The impact of further reductions of the valuation allowance will be to record a tax benefit which will increase net income in the period the determination is made.

The factors which we will consider in evaluations when, and if, it would be appropriate to reverse the entire valuation allowance would include; the sufficient passage of time in which we have achieved our projections and utilized the top net operating loss carryforwards as planned, changes in the industry, our product’s life cycle, profitability trends, and tax law changes.

Net income for the quarter ended March 31, 2003 was $5,148 compared to net income of $81 for the quarter ended March 31, 2002. The increase is due primarily to the reversal of a portion of the deferred tax valuation allowance.

The nine-month period ended March 31, 2003 compared to the nine-month period ended March 31, 2002

Net Revenues

Net revenues consist primarily of the network security products and maintenance contracts related to these products. For the nine-month period ended March 31, 2003, net revenues increased by $7,357 to $23,976 compared to $16,619 for the nine-month period ended March 31, 2002. The increase was comprised of an increase in product sales of $5,320 and services of $2,037. International revenue represented approximately 49% of total revenues for the nine-month period ended March 31, 2003 compared to approximately 61% for the nine-month period ended March 31, 2002.

The increase in revenues for the nine-month period ended March 31, 2003 is attributable to several key factors:

•

New channel partner revenue contribution

•

Strong government purchases, particularly in the US market

•

Continued development and contribution from the Europe, Middle East and Africa region

•

More seasoned sales force

All three worldwide regions experienced significant product revenue growth during the nine-month period ended March 31, 2003. Network security product revenue accounted for 70% of revenue during the nine-month period ended March 31, 2003 compared to 69% of revenues during the nine-month period ended March 31, 2002.

Service revenue includes maintenance contracts related to new product sales, renewal maintenance contracts for products previously deployed, training and consulting services. Revenue from maintenance contracts represented 91% of service revenue for the nine-month period ended March 31, 2003 and 89% of service revenue for the nine-month period ended March 31, 2002. Support services for network security products accounted for 30% of revenues during the nine-month period ended March 31, 2003 compared to 31% of revenues during the quarter ended March 31, 2002. The increase in service revenue corresponds to the growth in the Company’s customer base and its timing of renewal maintenance.

Gross Profit

Gross profit as a percentage of revenues increased to 75% for the nine-month period ended March 31, 2003 compared to 72% for the nine-month period ended March 31, 2002. This increase reflects lower components cost for the past twelve months. In addition, service revenue increased because of a growing customer base while service costs grew at a slower rate than revenue.

CYBERGUARD CORPORATION
March 31, 2003
(Dollars in thousands, except per share data)

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

Operating Expenses, Other Income and Expense and Net Income

Research and development expense includes salaries, non-capitalized equipment, software, software tools, and depreciation from capital equipment. Research and development expense increased by $343 to $3,941 for the nine-month period ended March 31, 2003 compared to $3,598 for the nine-month period ended March 31, 2002. The increase is primarily the result of additional labor related expenses, including NetOctave staff, 90% of whom are product engineers. The return to full salary following the completion of the special option program discussed in Part I, Item 1, Footnote 7 of the 10Q filed with the SEC for quarter ending December 31, 2001, also contributed toward an increase in labor related expenses. Capitalized software costs for the nine-month period ended March 31, 2003 were $179 compared to $172 for the nine-month period ended March 31, 2002. As a percentage of total revenue, research and development expense decreased to 16.4% for the nine-month period ended March 31, 2003 from 21.6% for the nine-month period ended March 31, 2002. The lower percentage is primarily the result of an increase in revenues.

We expect to increase our research and development costs in total dollars to enhance and expand our current product offerings and develop new products. We plan to continue to make the necessary investment in research and development to keep our products at a competitive advantage.

Selling, general and administrative expense includes salaries, commissions, costs associated with the executive, human resource, finance and administrative support functions, and legal and accounting professional services. Selling, general and administrative expense increased by $1,748 to $10,782 for the nine-month period ended March 31, 2003 from $9,034 for the nine-month period ended March 31, 2002.

The increase in selling, general and administrative expenses for the nine-month period ended March 31, 2003, of $1,748 is attributable to increased headcount for sales training, marketing and inside sales staff, expansion of personnel within our US Government sales force and severance costs related to employee termination in the Europe, Middle East and Africa region. Other cost increases included higher expenditures related to advertising and co-operative marketing.

Total other income increased $133 for the nine-month period ended March 31, 2003 to $127 compared to an expense of $6 for the nine-month period ended March 31, 2002. The increase in other income is due primarily to a foreign currency gain of $75 for the nine-month period ended March 31, 2003, compared to a foreign currency loss of $29 for the nine-month period ended March 31, 2002. Net interest income increased to $85 for the nine-month period ended March 31, 2003 from $40 for the nine-month period ended March 31, 2002.

The Company recorded an income tax benefit of $4,169 as of March 31, 2003, primarily as a result of the reversal of a portion of the deferred tax asset valuation allowance. The reversal of the allowance was made because the Company believes it is more likely than not that this portion of the deferred tax asset will be realized. The computation of our deferred tax asset and valuation allowance is based on taxable income we expect to earn over the next two years which will include the utilization of previously accumulated net operating tax losses. We believe this is a conservative approach in determining the deferred tax asset that may be realized. The risk factors discussed in Part II, Item 7 of Form 10K for the fiscal year ended June 30, 2002 could adversely affect our ability to generate future taxable income, thereby also adversely impacting our ability to realize the deferred tax asset. We will continue to evaluate each quarter the amount, if any, of additional reduction of the valuation allowance that should be made. This will be based on management’s estimate and conclusions regarding the ultimate realization of the deferred tax asset, including but not limited to, the company’s recent positive

CYBERGUARD CORPORATION
March 31, 2003
(Dollars in thousands, except per share data)

financial results as well as projected earnings over a two year period. These projections are based upon products currently being sold and markets that currently produce sales. The impact of further reductions of the valuation allowance will be to increase net income in the period the determination is made.

Net income for the nine-month period ended March 31, 2003 was $7,588 compared to a net loss of $717 for the nine-month period ended March 31, 2002. The increase is due primarily to the diversal of a portion of the deferred tax valuation allowances.

Liquidity and Capital Resources

At March 31, 2003, the Company had cash and cash equivalents on hand of $10,538 representing an increase of $4,372 from $6,166 as of June 30, 2002. Net cash provided by operating activities during the nine-month period ended March 31, 2003 of $3,714 was primarily attributable to net income from operations of $7,588 combined with increases in accounts payable, accrued expenses and deferred revenue, offset by a deferred tax benefit of $4,249, an increase in accounts receivable, other current assets and inventory. Net cash used in investing activities during the nine-month period ended March 31, 2003 of $794 related to the acquisition of certain assets of NetOctave, the purchase of property and equipment and the capitalization of software costs. Cash provided by financing activities during the nine-month period ended March 31, 2003 reflects the proceeds from stock options exercised and purchases made through the Company’s Employee Stock Purchase Plan, net of repayments on a note payable.

The Company’s principal sources of liquidity at March 31, 2003, consisted of cash, accounts receivable, and vendor trade credit.

We believe our existing cash; cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months. However, we may be required or could elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending on support, product development efforts, expansion of sales and marketing, the timing of introductions of new products and enhancement to existing products, and market acceptance of our products. Other recent and possible future events that could also materially impact the Company’s ability to successfully execute on its business plans are described in Information Relating to Forward Looking Statements of this Item on Form 10-Q. We are not aware of any known demands, commitments, events or uncertainties that will result or that are reasonably likely to result in our liquidity increasing or decreasing in a material way.

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

CYBERGUARD CORPORATION
March 31, 2003
(Dollars in thousands, except per share data)

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

Our revenue is derived from two primary sources:

(i)

Product revenue which includes revenue from the sales of our firewall/VPN appliance, and

(ii)

Service revenue which is primarily maintenance, which provides for customer support.

Revenues from product sales are recognized only when a contract or agreement has been executed, delivery of the product has occurred, the fee is fixed and determinable and we believe collection is probable. Product revenue is generally recognized on product shipment; this includes the transfer of both title and risk of loss, provided that no significant obligations remain. There is no product right of return available to the customer. We defer revenues on product sales for new value added resellers where we are unable to determine the ability of the reseller to honor a commitment to make fixed or determinable payment.  Revenue will be deferred until the resellers demonstrate consistency of payment within terms and there are no product returns for a three-month period.

Service revenues consist primarily of the annual fee for maintenance (post-contract customer support) and maintenance renewals from our existing customers and are recognized ratably on a monthly basis over the service contract term. These services provide our customers access to our worldwide support organization for technical support, unspecified product updates/enhancements on a when and if available basis and general security information with the exception of certain product sales that are sold with annual maintenance (for which vendor-specific objective evidence of fair value exists). The Company does not have any transactions with multiple elements/arrangements. All products and services are separately contracted.

The Company also provides other professional support services, such as training and consulting, which are available under service agreements and charged for separately. These services are generally provided under time and materials contracts and revenue is recognized as the service is provided.

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

Software Development Costs

The Company capitalizes costs on a product by product basis related to the development of certain software products in accordance with Statement of Financial Accounting Standards No.

CYBERGUARD CORPORATION
March 31, 2003
(Dollars in thousands, except per share data)

86, “Accounting For the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”) which requires capitalization to begin when technological feasibility has been established and ends when the product is available for general release to customers. Software development costs incurred prior to technological feasibility, defined by implementation of a beta project, are considered research and development costs and are expensed as incurred. Capitalized costs are amortized on a straight-line method over the remaining estimated economic life of the product, which we estimate to be two years, which reflects the rapid changes in security software. Amortization starts when the product is available for general release to customers. Unamortized capitalized software cost is evaluated at each balance sheet date and compared to the net realizable value. Any excess capitalized cost above net realizable value will be written off. No such impairment existed at March 31, 2003.

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

Deferred Taxes

The Company recorded an income tax benefit of $4,169 as of March 31, 2003, primarily as a result of the reversal of a portion of the deferred tax asset valuation allowance. The reversal of the allowance was made because the Company believes it is more likely than not that this portion of the deferred tax asset will be realized. The computation of our deferred tax asset and valuation allowance is based on taxable income we expect to earn over the next two years which will include the utilization of previously accumulated net operating tax losses. We will continue to evaluate each quarter the amount, if any, of additional reduction of the valuation allowance that should be made. This will be based on management’s estimate and conclusions regarding the ultimate realization of the deferred tax asset, including but not limited to, the company’s recent positive financial results as well as projected earnings over a two-year period. The impact of further reductions of the valuation allowance will be to record a tax benefit, which will increase net income in the period the determination is made.

The factors which we will consider in evaluating when, and if, it would be appropriate to reverse the entire valuation allowance would include: the sufficient passage of time in which we have achieved our projections and utilized the tax net operating loss carryforwards as planned, changes in the industry, our product life-cycle, profitability trends, and tax law changes.

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

CYBERGUARD CORPORATION
March 31, 2003
(Dollars in thousands, except per share data)

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

CYBERGUARD CORPORATION
March 31, 2003
(Dollars in thousands, except per share data)

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

Limitations on the Effectiveness of Controls

The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. We have designed our disclosure controls procedures to provide a reasonable level of assurance of reaching our desired disclosure control objectives. We believe our disclosure controls and procedures are effective in reaching that level of reasonable assurance. However, the Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all potential fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

CYBERGUARD CORPORATION
March 31, 2003
(Dollars in thousands, except per share data)

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

The Company’s obligation to indemnify its officers and directors under the aforementioned lawsuit is insured to the extent of the limits of the applicable insurance policies. The Company has notified its insurance carrier of the existence of the lawsuit, and the carrier has sent the Company a reservation of rights letter. The Company intends to vigorously defend this action, and believes that in the event that it is unsuccessful, insurance coverage will be available to defray a portion, or substantially all, of the expense of defending and settling the lawsuit or paying a judgment. However, the Company is unable to predict the ultimate outcome of the litigation. There can be no assurance that the Company will be successful in defending the lawsuit or, if unsuccessful, that insurance will be available to pay all or any portion of the expense of the lawsuit. If the Company is unsuccessful in defending the lawsuit and the insurance coverage is unavailable or insufficient, the resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial position, results of operations, and cash flows. The Company’s consolidated financial statements do not include any adjustments related to these matters. We are unable at this time to estimate the loss, if any, that the Company may incur if we are unsuccessful in defending this suit.

On September 16, 1999, the Company filed a lawsuit against KPMG and August A. Smith, the KPMG engagement partner. The lawsuit was in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Case No. 00-004102-CACE-14. On May 1, 2000, the Company filed the First Amended Complaint, alleging that KPMG failed to properly audit the Company’s financial statements and provided

CYBERGUARD CORPORATION
March 31, 2003
(Dollars in thousands, except per share data)

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

On November 14, 2002, the Company filed a lawsuit against Data Return Corporation in the United States District Court of the Northern District of Texas, alleging breach of contract, and seeking, among other remedies, damages of approximately $4 million. On December 9, 2002, Data Return Corporation filed an answer and affirmative defenses, and also counterclaims against the Company, alleging breach of contract, breach of warranty, fraud, negligent misrepresentation and deceptive trade practices, and seeking unspecified damages. On December 30, 2002, CyberGuard filed its answer and affirmative defenses to the counterclaim and a motion to dismiss the fraud, negligent misrepresentation and deceptive trade practices counterclaims. In February 2003, the Company learned that Data Return Corporation filed for bankruptcy protection under Chapter 11 in the United States Bankruptcy Court, District of Massachusetts. At this time, it is impossible to determine whether the Company will be able to recover any amounts from Data Return Corporation even if the Company is successful in pursuing its claims.

The Company is involved from time to time, in the ordinary course of its business, in litigation relating to the conduct of its business. The Company believes that these other litigation matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Item 2.

Changes in Securities and Use of Proceeds

None

Item 3.

Defaults upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

Richard L. Scott resigned from the Board of Directors on March 4, 2003.

On April 23, 2003, Kenneth C. Jenne II, was appointed to the Board of Directors.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits:

Exhibit No.	Exhibit Description

2.1	Asset Purchase Agreement dated January 22, 2003 by and between NetOctave, Inc.

CYBERGUARD CORPORATION
March 31, 2003
(Dollars in thousands, except per share data)

and CyberGuard Corporation (1)

99.01	Certification by Scott J. Hammack, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02	Certification by Michael D. Matte, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports filed on Form 8-K during the quarter ended March 31, 2003:

During the quarter ended March 31, 2003, the Company filed two Current Reports on Form 8-K: on January 27, 2003, Item 5 and on March 13, 2003, Item 2. Both reports were filed in connection with the Company’s acquisition of certain assets of NetOctave, Inc.

(1)

Incorporated herein by reference from the Form 8-K dated March 4, 2003 and filed with the SEC on March 13, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003	CYBERGUARD CORPORATION
	By:	/s/ SCOTT J. HAMMACK

Chairman and Chief Executive Officer

By:	/s/ MICHAEL D. MATTE

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

Date: May 14, 2003
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

Date: May 14, 2003
/S/ MICHAEL D. MATTE

Michael D. Matte Chief Financial Officer

Index to Exhibits

Exhibit No.	Exhibit Description

99.01	Certification by Scott J. Hammack, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02	Certification by Michael D. Matte, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.