Form 10-K/A
period 2002-06-30
CYBERGUARD CORP
filed 2003-05-27
CIK 927133

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Forward-Looking Statements

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

PART I

ITEM 1. BUSINESS

Overview

CyberGuard Corporation, referred to as CyberGuard or the Company, is a leading provider of network security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communication (customers include Fortune 1000 companies, major financial institutions, and government agencies worldwide). The Company’s CyberGuard® appliance, which includes firewall and virtual private network, provides a level of security, features and availability that the Company believes is not matched in the industry. Through a combination of proprietary and third-party technology, the Company provides a full suite of products and services that are designed to protect the integrity of electronic data and customer applications from unauthorized individuals and digital thieves.

CyberGuard delivers appliance solutions that, we believe, are high performance, easy to install and cost effective. The appliance is sold to end users directly and indirectly by direct sales and resellers worldwide in over thirty countries.

The Company was incorporated in 1994 in connection with a spin-off from Harris Corporation. The Company produced computers for the real-time computing market as well as the CyberGuard firewall for the secure computing market. The Company changed its name from Harris Computer Systems Corporation in June 1996 following a sale of the Company’s real-time computer business. The Company has two subsidiaries, CyberGuard Europe Ltd. and CYBG Consultant, Inc. CyberGuard Europe Ltd. serves as our United Kingdom Sales marketing office and Europe, Middle East and Africa distribution point. CYBG Consultant, Inc. is a dormant company and is in the process of being dissolved.

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

NSTISSP 11, the National Information Assurance Acquisition Policy, is a means for the U.S. Government to standardize information assurance purchasing by government agencies. According to the policy, by 1 July 2002, the acquisition of all information assurance IT products “to be used on systems entering, processing, storing, displaying, or transmitting national security information shall be limited only to those which have been evaluated and validated in accordance with the criteria, schemes, or programs specified.” Listed first is the “International Common Criteria for Information Security Technology Evaluation Mutual Recognition Arrangement.” CyberGuard’s line of appliances holds Common Criteria Augmented Evaluation Assurance Level 4 Certification (EAL4+). In the interest of national cyber security, Richard Clarke has suggested that the requirement to purchase “evaluated and validated” information security products be extended to apply to commercial sector information assurance purchases.

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

LAN Security. Popular local-area network, commonly referred to as LAN, operating system software provides various security options—many of which are seldom used. Network managers can immediately improve protection by implementing security features such as login restrictions on specific workstations, days of the week and hours of the day. More stringent password policies also create extra barriers, such as increasing the minimum password length, requiring that passwords include a combination of numbers and letters, and forcing regular password changes. Rigorous application of LAN security features can bolster protection from internal breaches.

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

Encryption. Encryption is a data-scrambling technique that prevents information from being read by unauthorized people. It is used to protect data packets during transmission from one point to another. Encryption can be implemented in two ways: from the personal computer that originates the data or from the server or Internet connection device that passes the data outside the LAN. Protected data is decrypted by a reciprocating destination LAN server or personal computer. Digital key technology is a common means of implementing encryption. A digital key bearing a secret value is used to encrypt data. Decryption can occur only by someone who possesses the appropriate decryption key. Systems using the same key for encryption and decryption are referred to as symmetric key encryption systems, whereas those that use a different key for decryption than encryption are referred to as asymmetric or public-key encryption systems. Encryption is a common security technique used to protect virtual private networks and standard intranets.

Anti-Virus. A computer virus modifies programs and data, sometimes in an innocuous manner and sometimes with malicious intent. Some viruses can erase applications and data from systems or merely act as electronic graffiti. Any form of computer virus, regardless of its intent, increases costs and decreases productivity. Anti-virus software can be run from individual workstations or from a network server or firewall. This software scans incoming files and attachments to E-mail messages to protect servers, personal computers and LANs from infection.

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

CyberGuard’s secure operating system and secure networking software are based on multilevel security; that is, they restrict access to information based on the sensitivity of the information and the access authorization of system users. In a multilevel security system, a user cannot read data that has been labeled at a level more sensitive than the security level that person has been given and cannot create or modify data having a different security label. The operating system and programs reside at a protected level that cannot be read or modified by network users.

The Company’s secure operating system and networking software are designed to meet the United States TCSEC/NCSC (Trusted Computer System Evaluation Criteria/National Computer Security Center) criteria at a B1 level. The National Computer Security Center assurance levels for operating systems range from D (systems with minimal security) to A1 (systems with assured security). Certain agencies of the United States government have incorporated the National Computer Security Center ratings into their procurement requirements, and commercial users, while not having specific National Computer Security Center rating requirements, often look to an National Computer Security Center rating as an indication of the product’s proven reliability. These components have also been successfully evaluated by the Centre d’Electronique de l’Armement, typically called CELAR, in France and have been awarded an E3 evaluation level in the United Kingdom and Australia against the United Kingdom’s Information Technology Security Evaluation Criteria predefined assurance scale. On this scale, E (evaluation level) is followed by a number ranging from 1 to 6, where 6 represents the highest evaluation level. In December of 2000, the Company completed its common criteria evaluation for its operating system and networking software and was awarded Evaluation Assurance Level 4. Evaluation Assurance Level followed by a number ranging from 1 to 7 denotes the assurance level of the product on the common criteria’s predefined assurance scale, where 7 represents the highest evaluation assurance level. Evaluation Assurance Level 4 represents assurance on a methodically designed, tested, and reviewed product. In April of 2002, the Company was awarded augmented Evaluation Assurance Level 4 certification for addition of a flaw remediation module. It also received its latest audit certificate for common criteria assurance maintenance.

In July 2002, the Company’s appliance line was recognized by ICSA Labs, a division of TruSecure Corporation, as having achieved ICSA Labs Firewall Certification.

The Company’s CyberGuard appliance also meets the compliance standards of the Internet Protocol Security Standard. Internet Protocol Security Standard is a framework of open standards for ensuring private communications over public networks like the Internet. Based on standards developed by the internet engineering task force IP security working group, Internet Protocol Security Standard is an industry-driven standard that ensures confidentiality, integrity, and authenticity on a network, and is a key component of this standards-based, flexible solution for deploying a network-wide security policy.

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

PRODUCTS AND SERVICES

Products

CyberGuard produces a line of premium appliances built on technology developed when the Company was originally a division of Harris Corporation. The technology is based on an operating system that was first evaluated to meet operating system security features outlined by the TCSEC/NCSC. The result was a trusted secure operating system that uses layers of protection or multilevel security to provide the high level of network protection required by such customers as the U.S. and European governments, who need to safeguard classified, national security information.

Today’s product offerings continue to earn high level independent security certifications and evaluations. CyberGuard’s products are designed for high-end customers who require high levels of security and are serious about their security needs. Potential customers could include a governmental agency protecting sensitive classified information, a worldwide financial institution securing customers’ private financial data and transactions, an international communications corporation safeguarding its headquarters and operations around the globe, or a Global 2000 company whose dependence on electronic commerce continues to grow at the same time Internet security dangers increase.

After introducing a line of premium appliances in 2000, which integrate high security, high performance and manageability to meet various customer bandwidth requirements and operating environments, in 2001 CyberGuard introduced and began shipping an integrated virtual private network with its appliances.

While firewalls protect the information within a secured network, virtual private networks use mathematical encryption to protect data as it moves across an unprotected network, such as the Internet. Virtual private networks encrypt data as it leaves one point and then decrypt it at the receiving end.

Prior to 2001, the Company offered a third-party virtual private network solution to customers. As the need for secure connections for remote access points and, most notably, mobile workers and telecommuters has grown along with Internet usage, demand for virtual private networks has grown accordingly. The Company recognized the demand both from its existing customer base and the overall market for an integrated virtual private network solution and responded to that demand with an integrated solution.

Additionally, in 2001, the Company made the deliberate decision to transition from a direct sales model in North America to a channel sales model to replicate the successful distribution strategy in Europe, Middle East, Africa and Asia. To support that strategy, the Company decided to develop and introduce an entry-level appliance model. The LX model was designed with a partial complement of proxies, lesser level of performance, and a simplified user interface so as to be suitable for a less sophisticated end user. While the LX is an economic, compact version of the other appliances, nonetheless it carries high level certification, which makes it suitable for environments requiring very high security.

The channel sales model is used to leverage the sales staff of a qualified reseller in order to eliminate the need to build a direct sales force. Transitioning to a reseller (indirect) model from direct, allows us to reach many more prospects through our channel partner relationships than we could by using a direct sales force. Additionally we are able to create a variable cost for sales as opposed to a direct sales force that would require an initial and continuous cost. In addition, technically trained partners give us the ability to support customers in more geographic areas than CyberGuard could do on its own. We have used the model very effectively in the Europe, Middle East and Africa region and Asia Pacific Rim region as demonstrated by the revenue growth in excess of 50% in those regions. Our goal is to reproduce those results in North America. There are no relationships with third party channel partners whose loss would cause material harm to the Company.

The LX is a lower priced product, which caters to a more entry-level customer. Most resellers like to have less expensive products to sell, because they cater to the wider market of small to medium sized business. The LX is used as an entry-level product with the hope of “up selling” our other products once the customer has been introduced to the Company’s products.

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

APPLICATION PROXIES. CyberGuard’s appliance technology supports a number of security-enhanced application proxies for many network services, including remote login, terminal emulation, file transfer protocol, hypertext transport protocol, secure sockets layer security, network news transport protocol, simple mail transport protocol, x-window system, lightweight directory access protocol, server message block, load equalizer, Lotus Notes®, port guard intercept, post office protocol version 3, Oracle SQL*Net for secure connection to a database host, proxy-writer for custom proxies, RealAudio™ protocol proxy, and Gopher™ protocol.

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

GRAPHICAL USER INTERFACE. CyberGuard’s appliances provide a graphical user interface designed to facilitate system configuration and administration. The graphical user interface is generally considered easier to use than the traditional command-line interface.

SPLIT DOMAIN NAME SERVICE. The CyberGuard appliance can function as a domain name service server. With split domain name server, the network responds to queries differently depending on their source. For example, responses to requests from the Internet might contain only CyberGuard appliance information; responses from internal requests might contain a complete list of hosts.

VIRTUAL PRIVATE NETWORKING. CyberGuard now offers an integrated Internet Protocol Security Standard virtual private network solution in all of its line of appliances. The technology utilizes SSH® virtual private network technology. It features a single management interface that the Company believes makes setup and use easy. It provides support for gateway-to-gateway and gateway-to-client virtual private network configurations; use of certificates with Internet Protocol Security Standard and internet key exchange; capability for virtual private network access through network address translation to remote private networks; access control for all traffic; central administration, monitoring and logging capabilities; support for a wide range of cryptographic algorithms; and optional cryptographic hardware acceleration support. CyberGuard offers a safenet virtual private network client option with its appliances. A limited number is included with the purchase of a CyberGuard firewall/virtual private network appliance. Additional virtual private network clients are available for purchase. CyberGuard’s virtual private network solution is interoperable with a number of other clients, including the Microsoft® Windows®’ XP virtual private network client. To optimize virtual private network performance, the Company offers an optional hardware accelerator.

LINK AGGREGATION. CyberGuard provides a feature called link aggregation that will combine multiple physical network interface controller ports into one logical network interface. This feature offers two benefits. The first is an increase in the overall reliability of the network gained from redundancy. In this instance, two physical ports are configured beneath one link aggregation device, and one port will be active while the other will be a hot standby. The second benefit is that link aggregation can also be used to provide higher throughput. In this case, multiple ports are configured under a single link aggregation device, and the link aggregation driver will optimize port utilization by balancing the traffic load.

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

ANTI-VIRUS. F-Secure Anti-VirusTM for Firewalls, Windows version, is a content vectoring protocol server that provides a means for detection and disinfection of viruses and malicious code before they traverse the CyberGuard appliance. Key features of this product that enhance protection and improve performance include the use of multiple scanning engines, caching of recent scan results, automatic database updates, and transparency to end users.

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

SUPPORT SERVICES. CyberGuard believes that service can be a key differentiator for the Company. Our worldwide customer support center provides help on the phone and online around the clock. Support staff are highly trained and qualified, level-2 experienced security professionals. Many of them currently hold one of the highest levels of certifications a security professional can achieve. Support services currently represent 90% of total service revenues.

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

Recognizing that the educated consumer is the Company’s most valued customer, CyberGuard is developing a certification track for its suite of network security solutions. The courses involved are CyberGuard Security Foundations, CyberGuard Firewall Security Administrator, and CyberGuard Firewall Security Officer. These offerings will create a network security certification to rival Check Point, Cisco and SANs certifications.

These programs will be available for instructor-led delivery by select channel solution providers throughout the world and via an upcoming online university enabling administrators to become certified without having to physically attend a course. Training currently represents approximately 4% of total service revenues.

PROFESSIONAL SERVICES. Leveraging its security expertise and experience, CyberGuard markets several specific types of consulting services relating to, among others, penetration testing; vulnerability assessment; Internet gateway security and technical evaluation; system security; corporate data security policies and management control; network security policy and management control; Internet security policy and management controls; network security analysis; and information security training. Professional services currently represent 5% of service revenues.

PRODUCT DEVELOPMENT

The following table shows the significant products and product enhancements that the Company introduced during the last two quarters of fiscal year 2002 and will introduce during the first two quarters of fiscal year 2003.

Product	Introduction	Description
FS Hardware Upgrade	Q3 2002	Transition from 1st generation hardware platform to 2nd
Firewall Software Update	Q4 2002	Graphical user interface enhancement, save and restore performance enhancement, and resolution of known issues
LX Introduction	Q4 2002	New set-top appliance designed for small-and medium-sized enterprises
5.1	Q2 2003	New software release for the appliance family that includes high availability state synchronization and PKI support

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

STRATEGIC ALLIANCES AND RELATIONSHIPS

The Company has entered into several strategic alliances to offer and sell CyberGuard products within and outside the United States. Some of these strategic alliances relate to the Company’s encryption, token authentication, intrusion detection and virus detection products. The Company relies heavily on its strategic partners to resell the Company’s products in the United States, Asia, the United Kingdom, Europe, the Middle East and Latin America.

The Company relies on third parties for assistance in the development of certain of the Company’s products under development. The Company seeks such alliances to continue efforts to develop additional products or enhancements to the Company’s existing products.

The Company outsources all of its hardware manufacturing and assembly, primarily to one third-party manufacturer and assembly house, Omni Tech Corporation, and we do not have a long term manufacturing contract with this company. We have only recently established arrangements with an alternative manufacturer and assembly house and we may not be able to meet the demands for our products if we were to lose our relationship with our primary manufacturer and assembly house. Our operations could be disrupted for an extended period of time if we have to switch to a replacement vendor. A prolonged interruption in our hardware supply could result in a loss of customer orders and revenue and diminish the reputation of our brands.

There can be no assurance that the Company will be able to enter into future collaborative arrangements on favorable terms, or at all. Even if the Company is successful in entering into such collaborative agreements, there can be no assurance that any such arrangement will be successful. The success of any such arrangement is dependent on, among other things, the skills, experience and efforts of the third party’s employees responsible for the project, the third party’s commitment to the arrangement, and the financial condition of the third party, all of which are beyond the control of the Company.

CUSTOMERS AND MARKETS

CyberGuard has traditionally served very large commercial businesses for which network security is a top priority, including government agencies, utilities and financial institutions. During 2002, the Company provided products and services to over 600 customers worldwide. Note 12 to our Financial Statements sets forth a geographic breakdown of our revenues. The Company targets the Global 500 companies which represent the market for large enterprise customers where security is a priority. During the year ended June 30, 2002, approximately 11% of the Global 500 companies are customers of the Company and three were Fortune 10 companies. The Company does not rely on any single customer for a material portion of its earnings, although one customer accounted for approximately 11% of our revenues during the year ended June 30, 2002.

In many instances, CyberGuard supplies its product to value-added resellers, solution providers, distributors, business partners or system integrators who ultimately sell to and support end users. In turn, the Company supports these reseller channels through training and education, marketing support, consulting and interaction with CyberGuard’s direct sales force.

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

CyberGuard employs three regional sales vice presidents who are responsible, respectively, for North America, Europe, Middle East, Africa and the Pacific Rim. Each regional vice president employs a team of regional sales managers to promote channel sales through their channel partners and direct customers in their respective regions. The sales force focuses its sales and marketing efforts on customers and resellers in selected vertical markets such as financial services, government, healthcare, insurance, telecommunications and electronic commerce application providers. The Company’s sales team also includes a dedicated team of inside sales professionals as well as technical support engineers who extend CyberGuard’s marketing and sales efforts. The sales force also solicits prospective customers and provides technical advice and support with respect to the Company’s products.

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

CyberGuard focuses its direct and indirect marketing efforts on commercial businesses that the Company perceives to have a need for network security due to the sensitive nature of data they collect or the potential negative impact of computer hacking. CyberGuard addresses these markets with its direct sales force and through indirect channels such as value-added resellers and systems integrators who already serve such markets. The Company also believes its products are particularly well-suited to a spectrum of Web service providers including internet service providers, application service providers, managed service providers and Internet-based retailers of subscription products and services.

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

At the same time, the Company believes that it enjoys certain advantages because of its high level of independently evaluated security; its firewall/virtual private network appliance strategy that offers a trusted secure operating system, multilevel security, performance and functionality; and a strong core of developers who helped create the Company’s original technology, which continues to earn industry awards and certifications even as it evolves to meet new security demands.

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

Many of CyberGuard’s current and potential competitors have greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources. There can be no assurance that CyberGuard can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other competitive resources. Failure to keep pace with rapid technology changes could result in the Company’s products becoming less valuable or obsolete. Certain of CyberGuard’s competitors may determine, for strategic reasons, to consolidate, substantially lower the price of their network security products, or bundle their products with other products such as hardware products or other enterprise software products. The trend toward enterprise-wide network management and security solutions may result in a consolidation of the network management and security market—for example, the recent acquisition of several specialized security companies by Symantec—around a smaller number of vendors who are able to provide the necessary software and support capabilities. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves with existing or potential customers, resellers or other third parties.

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

Additionally, CyberGuard believes that a key competitive factor in the foreign network security market and certain domestic vertical markets is a computer system’s security rating by intelligence and other government agencies such as the internationally recognized common criteria.

In order for the U.S. government to standardize information assurance purchasing by government agencies, NSTISSP 11, a National Information Assurance Acquisition Policy, mandated that by July 1, 2002, the acquisition of all information assurance IT products “to be used on systems entering, processing, storing, displaying, or transmitting national security information … shall be limited only to those which have been evaluated and validated in accordance with the criteria, schemes, or programs specified.” Listed first is the “International Common Criteria for Information Security Technology Evaluation Mutual Recognition Arrangement.” Richard Clarke, the President’s advisor on cyber security, has suggested that the requirement to purchase “evaluated and validated” information security products may be extended to apply to commercial sector information assurance purchases.

As a result of the policy, a number of competitive products have been or are being evaluated. They include Borderware, Cisco PIX, Check Point, Secure Computing’s Gauntlet and Sidewinder products, and Symantec Enterprise Firewall. It is important to note that a vendor may choose which portions of its firewall technology to have evaluated. When those elements of a firewall that are outside the scope of the target of evaluation are utilized, the firewall does not, in fact, have an evaluation assurance level 4 certification. In each instance where targets of evaluation are compared, the number of features and functions in the CyberGuard firewall that are within the scope of the evaluation assurance level 4 evaluation exceed those of competitive evaluated products.

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

Additionally, CyberGuard currently has a history of no publicly reported vulnerabilities. Over the past few years various security vulnerabilities have been discovered in many of our competitors’ firewall products. Many of these exploits have been publicly documented by highly respected security organizations. At this time we are aware of no documented vulnerability on the CyberGuard firewall in any of these organizations.

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

There were approximately 3,763 holders of record of Common Stock as of June 30, 2002. The table below sets forth, for the quarters indicated, the high and low sales prices for the Company’s Common Stock as reported by NASDAQ and the American Stock Exchange.

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

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	5,143		1.89	4,257
Equity compensation plans not approved by security holders	143	(1)	1.75	—
Total	5,286		1.89	4,257

(1)	Represents a warrant to purchase 142,857 shares of the Company’s Common Stock granted to Scott Hammack, the Company’s Chief Executive Officer, on December 26, 2000 at the price of $1.75 per share. The warrant was granted to Mr. Hammack in connection with his purchase of shares of Common Stock at market value. The warrant expires on December 25, 2005.

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

CyberGuard is a leading provider of Internet security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communications. Our award winning products and services include firewalls and virtual private networks or virtual private networks for secure communications. Our core market includes Fortune 1000 companies, major financial institutions and government agencies worldwide.

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

We categorize our revenues into three (3) geographic regions, North America; Europe, Middle East and Africa; and Asia Pacific and Latin America. Our revenues from these three regions as a percentage of total revenues were approximately 42%, 35% and 23%, respectively, in 2002 and 50%, 35% and 15% for 2001, respectively. Asia Pacific and Latin America revenue growth from fiscal year 2001 to fiscal year 2002 is attributed to the growth and maturity of its resellers in Japan, Singapore and Australia. Our total international revenues, which are revenues for customers outside the United States, represent approximately 58% of the total revenues in 2002 and 51% of revenues in 2001.

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

Service Revenues. Service revenues consist primarily of maintenance contracts for technical support of the CyberGuard firewall and virtual private network appliances. Service revenues also included training, consulting and installation revenue. The increase in service revenues is due primarily to annual maintenance/customer support which represented approximately 91% of the increase . This is due to the greater number of installed products in fiscal year 2002 resulting from the additional product sales as well as service renewals for product sold in previous years. We expect the lower product sales growth rate for fiscal year 2002 will result in a lower service revenue growth rate in 2003 than that which was achieved in fiscal year 2002. As a percentage of total revenue, service revenue increased to 32% in 2002 from 23% in 2001. The other components of service revenue, which includes training, professional services and installations, were not a significant factor in the growth from fiscal 2001 to fiscal 2002.

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

Research and Development. Research and Development expenses include salaries, non-capitalized equipment, software tools, and depreciation from capital equipment. The decrease is in part the result of the reduction in headcount and the reduction in salaries specifically related to special options program discussed in Footnote 8 of the Consolidated Financial Statement. These items accounted for approximately $500,000 of the decrease. The initial estimated impact of the program was to reduce payroll cost by approximately $287,000 annually. The special option salary reduction will end in November 2002 and total salary expense for research and development will increase by approximately $10,500 per month. The balance of the decrease is due to reduction of outside contractors use by the development group. As a percentage of total revenue, research and development expense decreased to 21% in 2002 from 22% in 2001.

Selling, General and Administrative. Selling, general and administrative expenses include salaries, commissions, human resource, finance, administrative support functions, and legal and accounting professional services. Selling, general and administrative expenses decreased by $2,673,000 to $12,007,000 in 2002 from $14,680,000 during 2001. The decrease reflects the Company’s continued focus on streamlining its operations and making cost effective changes in the way we operate, a reduction in head count and a reduction in salary expense related to a special option program discussed in Footnote 8 of the Consolidated Financial Statement. The initial estimated impact was to reduce selling, general and administrative expense by $362,569 annually. The special option salary reduction will end in November 2002 and salary expense for selling, general and administrative expense will increase by approximately $14,075 per month. The majority of the decrease, 43% relates to a decrease in labor cost. Other decrease include marketing programs, 27% other income and expense, 21% and professional fees of 10%. As a percentage of total revenue selling, general and administrative expenses decreased by 6% to 54% for the year ended June 30, 2002 compared to 60% for the year ended June 30, 2001.

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

Net cash used in financing activities was $133,000 for the year ended June 30, 2002, and net cash provided by financing activities for fiscal year 2001 was $5,804,000. In fiscal year 2002 the cash used in financing activities was primarily the net repayment under the revolving line of credit facility that was repaid at December 31, 2001. That was partially offset by proceeds from the sale of common stock of approximately $683,000 during fiscal year during 2002. Included in the net cash provided by financing activities for the year ended June 30, 2001 was the conversion in January 2001 of warrants to purchase approximately 2,400,000 shares of the Company’s common stock. The warrants were exercised at $2.00 per share for a total of approximately $4,800,000 in cash. Additionally, on January 24, 2001, approximately $5,700 of convertible debt and the interest accrued on that debt was converted into approximately 5,300,000 shares of common stock at prices between $1.00 and $1.51 per share, by Fernwood Partners II LLC, certain current and former directors and officers. That was partially offset by net repayment under the revolving credit facility of $1,203,000. In addition, proceeds from the sale of the Company’s common stock generated approximately $1,306,000 in fiscal year 2001. At June 30, 2002, there are still 2,245,361 warrants outstanding that are exercisable at prices ranging from $2.00 to $2.50, and expire in August 2004.

We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months. However, we may be required or could elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending on support, product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancement to existing products, and market acceptance of our products. Other recent and possible future events that could also materially impact the Company’s ability to successfully execute on its business plans are described in the forward-looking information: certain cautionary statements section of this Form 10K and Item 3 of this Form 10-K. We are not aware of any known demands, commitments, events or uncertainties that will result or that are reasonably likely to result in our liquidity increasing or decreasing in a material way.

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

We outsource all of our hardware manufacturing and assembly primarily to one third-party manufacturer and assembly house, Omni Tech Corporation, and we do not have a long term manufacturing contract with this company. We have only recently established arrangements with an alternative manufacturer and assembly house and we may not be able to meet the demands for our products if we were to lose our relationship with our primary manufacturer and assembly house. Our operations could be disrupted for an extended period of time if we have to switch to a replacement vendor. A prolonged interruption in our hardware supply could result in a loss of customer orders and revenue and diminish the reputation of our brands.

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

In addition, our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources. As a result they may be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sales of their products and services, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily or develop and expand their product and services offerings more quickly. In addition, our competitors may bundle products competitive with ours along with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchase our products. To date, we have not seen any trends relating to competitive pricing pressures within the security space that we operate.

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

Grant Thornton LLP

Ft. Lauderdale, Florida

August 16, 2002

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	June 30, 2002	June 30, 2001
ASSETS
Cash and cash equivalents	$6,166	$4,771
Restricted cash	44	780
Accounts receivable, less allowance for uncollectible accounts of $109 at June 30, 2002 and $36 at June 30, 2001	5,152	4,147
Inventories, net	442	261
Other current assets	801	1,065

Total current assets	12,605	11,024

Property and equipment at cost, less accumulated depreciation of $2,335 at June 30, 2002 and $1,869 at June 30, 2001	1,212	1,244
Capitalized software, net	219	741
Other assets	94	90

Total assets	$14,130	$13,099

LIABILITIES AND SHAREHOLDERS’ EQUITY
Line of credit & notes payable	140	919
Accounts payable	778	967
Convertible debenture, net	—	62
Deferred revenue	3,951	2,308
Accrued expenses and other liabilities	2,305	2,369

Total liabilities	$7,174	$6,625

Commitments and Contingencies	—	—

Shareholders’ equity
Common stock par value $0.01; authorized 50,000 shares; issued and outstanding 19,100 at June 30, 2002 and 18,429 at June 30, 2001	191	184
Additional paid-in capital	88,673	87,557
Accumulated deficit	(82,075)	(81,467)
Accumulated other comprehensive income	167	200

Total shareholders’ equity	6,956	6,474

Total liabilities and shareholders’ equity	$14,130	$13,099

See accompanying notes to consolidated financial statements

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended		Twelve Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2000
Revenues:
Products	$3,690	$4,734	$15,215	$18,685	$14,988
Services	2,031	1,640	7,125	5,721	3,871

Total revenues	5,721	6,374	22,340	24,406	18,859

Cost of revenues:
Products	1,207	1,353	4,449	4,929	3,708
Services	564	491	2,020	2,287	2,248

Total cost of revenues	1,771	1,844	6,469	7,216	5,956

Gross profit	3,950	4,530	15,871	17,190	12,903

Operating expenses:
Research and development	1,107	1,341	4,705	5,450	2,969
Selling, general and administrative	2,973	3,723	12,007	14,680	9,752

Total operating expenses	4,080	5,064	16,712	20,130	12,721

Operating income (loss)	(130)	(534)	(841)	(2,940)	182

Other income (expense)
Interest income/(expense), net	19	(2)	58	(751)	(1,066)
Loss on sale of assets	(2)	(118)	(18)	(106)	—
Other income (expense)	222	(1)	193	(90)	(92)

Total other income (expense)	239	(121)	233	(947)	(1,158)

Income / (Loss) before cumulative effect of change in accounting principle	109	(655)	(608)	(3,887)	(976)

Cumulative effect of change in accounting principle	0	0	0	(129)	0

Net Income / (Loss)	$109	$(655)	(608)	$(4,016)	$(976)

Basic earnings / loss per common share:
Before cumulative effect of change in accounting principle	$0.01	$(0.04)	$(0.03)	$(0.29)	$(0.10)
Cumulative effect of change in accounting principle	$—	$—	$—	$(0.01)	$—
Basic earnings / loss per common share	$0.01	$(0.04)	$(0.03)	$(0.30)	$(0.10)

Weighted average number of common shares outstanding	19,019	18,196	18,779	13,188	9,318

Diluted earnings / loss per common share:
Before cumulative effect of change in accounting principle	$0.00	$(0.04)	$(0.03)	$(0.29)	$(0.10)
Cumulative effect of change in accounting principle	$—	$—	$—	$(0.01)	$—
Diluted earnings / loss per common share	$0.00	$(0.04)	$(0.03)	$(0.30)	$(0.10)

Weighted average number of common shares outstanding	22,317	18,196	18,779	13,188	9,318

See accompanying notes to consolidated financial statements

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Twelve Months Ended
	June 30, 2002	June 30, 2001	June 30, 2000
Cash flows from operating activities
Net loss	$(608)	(4,016)	(976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	817	670	494
Amortization	694	1,101	531
Loss on disposal of fixed assets	18	134	21
Interest expense related to convertible debt	—	534	803
Provision for uncollectible accounts receivable	73	(15)	(355)
Provision for inventory reserve	(68)	(5)	35
Compensation expense related to modification of stock options	156	195	—
Non cash expense for company 401(k) match	259	—	—
Cumulative effect of change in accounting principle	—	129	—
Translation adjustment	(33)	89	89
Changes in assets and liabilities:
Restricted cash	736	20	108
Accounts receivable	(1,078)	(517)	(1,239)
Other current assets	264	130	(776)
Inventories	(113)	(130)	17
Accounts payable	(189)	(457)	(1,342)
Accrued expenses and other liabilities	(65)	428	(988)
Deferred revenue	1,643	(604)	867
Other, net	(4)	74	(29)

Net cash provided by (used in) operating activities	2,503	(2,240)	(2,740)

Cash flows used in investing activities
Capitalized software costs	(172)	(360)	(1,205)
Purchases of property & equipment	(805)	(930)	(448)
Proceeds from sale of property & equipment	2	—	—

Net cash used in investing activities	(975)	(1,290)	(1,652)

Cash flows provided by (used in) financing activities:
Issuance of convertible debt	—	1,000	4,313
Retirement of convertible debt	(37)	—	(1,125)
Proceeds from exercise of warrants	—	4,804	—
Borrowings under notes payable	—	310	741
Repayment of notes payable	(16)	(413)	(761)
Net repayment under revolving line of credit	(763)	(1,203)	(89)
Proceeds from stock options exercised	523	532	888
Proceeds from private placement of common stock	—	500	—
Proceeds from sale of common stock	160	274	301

Net cash provided by (used in) financing activities	(133)	5,804	4,267

Net increase (decrease) in cash	1,395	2,274	(125)
Cash and cash equivalents at beginning of period	4,771	2,497	2,622

Cash and cash equivalents at end of period	$6,166	$4,771	$2,497

Supplemental disclosure of cash flow information
Cash paid for interest	62	511	608

Cash paid for income taxes	—	—	—

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

See accompanying notes to consolidated financial statements

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME

(Amounts in thousands, except share data)

	Common Stock Shares	Common Stock Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance June 30, 1999	9,064,756	$91	$73,677	$(76,475)	$22	$(2,685)

Net loss				(976)		(976)
Translation adjustment					89	89
Issuance of common stock	734,565	7	1,182			1,189
Discount on warrants			431			431

Balance June 30, 2000	9,799,321	$98	$75,290	$(77,451)	$111	$(1,952)

Net loss				(4,016)		(4,016)
Translation adjustment					89	89
Issuance of warrants related to debt conversion			73			73
Modification of stock options			195			195
Cumulative change in accounting principle			129			129
Issuance of common stock related to debt conversion	5,506,905	55	5,791			5,846
Issuance of common stock related to exercise of warrants	2,402,000	24	4,780			4,804
Issuance of common stock related to the exercise of options	385,938	4	528			532
Issuance of common stock	334,408	3	771			775

Balance June 30, 2001	18,428,572	$184	$87,557	$(81,467)	$200	$6,474

Net loss				(608)		(608)
Translation adjustment					(33)	(33)
Modification of stock options			156			156
Issuance of common stock related to debt conversion	24,835	0	25			25
Issuance of common stock related to the exercise of options	418,400	4	519			523
Issuance of common stock	227,875	3	416			419

Balance June 30, 2002	19,099,682	191	88,673	(82,075)	167	6,956

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

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(3) PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2002	June 30, 2001
Property and equipment	$3,126	$2,706
Purchased software for internal use	387	373
Leasehold improvement	34	34

Subtotal	3,547	3,113

Less: accumulated depreciation	(2,335)	(1,869)

Property and equipment, net	$1,212	$1,244

(4) ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

	June 30, 2002	June 30, 2001
Salaries, wages and other compensation	$1,355	$1,570
Other payables	950	799

	$2,305	$2,369

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

(7) INCOME TAXES

The significant components of the Company’s net deferred income tax assets (liabilities) are as follows:

Deferred tax assets and liabilities

	June 30, 2002	June 30, 2001	June 30, 2000
Accrued expenses	$443	$339	$243
Depreciation and amortization	545	313	(290)
Net operating loss carryforwards	25,029	24,210	22,843
Capital loss carryforwards	2,855	2,024	2,024
Other deferred tax assets	39	517	522
Valuation allowance	(28,911)	(27,403)	(25,342)

Net deferred income tax liability	—	—	—

A reconciliation of the effective income tax rate and the statutory United States income tax rate follows:

	Year ended June 30, 2002	Year ended June 30, 2001
Statutory U.S. income tax rate	(34.0)%	(34.0)%
State taxes	(3.0)%	(3.0)%
Other	(2.5)%	0.0%
Interest on convertible debt	21.7%	4.4%
Valuation Allowance	17.8%	32.6%

Effective income tax rate	0.0%	0.0%

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

(8) SHAREHOLDERS’ EQUITY

Common Stock—The Company has authorized 50,000,000 shares of CyberGuard common stock, each share having a par value of $0.01 per share.

Preferred Stock—The Company has authorized 5,000 shares of CyberGuard preferred stock, each share having a par value of $0.01 per share. No preferred shares are outstanding.

Stockholder Protection Rights Agreement—In September 1994, the Company approved a Stockholder Protection Rights Agreement. The agreement states that each share of the Company’s common stock has attached to it one right. Each right entitles its registered holder to purchase from the Company after the “Separation Time”, as hereinafter defined, one-hundredth of a share of Participating Preferred Stock, par value $0.01 per share, for an amount calculated in accordance with the Preferred

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Stock Agreement. The rights will not trade separately from the common stock unless and until the Separation Time. The Separation Time is defined as the earlier of the tenth business day after the date on which any person commences a tender or exchange offer which, if consummated, would result in an acquisition, and the first date of public announcement by the Company of such offering. In the event of any voluntary or involuntary liquidation of the Company, the holders of the Preferred Stock shall be paid an amount as calculated in accordance with the Preferred Stock Agreement.

Stock Option Plans—Effective October 8, 1994, the Company adopted an Incentive Stock Option Plan. On February 4, 1996, the Board of Directors approved an amendment to the plan to reserve 2,025,000 shares of common stock for grant, and effective October 28, 1997 increased the reserve to 2,400,000 shares. Effective September 4, 1998, the Company adopted an Employee Stock Option Plan. The Board of Directors approved an initial reserve of 1,400,000 shares of common stock for grant, and effective August 10, 1999 increased the reserve to 2,500,000 shares. On March 9, 2001, the Company registered an additional 2,000,000 shares and on November 21, 2001, an additional 2,500,000 shares, totaling 7,000,000 shares under the 1998 plan. The options vest over a three-year period and have a term of five years.

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

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The adoption of SFAS No. 123 under the fair value based method would have increased compensation expense by $2,506, $2,560, and $3,397 for the years ended June 30, 2002, 2001, and 2000, respectively. The effect of SFAS No. 123 under the fair value based method would have affected net loss and loss per share as follows:

	Year ended June 30, 2002	Year Ended June 30, 2001	Year Ended June 30, 2000
Net loss	$(608)	$(4,016)	$(976)

Pro-Forma	$(3,114)	$(6,576)	$(4,373)

Loss per common share as reported	$(0.03)	$(0.30)	$(0.10)

Pro-Forma	$(0.17)	$(0.50)	$(0.47)

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

Information relating to the Company’s stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price
Options at June 30, 1999	3,061,000	$1.91
Granted	1,094,000	$3.94
Exercised	(640,000)	$1.41
Forfeited	(539,000)	$1.79

Shares under option at June 30, 2000	2,977,000	$2.65

Shares exercisable at June 30, 2000	1,703,000	$2.05

Options at June 30, 2000	2,977,000	$2.70
Granted	1,929,000	$1.98
Exercised	(386,000)	$1.38
Forfeited	(654,000)	$4.66

Shares under option at June 30, 2001	3,866,000	$2.15

Option shares exercisable at June 30, 2001	1,993,000	$1.83

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Options at June 30, 2001	3,866,000	$2.15
Granted	2,025,000	$1.41
Exercised	(418,000)	$1.25
Forfeited	(330,000)	$2.77

Shares under option at June 30, 2002	5,143,000	$1.89

Option shares exercisable at June 30, 2002	3,327,000	$1.84

The following information applies to options outstanding as of June 30, 2002:

	Options Outstanding		Options Exercisable
Actual Range of Exercise Prices Increment	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.75 - 1.13	374,000	1.4	$1.02	374,000	$1.02
$1.25 - 1.70	3,802,000	6.4	$1.37	2,396,000	$1.35
$2.00 - 3.00	223,000	7.3	$2.61	137,000	$2.51
$3.09 - 4.35	452,000	5.6	$3.71	211,000	$3.80
$5.00 - 7.38	292,000	4.6	$6.40	209,000	$6.41

$0.75 - 7.38	5,143,000	5.9	$1.89	3,327,000	$1.84

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

Related Party Equity Transactions—During January 2001, the Company’s CEO invested $500 to purchase at the market value approximately 143,000 shares of common stock at $1.75 share and approximately 62,000 shares of common stock at $4.00 per share. In conjunction with the purchase of the approximately 143,000 shares of common stock, the CEO was granted an equal number of warrants to purchase the Company’s common stock at $1.75 per share. The warrants are exercisable any time before December 25, 2005.

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

(11) EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Savings Plan (“the Plan”) which covers the eligible employees of the Company. An employee is eligible to participate in the Plan on the date of hire. The amount of profit-sharing contributions made by the Company into the Plan is discretionary. Each participant may contribute up to 19% of compensation into the Plan. The Company makes a matching contribution on behalf of each participant for the first 6% of their individual contribution. These contributions are made in the form of cash and common stock of the Company. Participants’ profit sharing and matching contribution vests over a three-year period. For the years ended June 30, 2002,2001, and 2000, the Company recorded compensation expense of $259, $222, and $72 respectively, for the Company matches to the Plan.

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

(14) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected unaudited quarterly results for the fiscal year ended June 30, 2002 and 2001 were as follows:

Fiscal Year 2002

	Total	Jun 30, 2002	Mar 31, 2002	Dec 31, 2001	Sep 30, 2001
Revenues	$22,340	$5,720	$6,291	$5,753	$4,576
Gross profit	15,871	3,949	4,403	4,130	3,389
Operating (loss) / income	(841)	(131)	85	141	(936)

Net (loss) / income	$(608)	$109	$81	$110	$(908)

Basic and diluted (loss) / income per share	$(0.03)	$0.00	$0.00	$0.01	$(0.05)

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Fiscal Year 2001

	Total	Jun 30, 2001	Mar 31, 2001	Dec 31, 2000	Sep 30, 2000
Revenues	$24,406	$6,374	$7,635	$6,349	$4,048
Gross profit	17,190	4,530	5,333	4,459	2,868
Operating loss	(2,940)	(534)	(548)	(183)	(1,675)
Loss before cumulative effect of change in accounting principle	$(3,887)	$(655)	$(888)	$(485)	$(1,859)
Cumulative effect of change in accounting principle	(129)	—	—	(129)	—

Net loss	$(4,016)	$(655)	$(888)	$(614)	$(1,859)

Basic loss per share before cumulative effect of change in accounting principle	$(0.29)	$(0.04)	$(0.06)	$(0.05)	$(0.19)
Cumulative effect of change in accounting principle	$(0.01)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Diluted loss per share	$(0.30)	$(0.04)	$(0.06)	$(0.06)	$(0.19)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements. The Financial Statements filed as part of this Report are listed separately in the Index to Financial Statements beginning on page F-1 of this Report.

(b)	Reports on Form 8-K. During the fourth quarter of the fiscal year 2002 the Company filed a report on Form 8-K on June 7, 2002 regarding the listing of the Company’s securities on the American Stock Exchange (AMEX).

(c)	Exhibits. The following exhibits are included in this Report:

Exhibit No.		Exhibit Description

2.01	—	Restated Purchase and Sale Agreement between Concurrent Computer Corporation and the Company dated May 23, 1996(1)

3.01	—	Articles of Incorporation of the Company, as amended June 26, 1996(8)

3.02	—	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company(13)

3.03	—	Restated Bylaws of the Company(3)

4.01	—	Form of Common Stock Certificate(4)

4.02	—	Form of Stockholder Rights Plan(2)

4.03	—	Form of Share Holding Agreement between Concurrent Computer Corporation and the Company(4)

10.01	—	Employee Stock Incentive Plan(6)

10.02	—	Amendment to Employee Stock Incentive Plan(7)

10.03	—	Amendment to Employee Stock Incentive Plan dated March 20, 1998(15)

10.04	—	Amended and Restated Employee Stock Option Plan dated September 4, 1998, as amended through March 2, 2001(16)

10.05	—	Forms of Stock Option Agreements(15)

10.06	—	Retirement Savings Plan, as amended and restated on July 1, 2002(5)

10.07	—	Employment Agreement Amendment dated October 1, 2001 between the Company and Scott Hammack(12)

10.08	—	Employment Agreement Amendment dated October 1, 2001 between the Company and Patrick Clawson(12)

10.09	—	Employment Agreement Amendment dated October 1, 2001 between the Company and Michael Matte(12)

10.10	—	Employment Agreement Amendment dated October 1, 2001 between the Company and Michael Wittig(12)

10.11	—	Employment Agreement Amendment dated October 1, 2001 between the Company and Adriana Kovalovska(12)

10.12	—	Second Amended and Restated Employee Stock Option Plan dated September 4, 1998, as amended through October 16, 2001(14)

10.13	—	Employment Agreement dated September 30, 1998 between the Company and Michael Wittig(15)

10.14	—	Amendment to Employment Agreement between the Company and Mike Wittig, dated December 13, 2000(17)

10.15	—	Agreement between the Company and Scott J. Hammack, dated December 26, 2000(17)

10.16	—	Employment Agreement between the Company and Scott J. Hammack, dated January 2, 2001(17)

10.17	—	Agreement between the Company and Scott J. Hammack, dated January 17, 2001(17)

10.18	—	Employment Agreement between the Company and Patrick J. Clawson, dated January

18,2001(17)

10.19	—	Employment Agreement dated February 13, 2001 between the Company and Michael Matte(18)

10.20	—	Employment Agreement dated April 18, 2001 between the Company and Adriana Kovalovska(9)

10.21	—	Loan and Security Agreement dated December 29, 1997 between the Company, TradeWave Corporation and Coast Business Credit(11)

10.22	—	Amendment Nr. 1 to Loan and Security Agreement dated December 29, 1997 between the Company, TradeWave Corporation and Coast Business Credit(11)

10.23	—	Amendment Nr. 2 to Loan and Security Agreement dated October 6, 1999 between the Company and Coast Business Credit(3)

10.24	—	Loan Documents dated December 17, 1998 between the Company and Fernwood Partners, LLC(15)

10.25	—

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

May 27, 2003	CYBERGUARD CORPORATION

	By:	/s/ SCOTT J. HAMMACK
Scott Hammack Chairman and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott J. Hammack and Michael D. Matte and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT J. HAMMACK Scott Hammack	Chairman and Chief Executive Officer (Principal Executive Officer)	May 27, 2003

/s/ MICHAEL D. MATTE Michael D. Matte	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	May 27, 2003

/s/ PATRICK CLAWSON Patrick Clawson	President (Principal Executive Officer)	May 27, 2003

/s/ DANIEL J. MOEN Daniel J. Moen	Director	May 27, 2003

/s/ DAVID L. MANNING David L. Manning	Director	May 27, 2003

/s/ WILLIAM G. SCOTT William G. Scott	Director	May 27, 2003

/s/ JOHN V. TIBERI, JR. John V. Tiberi, Jr.	Director	May 27, 2003

/s/ WILLIAM D. RUBIN William D. Rubin	Director	May 27, 2003

/s/ KENNETH C. JENNE, II Kenneth C. Jenne, II	Director	May 27, 2003

CERTIFICATIONS

I, Scott J. Hammack, certify that:

1.	I have reviewed this annual report on Form 10-K/A for CyberGuard Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 27, 2003

/S/ SCOTT J. HAMMACK

Scott J. Hammack Chief Executive Officer

I, Michael D. Matte, certify that:

1.	I have reviewed this annual report on Form 10-K/A for CyberGuard Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 27, 2003

/S/ MICHAEL D. MATTE

Michael D. Matte Chief Financial Officer

Index to Exhibits

Exhibit Number	Exhibit Description

99.01	Certification by Scott Hammack, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02	Certification by Michael D. Matte, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.