Form 10-Q/A
period 2002-09-30
CYBERGUARD CORP
filed 2003-05-27
CIK 927133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

PART I: FINANCIAL INFORMATION

Item 1.    Financial Statements

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands)

	Sept. 30, 2002	June 30, 2002
ASSETS
Cash and cash equivalents	$7,154	$6,166
Restricted cash	31	44
Accounts receivable, less allowance for uncollectible accounts of $282 at Sept. 30, 2002 and $109 at June 30, 2002	5,053	5,152
Inventories, net	291	442
Other current assets	1,202	801

Total current assets	13,731	12,605
Property and equipment at cost, less accumulated depreciation of $2,547 at Sept. 30, 2002 and $2,335 at June 30, 2002	1,326	1,212
Capitalized software, net	256	219
Other assets	70	94

Total assets	$15,383	$14,130

LIABILITIES AND SHAREHOLDERS' EQUITY
Note payable	78	140
Accounts payable	1,064	778
Deferred revenue	3,644	3,951
Accrued expenses and other liabilities	2,435	2,305

Total liabilities	$7,221	$7,174
Commitments and Contingencies	—	—
Shareholders' equity
Preferred Stock par value $0.01; authorized 5 shares; none issued	—	—
Common stock par value $0.01; authorized 50,000 shares issued and outstanding 19,268 at Sept. 30, 2002 and 19,100 at June 30, 2002	193	191
Additional paid-in capital	88,966	88,673
Accumulated deficit	(81,144)	(82,075)
Accumulated other comprehensive income	147	167

Total shareholders' equity	8,162	6,956

Total liabilities and shareholders' equity	$15,383	$14,130

See accompanying notes to consolidated financial statements

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended
	Sept. 30, 2002	Sept. 30, 2001
Revenues:
Products	$4,874	$3,001
Services	2,226	1,575

Total revenues	7,100	4,576
Cost of revenues:
Products	1,224	736
Services	552	451

Total cost of revenues	1,776	1,187

Gross profit	5,324	3,389

Operating expenses:
Research and development	1,047	1,356
Selling, general and administrative	3,322	2,969

Total operating expenses	4,369	4,325

Operating income/(loss)	955	(936)

Other income/(expense):
Interest income/(expense), net	28	22
Gain/(loss) on sale of assets	(36)	(3)
Other income	(16)	9

Total other income/(expense)	(24)	28

Net income/(loss)	$931	$(908)

Basic earnings/(loss) per common share	$0.05	$(0.05)

Weighted average number of common shares outstanding	19,181	18,552

Diluted earnings/(loss) per common share	0.04	$(0.05)

Diluted common shares outstanding	22,172	18,552

See accompanying notes to consolidated financial statements

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	Sept. 30, 2002	Sept. 30, 2001
Cash flows from operating activities
Net income/(loss)	$931	$(908)
Adjustment to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation	219	195
Amortization	66	195
Loss on disposal of fixed assets	36	24
Interest on convertible debt	—	2
Provision for uncollectible accounts receivable	173	19
Provision for inventory reserve	20	3
Compensation expense related to stock options	50	27
Non cash expense for company 401(k) match	41	—
Translation adjustment	(20)	32
Changes in assets and liabilities
Restricted cash	13	65
Accounts receivable	(74)	(554)
Other current assets	(401)	(17)
Inventories	(2)	(135)
Accounts payable	286	(537)
Accrued expenses and other liabilities	130	(556)
Deferred revenue	(307)	1,015
Other, net	24	—

Net cash provided by/(used in) operating activities	1,185	(1,130)

Cash flows used in investing activities
Capitalized software costs	(103)	—
Purchase of property & equipment	(236)	(118)

Net cash used in investing activities	(339)	(118)

Cash flows provided by financing activities
Repayment of notes payable	(62)	(8)
Net borrowings under revolving line of credit	—	124
Proceeds from stock options exercised	168	132
Proceeds from sale of common stock in stock purchase plan	36	162

Net cash provided by financing activities	142	410

Net increase/(decrease) in cash	988	(838)
Cash and cash equivalents at beginning of period	6,166	4,771

Cash and cash equivalents at end of period	$7,154	$3,933

Supplemental disclosure of cash flow information
Cash paid for interest	2	20

Cash paid for income taxes	—	—

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

The table below illustrates the components of earnings per share:

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001
Net Income/(loss)	$931	($908)

Weighted average number of common shares outstanding	19,181	18,552
Dilutive effect of:
Employee stock options	2,307	0
Warrants	684	0

Weighted average number of common shares outstanding	22,172	18,552

Earnings/(loss) per share
Basic	0.05	(0.05)
Diluted	0.04	(0.05)

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

The increase in revenues for the quarter ended September 30, 2002 is the result of increased focus in the security industry by consumers in both commercial and government sectors. All three worldwide regions experience significant product revenue growth during the quarter ended September 30, 2002. This growth is attributable to several key factors:

■	New channel partner traction

■	Worldwide government purchases

■	Continuing development of our Middle East market space

■	More seasoned sales force

Service revenue includes maintenance contracts related to new product sales, renewal maintenance contracts for products previously deployed, training, installation and consulting services. The increase in service revenue corresponds to the growth in the Company’s customer base and its timing of renewal maintenance. Support services for network security products accounted for 31% of revenues during the quarter ended September 30, 2002 as compared to 34% of revenues during the quarter ended September 30, 2001.

CYBERGUARD CORPORATION

September 30, 2002

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

CYBERGUARD CORPORATION

September 30, 2002

(Dollars in thousands, except per share data)

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

We generate revenues through:

■	Sales of product and services subscriptions indirectly through our reseller network at a discount from list price;

■	Sales of products and services subscriptions directly to our end users.

CYBERGUARD CORPORATION

September 30, 2002

(Dollars in thousands, except per share data)

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

CYBERGUARD CORPORATION

September 30, 2002

(Dollars in thousands, except per share data)

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

CYBERGUARD CORPORATION

September 30, 2002

(Dollars in thousands, except per share data)

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

CYBERGUARD CORPORATION

September 30, 2002

(Dollars in thousands, except per share data)

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit No.		Exhibit Description

10.1	—	Retirement Savings Plan, as amended and restated on July 1, 2002_

99.01	—	Certification by Scott J. Hammack, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02	—	Certification by Michael D. Matte, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports filed on Form 8-K during the quarter ended September 30, 2002: The Company filed no reports on Form 8-K during the quarter ended September 30, 2002.

[1]	Incorporated herein by reference to the Company’s Registration Statement of Form S-8 (Commission File Number 333-58262), filed on July 19, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 27, 2003	CYBERGUARD CORPORATION

	By:	/s/ Scott J. Hammack
Chairman and Chief Executive Officer

	By:	/s/ Michael D. Matte
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