Form 10-Q/A
period 2002-12-31
CYBERGUARD CORP
filed 2003-05-27
CIK 927133

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

SIGNATURES

EXHIBITS

PART I: FINANCIAL INFORMATION

Item 1.    Financial Statements

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands)

	Dec. 31, 2002	June 30, 2002

ASSETS
Cash and cash equivalents	$8,931	$6,166
Restricted cash	75	44
Accounts receivable, less allowance for uncollectible accounts of $437 at Dec. 31, 2002 and $109 at June 30, 2002	6,487	5,152
Inventories, net	147	442
Other current assets	1,174	801

Total current assets	16,814	12,605
Property and equipment at cost, less accumulated depreciation of $2,850 at Dec. 31, 2002 and $2,335 at June 30, 2002	1,338	1,212
Capitalized software, net	246	219
Other assets	80	94

Total assets	$18,478	$14,130

LIABILITIES AND SHAREHOLDERS' EQUITY
Note payable	$96	$140
Accounts payable	887	778
Deferred revenue	4,677	3,951
Accrued expenses and other liabilities	2,501	2,305

Total liabilities	8,161	7,174
Commitments and Contingencies	—	—
Shareholders' equity
Preferred Stock par value $0.01; authorized 5 shares; none issued	—	—
Common stock par value $0.01; authorized 50,000 shares issued and outstanding 19,734 at Dec. 31, 2002 and 19,100 at June 30, 2002	197	191
Additional paid-in capital	89,662	88,673
Accumulated deficit	(79,635)	(82,075)
Accumulated other comprehensive income	93	167

Total shareholders' equity	10,317	6,956

Total liabilities and shareholders' equity	$18,478	$14,130

See accompanying notes to condensed consolidated financial statements

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2002	Dec. 31, 2001
Revenues:
Products	5,795	3,968	10,668	6,969
Services	2,438	1,785	4,665	3,359

Total revenues	8,233	5,753	15,333	10,328

Cost of revenues:
Products	1,398	1,130	2,622	1,866
Services	721	493	1,273	944

Total cost of revenues	2,119	1,623	3,895	2,810

Gross profit	6,114	4,130	11,438	7,518

Operating expenses:
Research and development	1,207	1,003	2,254	2,359
Selling, general and administrative	3,543	2,986	6,865	5,955

Total operating expenses	4,750	3,989	9,119	8,314

Operating income (loss)	1,364	141	2,319	(796)

Other income/(expense):
Interest income/(expense), net	25	5	54	27
Gain/(loss) on sale of assets	3	(14)	(33)	(17)
Other income/(expense):	116	(22)	100	(12)

Total other income/(expense)	144	(31)	121	(2)
Net income (loss)	1,508	110	2,440	(798)

Basic earnings (loss) per common share	$0.08	$0.01	$0.13	$(0.04)

Weighted average number of common shares outstanding	19,475	18,667	19,328	18,610

Diluted earnings (loss) per common share	$0.06	$0.01	$0.10	$(0.04)

Diluted common shares outstanding	24,316	19,267	23,479	18,610

See accompanying notes to condensed consolidated financial statements

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	Dec. 31, 2002	Dec. 31, 2001
Cash flows from operating activities:
Net income/(loss)	$2,440	$(798)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	476	353
Amortization	152	380
Loss on disposal of property & equipment	33	16
Interest on convertible debt	—	3
Provision for uncollectible accounts receivable	328	38
Provision for inventory reserve	—	2
Compensation expense related to stock options	70	55
Non cash expense for company 401(k) match	123	117
Translation adjustment	(74)	20
Changes in assets and liabilities
(Increase)/Decrease in restricted cash	(31)	707
(Increase) in accounts receivable	(1,663)	(66)
(Increase)/Decrease in other current assets	(374)	223
(Increase) in inventories	(320)	(237)
Increase/(Decrease) in accounts payable	110	(538)
Increase in accrued expenses and other liabilities	196	17
Increase in deferred revenue	726	977
Decrease/(Increase) in other, net	14	(1)

Net cash provided by operating activities	2,206	1,268

Cash flows used in investing activities:
Capitalized software costs	(179)	(182)
Proceeds from the sale of property & equipment	—	10
Purchase of property & equipment	(20)	(148)

Net cash (used in) investing activities	(199)	(320)

Cash flows provided by/(used in) financing activities:
Repayment on notes payable	(44)	(752)
Net repayments on line of credit	—	(113)
Proceeds from stock options exercised	766	168
Proceeds from issuance of common stock in stock purchase plan	36	217

Net cash provided by/(used in) financing activities	758	(480)

Net increase in cash	2,765	468
Cash and cash equivalents at beginning of period	6,166	4,771

Cash and cash equivalents at end of period	$8,931	$5,239

Supplemental disclosure of cash flow information:
Cash paid for interest	3	55

Cash paid for income taxes	—	—

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

Revenue Recognition—Revenues from product sales are recognized only when a contract or agreement has been executed, delivery of the product has occurred, the fee is fixed and determinable and we believe collection is probable. While we generally recognize product revenue on product shipment, we defer revenues on product sales for value added resellers until the partners demonstrate consistency of payment within terms and no product returns for a three-month period. Service revenues are recognized ratably on a monthly basis over the service contract term. Service revenues primarily include the annual fee for maintenance, which is sold as part of our security solutions, and for subscription renewals from our existing customers and end users. These services provide our customers access to our worldwide support organization for product updates, general security information and technical support. For the quarter ended December 31, 2002, no resellers were reclassified from cash basis to accrual and one reseller was reclassified from accrual to cash basis because it did not demonstrate cosistency of payment within terms. During the six months ended December 31, 2002, thirteen (13) resellers, net, were changed from cash basis to accrual, based on a reasonable assurance of collectibility from evaluating their payment histories and no product returns. The impact of the reclassification did not have a material effect on revenue.

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

The table below illustrates the components of earnings per share:

	Three Months Ended December 31, 2002	Three Months Ended December 31, 2001	Six Months Ended December 31, 2002	Six Months Ended December 31, 2001
Net Income/(loss)	$1,508	$110	$2,440	($798)

Weighted average number of common shares outstanding	19,475	18,667	19,328	18,610
Dilutive effect of:
Employee stock options	3,559	536	3,104	0
Warrants	1,282	64	1,047	0

Weighted average number of common shares outstanding	24,316	19,267	23,479	18,610

Earnings/(loss) per share
Basic	0.08	0.01	0.13	(0.04)
Diluted	0.06	0.01	0.10	(0.04)

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

■        All three worldwide regions experienced significant product revenue growth during the quarter ended December 31, 2002. Network security product revenue accounted for 70% of revenue during the quarter ended December 31, 2002 compared to 69% of revenues during the quarter ended December 31, 2001.

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

Gross Profit

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

CYBERGUARD CORPORATION

December 31, 2002

(Dollars in thousands, except per share data)

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

The increase in revenues for the six-month period ended December 31, 2002 is attributable to several key factors:

■	New channel partner revenue contribution

■	Strong government purchases, particularly in the US market

■	Continued development and contribution from the Europe, Middle East and Africa region

■	More seasoned sales force

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

Limitations on the Effectiveness of Controls

The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. We have designed our disclosure controls procedures to provide a reasonable level of assurance of reaching our desired disclosure control objectives. We believe our disclosure controls and procedures are effective in reaching that level of reasonable assurance. However, the Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all potential fraud. A control system, no matter

CYBERGUARD CORPORATION

December 31, 2002

(Dollars in thousands, except per share data)

how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

CYBERGUARD CORPORATION

December 31, 2002

(Dollars in thousands, except per share data)

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