Form 10-Q/A
period 2002-12-31
CYBERGUARD CORP
filed 2003-07-11
CIK 927133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

AMENDMENT NO 2

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

954-958-3900

Registrant’s Telephone Number, Including Area Code

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

December 31, 2002

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

Liquidity and Capital Resources

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

Limitations on the Effectiveness of Controls

The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. We have designed our disclosure controls procedures to provide a reasonable level of assurance of reaching our desired disclosure control objectives. We believe our disclosure controls and procedures are effective in reaching that level of reasonable assurance. However, the Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all potential fraud. A control system, no matter

CYBERGUARD CORPORATION

December 31, 2002

(Dollars in thousands, except per share data)

how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part on certain assumptions about the likelihood of future events, and there can be no absolute assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Date: July 11, 2003	CYBERGUARD CORPORATION

	By:	/s/ SCOTT J. HAMMACK
Chairman and Chief Executive Officer

By:	/s/ MICHAEL D. MATTE
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

Date: July 11, 2003

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

Date: July 11, 2003

/s/ MICHAEL D. MATTE
Michael D. Matte Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description

99.01	Certification by Scott J. Hammack, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02	Certification by Michael D. Matte, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.