Form 10-Q/A
period 2003-03-31
CYBERGUARD CORP
filed 2003-07-11
CIK 927133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

AMENDMENT NO 1

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

Supplemental disclosure of non-cash information:

During January 2001, approximately 310 options to purchase shares of the Company’s common stock were issued at a below market price, which required the Company to record approximately $16 and $59 in compensation expense for the period ended March 2003 and 2002 respectively. The Company’s CEO, Scott Hammack, participated in a special option program where he received no salary for twelve months which required the Company to record compensation expense of $59 for the nine-months ended March 31, 2003 and $47 for the nine-months ended March 31, 2002.

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

2. Summary of Significant Accounting Policies

Software Development Costs—The Company capitalizes costs related to the development of certain software products on a product by product basis in accordance with Statement of Financial Accounting Standards No. 86, “Accounting For the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”) which requires capitalization to begin when technological feasibility has been established and ends when the product is available for general release to customers. Software development costs incurred prior to technological feasibility, defined by implementation of a beta project, are considered research and development costs and are expensed as incurred. Capitalized costs are amortized on a straight-line method over the remaining estimated economic life of the product, which we estimate to be two years, which reflects the rapid changes in security software and is the greater of the two amounts calculated using the methods noted in SFAS 86. Amortization starts when the product is available for general release to customers. Unamortized capitalized software cost is evaluated at each balance sheet date and compared to the net realizable value. Any excess capitalized cost above net realizable value will be written off. No such impairment existed at March 31, 2003. The Company capitalized $179 in software development costs for the nine months ended March 31, 2003.

Revenue Recognition—Our revenue is derived from two primary sources:

(1) Product revenue which includes revenue from the sale of our firewall/VPN appliance, and

(2) Service revenue, which is primarily maintenance, provides for customer support.

Revenues from product sales are recognized only when a contract or agreement has been executed,

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2003

Amounts in thousands, except per share data

(Unaudited)

delivery of the product has occurred, the fee is fixed and determinable and we believe collection is probable. Product revenue is generally recognized on product shipment; this includes the transfer of both title and risk of loss, provided that no significant obligations remain. There is no product right of return available to the customer. We defer revenues on product sales for new value added resellers where we are unable to determine the ability of the reseller to honor a commitment to make fixed or determinable payment. Revenue will be deferred until the resellers demonstrate consistency of payment within terms and there are no instances where we have to take back of the product because of non-payment for a three-month period. For the quarter ended March 31, 2003, two resellers were reclassified from cash basis to accrual. During the nine months ended March 31, 2003, fifteen (15) resellers, net, were changed from cash basis to accrual, based on a reasonable assurance of collectibility from evaluating their payment histories and no product returns. The impact of the reclassification did not have a material effect on revenue.

Service revenues consist primarily of the annual fee for maintenance (post-contract customer support) and maintenance renewals from our existing customers and are recognized ratably on a monthly basis over the service contract term. The post contract customer support provides our customers access to our worldwide support organization for technical support, unspecified product updates/enhancements on a when and if available basis and general security information. The updates are considered minor enhancements to the software that are not separately marketable or considered a competitive feature or major upgrade. All products and services are separately contracted.

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

The table below illustrates the components of earnings per share:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Nine Months Ended March 31, 2003	Nine Months Ended March 31, 2002
Net Income/(loss)	$5,148	$81	$7,588	$(717)
Weighted average number of common shares outstanding	20,078	18,883	19,574	18,700
Dilutive effect of:
Employee stock options	3,903	2,570	3,516	0
Warrants	1,586	916	1,286	0
Weighted average number of common shares outstanding	25,567	22,369	24,376	18,700

Earnings/(loss) per share
Basic	0.26	0.00	0.39	(0.04)
Diluted	0.20	0.00	0.31	(0.04)

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2003

Amounts in thousands, except per share data

(Unaudited)

The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for continued use of recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for those plans. The Company applies the recognition and measurement principles of APB Opinion No. 25, and related interpretations in accounting for those plans. For the three and nine months ended March 31, 2003 there was approximately $5 and $16 of stock based compensation reflected in net income. For the three and nine months ended March 31, 2002 there was approximately $5 and $59 of stock based employee compensation included in net income.—Stock based compensation was the result of stock issued at prices below market value at the date of the grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future periods or of the value of all options currently outstanding.

	Three months ended March 31,		Nine months ended March 31,
	2003	2002	2003	2002
Net income (loss), as reported	$5,148	$81	$7,588	$(717)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	$5	$5	$16	$59

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	$(524)	$(745)	$(2,157)	$(1,902)

Pro forma net income/ (loss)	$4,629	$(659)	$5,447	$(2,560)

Earnings / (loss) per share:

Basic—as reported	$0.26	$0.00	$0.39	$(0.04)

Basic—pro forma	$0.23	$(0.03)	$0.28	$(0.14)
Diluted—as reported	$0.20	$0.00	$0.31	$(0.04)

Diluted—pro forma	$0.18	$(0.03)	$0.22	$(0.14)

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

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires that a liability be recorded on the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. FIN No. 45 is effective for financial statements for fiscal years ending after December 31, 2002. The Company believes FIN 45 will not have any future impact on the Company at this time.

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2003

Amounts in thousands, except per share data

(Unaudited)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent annual and interim disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation. The disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002, and therefore, are included in the financial statements presented herein. While SFAS No. 148 allows for a voluntary change to the fair value based method of accounting for stock-based employee compensation, we continue to use the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for those plans; therefore, we do not expect SFAS No. 148 to have a material impact upon our consolidated financial position and results of operations

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities (“VIEs”). FIN No. 46 applies to new entities that are created after the effective date, as well as to existing entities. The Company believes FIN 46 will not have any future impact on the Company at this time.

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

The acquisition of certain assets of NetOctave, Inc., closed on March 4, 2003, pursuant to an Asset Purchase Agreement dated January 22, 2003. On January 22, 2003 the company leased space in North Carolina and hired the NetOctave employees and those expenses have been included in the Company’s consolidated financial statements. In addition, we recorded revenue for the sale of Net Octave product, purchased from Net Octave suppliers, and sold to third party customers. The net impact of the for the period January 23 through March 4, 2003 included in the Company’s financial statements was a charge of approximately $89.

The purchase consideration was approximately $1,5 million. The consideration consisted of (a) cash of $300, (b) a payment of up to $450 based upon a percentage of certain revenues during the next twelve months. The payment is payable quarterly. and (c) 107,419 shares of the Company’s Common Stock valued at $750, based upon the market value of the shares. NetOctave was granted certain registration rights for the Common Stock it received in the transaction. The purchase price was determined through arms-length negotiations between representatives of the Company and NetOctave.

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

The intangible assets acquired have a useful life of approximately 18 months. The following values were assigned to intangible assets; (a) developed technology – $758 and (b) customer base – $260.

Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the acquisition of certain assets from one of the divisions of NetOctave, Inc. were as follows for the periods ended March 31, 2003 and March 31, 2002. The amounts are shown as if the acquisition had occurred at the beginning of each period presented:

	For the three months ended March 31,		For the nine months ended March 31,
	2003	2002	2003	2002
Proforma revenues	8,643	6,341	23,976	16,669
Net income—proforma	4,892	(1,952)	3,465	(8,783)
Earnings/(loss) per share—basic—proforma	0.24	(0.10)	0.18	(0.47)
Earnings/(loss) per share—dilutive—pro forma	0.19	(0.10)	0.14	(0.47)

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

6. Income tax benefit

The Company recorded an income tax benefit of $4,169 as of March 31, 2003, primarily as a result of the reversal of a portion of the deferred tax asset valuation allowance. The reversal of the allowance was made because we believe it is more likely than not that the US Net operating loss carryforwards deferred tax asset will be realized to the extent of the $4,169 tax benefit recorded. Our basis that it is more likely than not is our positive current financial results both in the US and on a consolidated basis, and our future US projections through the end of fiscal year 2005. The company’s current projection reflects approximately $11.5 million in US taxable income from normal and recurring operations through the end of fiscal year 2005. This projection of $11.5 million is the minimum amount of future US taxable income that would have to be generated to realize the $4,169 deferred tax asset. Our current level of pretax earnings for financial reporting purposes would be sufficient to generate that minimum amount of US taxable income that would have to be generated through the end of fiscal year 2005. Our projection is based on continued growth in the business at market growth rates and maintaining operating margins in the US of approximately 15 to 20% through the end of fiscal year 2005. Our projections do not include significant improvement in gross margins or cost reductions. The Company’s net operating loss carryforwards begin to expire in 2010.

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

■ Network security product revenue accounted for 71% of revenue during the quarter ended March 31, 2003 compared to 72% of revenues during the quarter ended March 31, 2002.

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

Operating Expenses, Other Income and Expense and Net Income

Research and development expense includes salaries, non-capitalized equipment, software, software tools, and depreciation from capital equipment. Research and development expense increased by $447 to $1,686 for the quarter ended March 31, 2003 compared to $1,239 for the quarter ended March 31, 2002. Eighty-one percent of the cost increase is the result of the acquisition of NetOctave. The balance is the result of the return to full salary following the completion of the special option program discussed in Part I, Item 1, Footnote 7 of the 10Q filed with the SEC for quarter ending December 31, 2001. As a percentage of total revenue, research and development expense decreased to 19.5% for the quarter ended March 31, 2003 from 19.7% for the quarter ended March 31, 2002. The lower percentage is primarily the result of an increase in revenues.

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

The Company recorded an income tax benefit of $4,169 as of March 31, 2003, primarily as a result of the reversal of a portion of the deferred tax asset valuation allowance. The reversal of the allowance was made because we believe it is more likely than not that the US Net operating loss carryforwards deferred tax asset will be realized to the extent of the $4,169 tax benefit recorded. Our basis that it is more likely than not is our positive current financial results both in the US and on a consolidated basis, and our future US projections through the end of fiscal year 2005. The company’s current projection reflects approximately $11.5 million in US taxable income from normal and recurring operations through the end of fiscal year 2005. This projection of $11.5 million is the minimum amount of future US taxable income that would have to be generated to realize the $4,169 deferred tax asset. Our

CYBERGUARD CORPORATION

March 31, 2003

(Dollars in thousands, except per share data)

current level of pretax earnings for financial reporting purposes would be sufficient to generate that minimum amount of US taxable income that would have to be generated through the end of fiscal year 2005. Our projection is based on continued growth in the business at market growth rates and maintaining operating margins in the US of approximately 15 to 20% through the end of fiscal year 2005. Our projections do not include significant improvement in gross margins or cost reductions. The Company’s net operating loss carryforwards begin to expire in 2010.

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

CYBERGUARD CORPORATION

March 31, 2003

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

CYBERGUARD CORPORATION

March 31, 2003

(Dollars in thousands, except per share data)

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

CYBERGUARD CORPORATION

March 31, 2003

(Dollars in thousands, except per share data)

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

Our revenue is derived from two primary sources:

(i) Product revenues which includes revenue from our firewall/VPN appliance, and

(ii) Service revenue, which is primarily maintenance, which provides for customer support.

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

CYBERGUARD CORPORATION

March 31, 2003

(Dollars in thousands, except per share data)

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

CYBERGUARD CORPORATION

March 31, 2003

(Dollars in thousands, except per share data)

Deferred Taxes

The Company recorded an income tax benefit of $4,169 as of March 31, 2003, primarily as a result of the reversal of a portion of the deferred tax asset valuation allowance. The reversal of the allowance was made because we believe it is more likely than not that the US Net operating loss carryforwards deferred tax asset will be realized to the extent of the $4,169 tax benefit recorded. Our basis that it is more likely than not is our positive current financial results both in the US and on a consolidated basis, and our future US projections through the end of fiscal year 2005. The company’s current projection reflects approximately $11.5 million in US taxable income from normal and recurring operations through the end of fiscal year 2005. This projection of $11.5 million is the minimum amount of future US taxable income that would have to be generated to realize the $4,169 deferred tax asset. Our current level of pretax earnings for financial reporting purposes would be sufficient to generate that minimum amount of US taxable income that would have to be generated through the end of fiscal year 2005. Our projection is based on continued growth in the business at market growth rates and maintaining operating margins in the US of approximately 15 to 20% through the end of fiscal year 2005. Our projections do not include significant improvement in gross margins or cost reductions. The Company’s net operating loss carryforwards begin to expire in 2010.

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

CYBERGUARD CORPORATION

March 31, 2003

(Dollars in thousands, except per share data)

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

CYBERGUARD CORPORATION

March 31, 2003

(Dollars in thousands, except per share data)

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

CYBERGUARD CORPORATION

March 31, 2003

(Dollars in thousands, except per share data)

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

CYBERGUARD CORPORATION

March 31, 2003

(Dollars in thousands, except per share data)

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