Form 10-K/A
period 2002-06-30
CYBERGUARD CORP
filed 2003-07-14
CIK 927133

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

FIVE YEAR FINANCIAL SUMMARY

(in thousands, except per share data)

	Year ended June 30,
	2002	2001	2000	1999	1998
Revenues	$22,340	$24,406	$18,859	$13,873	$15,552
Cost of Goods Sold	7,163	7,977	6,204	5,313	7,076

Gross Profit	15,177	16,429	12,655	8,560	8,476
Research & Development	4,705	5,450	2,969	3,664	5,767
Selling, general & administrative	11,313	13,919	9,504	14,724	18,869

Operating income/(loss)	(841)	(2,940)	182	(9,828)	(16,160)
Interest income/(expense), net	58	(751)	(1,066)	(186)	399
Other income/(expense)	193	(90)	(92)	41	11
Loss on sale of securities available for sale	—	—	—	—	(128)
Gain/(loss) on sale of assets	(18)	(106)	—	1,858	(2,386)

Loss before cumulative change in accounting principle	$(608)	(3,887)	$(976)	$(8,115)	$(18,264)
Cumulative effect of change in accounting principle	—	(129)	—	—	—

Net Loss	$(608)	(4,016)	$(976)	$(8,115)	$(18,264)

Diluted loss per share	$(.03)	(0.30)	$(0.10)	$(0.90)	$(2.17)

Balance Sheet Data:
Current Assets	$12,605	$11,024	$8,325	$6,428	$10,100
Total assets	$14,130	$13,099	$10,996	$8,277	$13,076
Long term obligations	—	—	$5,095	$885	—
Stockholders Equity	$6,956	$6,474	$(1,952)	$(2,685)	$4,588

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

Results of Operations

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Percentages of Total Revenue Year Ended June 30,
	2002	2001	2000
Revenues:
Products	68%	77%	79%
Services	32%	23%	21%

Total Revenues	100%	100%	100%
Cost of Revenues:
Products	23%	23%	21%
Services	9%	10%	12%

Total cost of revenues	32%	33%	33%

Gross Profit	68%	67%	67%

Operating expenses:
Research and development	21%	22%	16%
Selling, general and administrative	51%	57%	52%

Total operating expenses	72%	79%	67%

Operating income (loss)	-4%	-12%	1%

Operating income (expense)
Interest income (expense), net	0%	-3%	-6%
Gain (loss) on sale of assets	0%	-1%	0%
Other income (expense)	1%	0%	0%

Total other income (expense)	1%	-4%	-6%

Loss before cumulative effect of change in accounting principle	-3%	-16%	-5%

Cumulative effect of change in accounting principle	0	-1%	0%

Net Loss	-3%	-16%	-5%

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

Service Revenues. Service revenues consist primarily of maintenance contracts for technical support of the CyberGuard firewall and virtual private network appliances. Service revenues also included training, consulting and installation revenue. The increase in service revenues is due primarily to annual maintenance/customer support which represented approximately 91% of the increase. This is due to the greater number of installed products in fiscal year 2002 resulting from the additional product sales as well as service renewals for product sold in previous years. We expect the lower product sales growth rate for fiscal year 2002 will result in a lower service revenue growth rate in 2003 than that which was achieved in fiscal year 2002. As a percentage of total revenue, service revenue increased to 32% in 2002 from 23% in 2001. The other components of service revenue, which includes training, professional services and installations, were not a significant factor in the growth from fiscal 2001 to fiscal 2002.

Cost of Revenue and Gross Margin. Total cost of revenues, which includes product and service cost, decreased from $7,977,000 in 2001 to $7,163,000 in 2002, a decrease of 10%. The decrease is primarily due to the reduced product sales discussed above. As a percentage of total revenues, costs of revenues was 32% for 2002 and 33% for 2001. Gross margin was 68% in 2002 and 67% in 2001. Gross margins are affected by a variety of factors including, competition, the mix in average selling prices of products we currently offer, new product introduction and enhancements, fluctuation in manufacturing volumes and incremental cost of supporting the increased installed custom base.

Gross Profit for network security products was $10,072,000 or 66% for fiscal year ended June 30, 2002 as compared to $12,995,000 or 70% in fiscal year 2001. The reduction in gross margin was a result of competitive pressures resulting from the economic downturn during fiscal year 2002 as well as the introduction of a lower margin product during fiscal year 2002.

Gross product for security related services was $5,105,000 or 72% for fiscal year ended June 30 2002 as compared to $3,434,000 or 60% in fiscal year 2001. The increase in service related gross margin is a result of the increased installed customer base during fiscal year 2002 while maintaining strict cost controls for all service related cost.

Operating Expenses. For the year ended June 30, 2002, the Company reported total operating expenses of $16,018,000 compared to $19,369,000 for the year ended June 30, 2001, a reduction in operating expenses of $3,351,000. As a percentage of total revenue, operating expenses decreased from 79% in 2001 to

72% in 2002. The overall decrease in operating expenses can be explained in part by a reduction of the research and development expenses for the year ended June 30, 2002, of $745,000 and a reduction in selling general and administrative expenses of $2,606,000.

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

Selling, General and Administrative. Selling, general and administrative expenses include salaries, commissions, human resource, finance, administrative support functions, and legal and accounting professional services. Selling, general and administrative expenses decreased by $2,606,000 to $11,313,000 in 2002 from $13,919,000 during 2001. The decrease reflects the Company’s continued focus on streamlining its operations and making cost effective changes in the way we operate, a reduction in head count and a reduction in salary expense related to a special option program discussed in Footnote 8 of the Consolidated Financial Statement. The initial estimated impact was to reduce selling, general and administrative expense by $362,569 annually. The special option salary reduction will end in November 2002 and salary expense for selling, general and administrative expense will increase by approximately $14,075 per month. The majority of the decrease, 43% relates to a decrease in labor cost. Other decrease include marketing programs, 27% other income and expense, 21% and professional fees of 10%. As a percentage of total revenue selling, general and administrative expenses decreased by 6% to 51% for the year ended June 30, 2002 compared to 57% for the year ended June 30, 2001.

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

Gross Profit. CyberGuard’s costs of sales includes license fees to third parties, media, packaging costs, equipment costs, and maintenance costs. The Company’s overall gross profit increased by $3,774,000 or 30% from $12,655,000 for the year ended June 30, 2000, to $16,429,000 for the year ended June 30, 2001, as a direct result of the revenue growth.

Gross profit for network security products was $12,995,000 or 70% in 2001 as compared to $11,032,000 or 74% in 2000.

Gross profit for security-related services was $3,434,000 or 60% in 2001 compared to $1,623,000 or 42% in 2000, an increase of 18%. The increase in service-related gross profit margin is the result of a greater number of customers under firewall maintenance support contracts, while the costs of supporting those contracts has remained relatively constant on a per unit basis.

Operating Expenses. For the year ended June 30, 2001, the Company reported total operating expenses of $19,369,000 compared to $12,473,000 for the year ended June 30, 2000. The increase of $6,896,000 is attributable to a $2,481,000 increase in research and development costs and a $4,415,000 increase in selling, general and administrative costs. The increased research and development expense is attributed to an increase in headcount and salary rates and a decrease in the amount of capitalized software development costs year over year of approximately $845,000. The increase in selling, general and administrative costs is the result of several factors, including a significant increase in marketing costs, an increase in compensation and related employee costs, and one-time charges related to severance for former officers and a product branding campaign.

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

Revenues from product sales are recognized only when a contract or agreement has been executed, delivery of the product has occurred, the fee is fixed and determinable and we believe collection is probable. Product revenue is generally recognized on product shipment; this includes the transfer of both title and risk of loss, provided that no significant obligations remain. There is no product right of return available to the customer. We defer revenues on product sales for new value added resellers where we are unable to determine the ability of the reseller to honor a commitment to make fixed or determinable payment. Revenue will be deferred until the resellers demonstrate consistency of payment within terms and there are no instances where we have to take back the product because of non payment for a three-month period. For the year ended June 30, 2002, the revenue recognition for four resellers in Asia, seven resellers in Europe, was changed from cash basis to accrual, based on a reasonable assurance of collectibility from evaluating their payment histories and no product returns. The impact of the reclassification did not have a material effect on revenue.

Service revenues consist primarily of the annual fee for maintenance (post-contract customer support) and maintenance renewals from our existing customers and are recognized ratably on a monthly basis over the service contract term. The post contract customer contract support provides our customers access to our worldwide support organization for technical support, unspecified product updates/enhancements on a when and if available basis and general security information. The updates are considered minor enhancements to the software that are not separately marketable or considered a competitive feature or major upgrade. All products and services are separately contracted.

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

Software Development Costs

The Company capitalizes costs related to the development of certain software products in accordance with Statement of Financial Accounting Standards No. 86, “Accounting For the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”) which requires capitalization to begin when technological feasibility has been established and ends when the product is available for general release to customers. Software development costs incurred prior to technological feasibility, defined by implementation of a beta project, are considered research and development costs and are expensed as incurred. Capitalized costs are amortized on a straight-line method over two years and is the greater of the two amounts calculated using the methods noted in SFAS 86.

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

We have also audited Schedule II for each of the three years in the period ended June 30, 2002. In our opinion, this Schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information therein.

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

See accompanying notes to consolidated financial statements

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year Ended
	June 30, 2002	June 30, 2001	June 30, 2000
Revenues:
Products	$15,215	$18,685	$14,988
Services	7,125	5,721	3,871

Total revenues	22,340	24,406	18,859
Cost of revenues:
Products	5,143	5,690	3,956
Services	2,020	2,287	2,248

Total cost of revenues	7,163	7,977	6,204

Gross profit	15,177	16,429	12,655

Operating expenses:
Research and development	4,705	5,450	2,969
Selling, general and administrative	11,313	13,919	9,504

Total operating expenses	16,018	19,369	12,473

Operating income (loss)	(841)	(2,940)	182

Other income (expense)
Interest income/(expense), net	58	(751)	(1,066)
Loss on sale of assets	(18)	(106)	—
Other income (expense)	193	(90)	(92)

Total other income (expense)	233	(947)	(1,158)

Income / (Loss) before cumulative effect of change in accounting principle	(608)	(3,887)	(976)

Cumulative effect of change in accounting principle	0	(129)	0

Net Income / (Loss)	(608)	$(4,016)	$(976)

Basic earnings / loss per common share:
Before cumulative effect of change in accounting principle	$(0.03)	$(0.29)	$(0.10)
Cumulative effect of change in accounting principle	$—	$(0.01)	$—
Basic earnings / loss per common share	$(0.03)	$(0.30)	$(0.10)

Weighted average number of common shares outstanding	18,779	13,188	9,318

Diluted earnings / loss per common share:
Before cumulative effect of change in accounting principle	$(0.03)	$(0.29)	$(0.10)
Cumulative effect of change in accounting principle	$—	$(0.01)	$—
Diluted earnings / loss per common share	$(0.03)	$(0.30)	$(0.10)

Weighted average number of common shares outstanding	18,779	13,188	9,318

See accompanying notes to consolidated financial statements

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Amounts in thousands)

	Year Ended
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

See accompanying notes to consolidated financial statements

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME

(Amounts in thousands, except share data)

	Common Stock Shares	Common Stock Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance June 30, 1999	9,064,756	$91	$73,677	$(76,475)	$22	$(2,685)
Net loss				(976)		(976)
Translation adjustment					89	89
Issuance of common stock	734,565	7	1,182			1,189
Discount on warrants			431			431

Balance June 30, 2000	9,799,321	$98	$75,290	$(77,451)	$111	$(1,952)
Net loss				(4,016)		(4,016)
Translation adjustment					89	89
Issuance of warrants related to debt conversion			73			73
Modification of stock options			195			195
Cumulative change in accounting principle			129			129
Issuance of common stock related to debt conversion	5,506,905	55	5,791			5,846
Issuance of common stock related to exercise of warrants	2,402,000	24	4,780			4,804
Issuance of common stock related to the exercise of options	385,938	4	528			532
Issuance of common stock	334,408	3	771			775

Balance June 30, 2001	18,428,572	$184	$87,557	$(81,467)	$200	$6,474
Net loss				—		0
Translation adjustment					(33)	(33)
Modification of stock options			156			156
Issuance of common stock related to debt conversion	24,835	0	25			25
Issuance of common stock related to the exercise of options	418,400	4	519			523
Issuance of common stock	227,875	3	416			419

Balance June 30, 2002	19,099,682	191	88,673	(81,467)	167	7,565

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

Software Development Costs. The Company capitalizes costs related to the development of certain software products in accordance with Statement of Financial Accounting Standards No. 86, “Accounting For the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”) which requires capitalization to begin when technological feasibility has been established and ends when the product is available for general release to customers. Software development costs incurred prior to technological feasibility, defined by implementation of a beta project, are considered research and development costs and are expensed as incurred. Capitalized costs are amortized on a straight-line method over two years and is the greater of the two amounts calculated using the methods noted in SFAS 86.

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

Revenues from product sales are recognized only when a contract or agreement has been executed, delivery of the product has occurred, the fee is fixed and determinable and we believe collection is probable. Product revenue is generally recognized on product shipment; this includes the transfer of both title and risk of loss, provided that no significant obligations remain. There is no product right of return available to the customer. We defer revenues on product sales for new value added resellers where we are unable to determine the ability of the reseller to honor a commitment to make fixed or determinable payment. Revenue will be deferred until the resellers demonstrate

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

consistency of payment within terms and there are no instances where we have to take back the product because of non payment for a three-month period. For the year ended June 30, 2002, the revenue recognition for four resellers in Asia, seven resellers in Europe, was changed from cash basis to accrual, based on a reasonable assurance of collectibility from evaluating their payment histories and no product returns. The impact of the reclassification did not have a material effect on revenue.

Service revenues consist primarily of the annual fee for maintenance (post-contract customer support) and maintenance renewals from our existing customers and are recognized ratably on a monthly basis over the service contract term. The post contract customer contract support provides our customers access to our worldwide support organization for technical support, unspecified product updates/enhancements on a when and if available basis and general security information. The updates are considered minor enhancements to the software that are not separately marketable or considered a competitive feature or major upgrade. All products and services are separately contracted.

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

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount in thousands, except share and per share data)

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

(Amount in thousands, except share and per share data)

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

During October 2001, certain officers and employees elected to participate in a special stock option program offered by the Company through a Stock Option Plan. Officers could elect a base salary reduction ranging from 10.01% to 100% and employees could elect a base salary reduction ranging from .01% to 100%. This base salary reduction entitled them to receive a specified number of stock options, as defined in the program agreement, to purchase shares of the Company’s common stock at the then current market price of $1.30 per share. Approximately 1,751,000 stock options, with a one-year vesting period that will expire in 10 years from the grant date were issued related to this program. The Company’s CEO participated in this special option program where he elected to accept options in lieu of salary for a twelve months period. The company was required to record compensation expense of $91 through June 30, 2002. This amount is included in the modification of stock option balance on the Consolidated Statements of changes in Stockholders’ Equity.

In September 1998, the Company elected to have non-qualified stock options for key executives as part of their compensation plan. The Board of Directors has the authority to determine who may be granted options, the period of exercise, the option price at the date of grant, and any other restrictions, if applicable. For the fiscal years ended June 30, 2002 and 2001, the Company granted 274,000 and 1,929,000 options, respectively, under this election, which vests over a three-year period.

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount in thousands, except share and per share data)

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

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount in thousands, except share and per share data)

Information relating to the Company’s stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price
Options at June 30, 1999	3,061,000	$1.91
Granted	1,094,000	$3.94
Exercised	(640,000)	$1.41
Forfeited	(539,000)	$1.79

Shares under option at June 30, 2000	2,977,000	$2.65

Shares exercisable at June 30, 2000	1,703,000	$2.05

Options at June 30, 2000	2,977,000	$2.70
Granted	1,929,000	$1.98
Exercised	(386,000)	$1.38
Forfeited	(654,000)	$4.66

Shares under option at June 30, 2001	3,866,000	$2.15

Option shares exercisable at June 30, 2001	1,993,000	$1.83

Options at June 30, 2001	3,866,000	$2.15
Granted	2,025,000	$1.41
Exercised	(418,000)	$1.25
Forfeited	(330,000)	$2.77
Shares under option at June 30, 2002	5,143,000	$1.89

Option shares exercisable at June 30, 2002	3,327,000	$1.84

The following information applies to options outstanding as of June 30, 2002:

	Options Outstanding		Options Exercisable
Actual Range of Exercise Prices Increment	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.75 – 1.13	374,000	1.4	$1.02	374,000	$1.02
$1.25 – 1.70	3,802,000	6.4	$1.37	2,396,000	$1.35
$2.00 – 3.00	223,000	7.3	$2.61	137,000	$2.51
$3.09 – 4.35	452,000	5.6	$3.71	211,000	$3.80
$5.00 – 7.38	292,000	4.6	$6.40	209,000	$6.41

$0.75 – 7.38	5,143,000	5.9	$1.89	3,327,000	$1.84

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

(Amount in thousands, except share and per share data)

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

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount in thousands, except share and per share data)

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

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount in thousands, except share and per share data)

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

(Amount in thousands, except share and per share data)

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

(12) GEOGRAPHIC INFORMATION

A summary of the Company’s revenues* by geographic area is summarized below:

	Year Ended June 30,
	2002	2001	2000
North America	$9,339	$12,080	$11,866
Europe	7,761	8,553	4,974
Asia	4,976	3,773	2,019
Latin America	264	—	—

	$22,340	$24,406	$18,859

*	Revenues are attributed to countries based on location of customer.

A summary of the Company’s long-lived assets is summarized below:

	Year Ended June 30,
	2002	2001	2000
United States	$1,121	$1,190	$1,048
Europe	91	54	38
Asia	—	—	—

	$1,212	$1,244	$1,086

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

(14) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected unaudited quarterly results for the fiscal year ended June 30, 2002 and 2001 were as follows:

Fiscal Year 2002

	Total	Jun 30, 2002	Mar 31, 2002	Dec 31, 2001	Sep 30, 2001
Revenues	$22,340	$5,720	$6,291	$5,753	$4,576
Gross profit	15,177	3,809	4,230	3,946	3,192
Operating (loss) / income	(841)	(131)	85	141	(936)

Net (loss) / income	$(608)	$109	$81	$110	$(908)

Basic and diluted (loss) / income per share	$(0.03)	$0.00	$0.00	$0.01	$(0.05)

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

    Fiscal Year 2001

	Total	Jun 30, 2001	Mar 31, 2001	Dec 31, 2000	Sep 30, 2000
Revenues	$24,406	$6,374	$7,635	$6,349	$4,048
Gross profit	16,429	4,327	5,126	4,286	2,690
Operating loss	(2,940)	(534)	(548)	(183)	(1,675)
Loss before cumulative effect of change in accounting principle	$(3,887)	$(655)	$(888)	$(485)	$(1,859)
Cumulative effect of change in accounting principle	(129)	—	—	(129)	—

Net loss	$(4,016)	$(655)	$(888)	$(614)	$(1,859)

Basic loss per share before cumulative effect of change in accounting principle	$(0.29)	$(0.04)	$(0.06)	$(0.05)	$(0.19)
Cumulative effect of change in accounting principle	$(0.01)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Diluted loss per share	$(0.30)	$(0.04)	$(0.06)	$(0.06)	$(0.19)

SCHEDULE II

CyberGuard Corporation

VALUATION AND QUALIFYING ACCOUNT

(In Thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended June 30, 2002
Reserve deducted from assets to which they apply:
Allowance for doubtful accounts	$36	$97	$(24)	$109

Year ended June 30, 2001
Reserve deducted from assets to which they apply:
Allowance for doubtful accounts	$52	$10	$(26)	$36

Year ended June 30, 2000
Reserve deducted from assets to which they apply:
Allowance for doubtful accounts	$407	$(355)	$—	$52

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

July 11, 2003

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

SIGNATURE	TITLE	DATE

/s/ SCOTT J. HAMMACK	Chairman and Chief Executive Officer (Principal Executive Officer)	July 11, 2003
Scott Hammack

/s/ MICHAEL D. MATTE	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	July 11, 2003
Michael D. Matte

/s/ PATRICK CLAWSON	President (Principal Executive Officer)	July 11, 2003
Patrick Clawson

/s/ DANIEL J. MOEN	Director	July 11, 2003
Daniel J. Moen

/s/ DAVID L. MANNING	Director	July 11, 2003
David L. Manning

/s/ WILLIAM G. SCOTT	Director	July 11, 2003
William G. Scott

/s/ JOHN V. TIBERI, JR.	Director	July 11, 2003
John V. Tiberi, Jr.

/s/ WILLIAM D. RUBIN	Director	July 11, 2003
William D. Rubin

/s/ KENNETH C. JENNE, II	Director	July 11, 2003
Kenneth C. Jenne, II

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

Date: July 11, 2003

/s/ MICHAEL D. MATTE
Michael D. Matte
Chief Financial Officer

Index to Exhibits

Exhibit Number	Exhibit Description

23.01	Consent of Grant Thornton LLP Independent Certified Public Accountants.

99.01	Certification by Scott Hammack, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02	Certification by Michael D. Matte, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.