Form 10-K
period 2003-06-30
CYBERGUARD CORP
filed 2003-08-28
CIK 927133

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

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

Common Stock, par value $.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes  ☒    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $77,383,165.

As of August 27, 2003, 21,392,058 shares of the Registrant’s Common Stock, par value $.01 per share were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Registrant’s 2003 Annual Meeting of Shareholders (incorporated in Part III to the extent provided in Items 10, 11, 12, 13, and 14 hereof).

PART I

ITEM 1. BUSINESS

Overview

We develop, market and support a broad family of integrated internet security solutions. Our security appliance solutions include key security technology such as firewalls and Virtual Private Networking (VPN). Our appliances are built upon a highly secure operating system and proprietary software designed to identify network and application attacks and prevent them from reaching mission-critical resources. Our firewall technology combines stateful packet inspection and application proxy to deliver the highest level of security and performance for an enterprise’s network. We believe that our ability to inspect each packet of network traffic at the application layer provides some of the highest levels of protection.

The rise in vulnerabilities of security products potentially provides ways for hackers to compromise enterprises’ networks and applications. Our highly secure appliance combines multi-gigabit performance and centralized management and provides the Company a key differentiator with current and potential customers.

Our target customers are large enterprises, including Global 2000 companies, major financial institutions and government entities worldwide. Our appliances are sold to end-users directly and indirectly by a direct sales force and resellers in the United States and in over 30 foreign countries.

We were incorporated in 1994 in connection with a spin-off from Harris Corporation. At that time, we produced computers for the real-time computing market as well as our firewall for the secure computing market. We changed our name from Harris Computer Systems Corporation in June 1996 following the sale of our real-time computer business.

Industry Background

Increase in internet Usage and Security Attacks

Large enterprises and government entities increasingly communicate with their partners, suppliers, employees and customers over the internet. As the amount of information delivered over or accessible through the internet continues to expand, maintaining security of sensitive data and confidential communications is increasingly essential. In recent years, the frequency and severity of attempted breaches of network security has been increasing, and, in many instances, the vulnerabilities have been in the existing security infrastructure set in place to protect the networks and applications. According to the 2003 CSI/FBI Computer Crime and Security Survey, 56% of the respondents reported unauthorized use of their networks or applications. Additionally, the surveys found that only 30% of those who suffered serious attacks reported them to law enforcement.

Security attacks are becoming not only more prevalent but also more sophisticated and severe. This is a consequence, in part, of the availability of tools and information outlining how to make these attacks, an increase in the number of connections that are vulnerable to attack, and an increase in the overall amount of confidential information accessible through or delivered over the internet. The new breed of attacks directly targets applications, often attempting to exploit vulnerabilities inherent in the applications themselves or in the underlying communications protocols. A recent example of this trend is the “SQL Slammer” worm that struck in early 2003, demonstrating that application level protection is still not widely deployed. According to the Gartner Group, a leading technology research firm, over 70% of web attacks occurs at the application layer. By targeting applications directly, hackers generally attempt to achieve one of the following goals:

•	denying service to legitimate users (denial-of-service attacks);

•	gaining administrator access to servers and clients;

•	gaining access to back-end databases;

•	installing Trojan horse software that bypasses security and enables access to applications; and

•	installing software on a server that runs in “sniffer” mode and captures user identifications and passwords.

According to the Yankee Group, a leading communications and networking research firm, the web application security market is expected to be a $1.7 billion market in 2007, up from $140 million in 2002, reflecting a compound annual growth rate of 65%. Modern technologies require that security solutions have a much more intimate level of knowledge of applications. Emerging applications utilizing XML and Simple Object Access Protocol (SOAP) require web application layer security solutions to monitor the content of packets at wire-speed.

Preventing Attacks with Firewalls and Secure Virtual Private Networks

To protect network security breaches, governments and enterprises are deploying firewalls at their perimeter where their networks connect to the internet or other networks. Firewalls help prevent unauthorized network access by establishing a perimeter defense between two networks, such as an enterprise’s network and the internet. Firewalls are software-based or hardware-based products that enable users to establish security policies designed to permit only authorized traffic into and out of a connected network. Additionally, government entities and enterprises are seeking to save time and decrease costs by using existing networks, such as the internet, to create VPNs in lieu of private, dedicated communications networks and dial-up remote access networks. VPNs allow access to an internal network through the internet and are deployed by creating links, referred to as tunnels, running over a public network to connect two or more locations. IDC, a leading technology and telecommunications research firm, estimates the firewall and VPN market was in excess of 1 billion in 2001 and expects it to grow to $3.77 billion in 2006, a compound annual growth rate of approximately 24%. The Gartner Group estimates that the overall firewall and VPN equipment market grew by over 27% in 2002 from 2001. Additionally, according to the Gartner Group, the markets that serve mid-size and large enterprises grew the fastest, 27.1% and 39.8%, respectively, from 2001 to 2002.

There are three basic types of firewall technologies: packet filtering, stateful packet inspection and application proxy.

•	Packet filtering firewalls control access to a network by analyzing the incoming and outgoing packet and allowing the packet to pass or halting the package based on the IP addresses of the source and destination.

•	Stateful packet inspection firewalls analyze packets at the network layer in order to assess the legitimacy/authenticity of the overall packet. Stateful packet inspection firewalls analyze packet headers to make a decision based on a rule set. The decision to block or allow access is applied to all subsequent packets in the session. This technology can be effective at blocking network-level attacks but leaves servers vulnerable to application layer attacks.

•	Application proxy firewalls operate at the application layer and inspect both the protocol and the application data. Application proxy firewalls receive data from one computer, inspect it according to a defined rule set, and then if acceptable to the rule set, pass the data to the protected computer. Application proxies look deeper into the packet and can make pass/drop decisions based on the wider range of information in the application protocol headers. Additionally, a connection is never made from the outside to the inside of the network.

Limitations of Existing Security Solutions

We believe many of today’s security solutions fail to address a number of key requirements, including the following:

Limited application-level protection. Packet filtering and stateful packet inspection firewalls are able to enforce security policies based on who or what gets to connect to which server or computer. However, the content of the packets allowed through is invisible to these firewalls. They typically look only at header information and, thus, have limited ability to block attacks based on the packet content. Application proxy firewalls overcome this because they look at the packet at the application layer and can look for more specific pieces of information.

Sacrifice performance for security. Historically, the drawback with using the application proxy model has been its slower speed. However, this issue can be addressed by adaptive proxy technology. By combining the merits of both proxy and packet filtering technology, an adaptive proxy firewall works by analyzing the first part of a connection at the application layer as a standard proxy firewall does; however, once the firewall has enough information to clear the traffic through the rule set, subsequent packets are filtered through the network layer.

Difficulty of network integration. Many existing security solutions are complicated and require significant configuration before they can effectively be deployed. Enterprises and government entities frequently lack the personnel or expertise to integrate these products into their existing network, resulting in installations that are time consuming and expensive to deploy and manage. Furthermore, implementations of existing solutions may require compromises in network design in ways that reduce reliability and performance.

Difficulties with software-based solutions. Traditionally, enterprises have deployed firewalls and VPNs as software solutions. These solutions have failed to address a number of key network security requirements such as high performance, ease of installation, and ability to block processing-intensive network attacks. Also, software-based firewalls run on personal computers or workstations, which are generally susceptible to hacker attacks.

The CyberGuard Solution

We provide a broad portfolio of network security products that deliver high performance, cost effective security for enterprises and government entities worldwide. Our security appliances deliver integrated firewall and VPN capabilities into a single device and further integrate with third party security solutions such as anti-virus, content filtering and authentication systems. Our appliances are built using a highly secure, hardened operating system and combine stateful packet inspection and application proxy technologies.

Key benefits of our security products include:

Multi-level security. Our security appliances offer multi-level security by combining our highly secure operating system with application-level protection.

•	Highly secure operating system. Our multi-level security solution treats each layer of the hardened operating system discretely, separating the network from the system levels – a unique feature that restricts access to the operating system by would-be hackers.

•	Application-level protection. Our appliances combine a hybrid methodology of stateful packet inspection and application proxies to provide deeper inspection of every packet that traverses the firewall. The application proxies make decisions on the types of data and commands allowed by looking at the application layer of the packet.

High performance appliances. Our high performance firewall/VPN appliances can be deployed in mission-critical environments such as data centers, corporate extranets, major e-commerce web sites and government networks. . Our multi-gigabit firewall/VPN solutions have been deployed in enterprises and government entities worldwideEase of implementation and management. Our appliances are designed to require minimal configuration so that they can be deployed quickly and cost-effectively in a network. Our appliances use industry standard protocols and management interfaces enabling interoperability with a broad range of third-party products. Our products can be configured and managed remotely using industry standard interfaces, including a built in web-based user interface or a command line user interface. In addition, our solutions provide the ability to centrally manage and monitor multiple remote appliances, individually or within groups, from one central station known as the firewall manager.

Low cost of ownership. Our appliances are designed to minimize installation and maintenance costs of security, which allows our customers to limit the expenses of hiring IT personnel required to implement and maintain an effective security solution.

High reliability and availability. Our appliances support an optional high availability configuration that combines two appliances to operate as a single logical unit. If there is a disruption in network connectivity or if the primary appliance fails, the secondary appliance is designed to automatically take over to provide continuous network connectivity. All configuration changes are automatically synchronized between the appliances in the high availability pair. For critical connections, such as those to mission-critical government and e-commerce sites, this high availability configuration minimizes the risk of lost network connectivity. Additionally, to ensure constant availability, our solution offers central management fail-over, a mechanism that allows a back-up firewall manager to take over management duties for the primary firewall manager. The back-up manager can be located anywhere in the world, remote from the primary appliance manager.

Strategy

Our mission is to be a leading supplier of firewall/VPN appliances by delivering the best performing security products and services in the world. We are positioning ourselves to realize this objective with a growth strategy that includes the following elements:

Extend our application-level security capabilities. We intend to enhance our application-level technology through continued internal development. We believe we support one of the broadest sets of application proxies in the industry. We intend to introduce additional application proxies to support voice over internet Protocol (VoIP) communications technology as well as key proxies for XML and SOAP applications. We intend to continue to enhance our support of our existing application proxies to accelerate the performance of our solutions.

Maintain focus on customer service and support. We believe that one of our competitive advantages is our commitment to customer service and support. We intend to continue our focus on satisfying customer needs by providing customized solutions and offering our customers support in solving complex security-related problems. We believe that delivering excellent customer service also provides a source of additional sales leads for our products.

Further penetrate and expand our existing customer base. We intend to leverage our technology, product leadership and superior customer service to continue to drive sales to new customers and to further penetrate our existing customers. We have an established customer base of Global 2000 companies and government entities worldwide in which we have developed strong relationships. We intend to generate incremental sales from these relationships by penetrating areas within our existing customers that are not currently using our security solutions. Additionally, we intend to broaden our customer base through the expansion of our sales force and continued enhancement of our channel distribution network.

Heighten our brand awareness and strengthen distribution channels. We intend to continue to expand domestically and internationally through enhanced marketing programs and sales activities designed to strengthen our brand and distribution channels. As part of our education-oriented marketing strategy, we intend to continue to expand our brand-building activities, emphasizing the unique factors and technologies that differentiate us from the competition. Our growing network of value-added resellers and distributors provides us with a key instrument to access new markets and customers while further penetrating our existing customer base. We intend to grow our distribution channels by establishing additional relationships with value-added resellers, system integrators and distributors that sell security solutions to large enterprises and government entities.

Extend our product offerings. We intend to leverage our strength and expertise in firewall/VPN systems to further extend our core technologies and continue to develop new complementary products. We also intend to enhance our firewall/VPN products by adding integrated functions and developing new application proxies. We seek to continue to develop complementary technologies and expect to announce new products in fiscal year 2004. For example, in fall 2003, we intend to begin shipping our next generation central management solution called Global Command Center™ designed to simplify management of multiple firewalls and VPNs. Continue to grow our business organically as well as through strategic acquisitions. We are positioned to benefit from the projected growth in the industry and intend to do so organically by adding additional personnel, particularly in the sales and engineering areas. We also intend to pursue strategic acquisitions that provide additional technology expertise, complementary product offerings, additional geographic reach and new customer opportunities.

Products

Firewall/VPN Products

We produce a line of premium firewall/VPN appliances built on technology that is based on a multi-level secure operating system to handle high-volume, high-bandwidth environments. We believe the use of our firewall/VPN solutions provide our customers with an added layer of security.

Our products include a series of firewall/VPN appliances designed to offer network security solutions by providing the combination of high security, high performance and ease of use for global customers including major banks, financial institutions, corporations and government entities. All of our firewalls are built on our custom, secure operating system. The versatile architecture used in our appliances allows for customers to choose stateful packet inspection or application proxies to inspect each and every packet. Our appliances include: SL 3200; KS 1000/1500; FS 250/500 and LX. The following table illustrates the major performance features of our appliances:

Appliance	Sustained Throughput	Simultaneous Connections
SL 3200	Up to 3.2 gbps	Greater than 2 million
KS 1000/1500	1.0 to 1.5 gbps	Greater than 1 million
FS 250/500	250 to 500 mbps	250,000 to 500,000
LX	Up to 150 mbps	Up to 150,000

Our appliances carry a high level of security certifications and offer an integrated solution designed specifically for large enterprises and government entities that require high levels of security. Our appliances contain features to customize a solution for the customer depending on the customer’s specific needs and requirements. These features include:

• stateful packet inspection;	• security auditing and alarms;

• application proxies;	• secure remote administration;

• central management;	• dynamic network address;

• static network address;	• graphical user interface;

• split domain name service;	• virtual private networking;

• link aggregation;	• automatic system update; and

• network time protocol support;	• automated audit log archiving.

• high availability;

Global Command Center

Our Global Command Center product is designed to enable large enterprises and government entities to implement and manage security policies easily and consistently across complex, geographically dispersed networks of firewalls and VPNs. It is designed to allow network administrators to manage network security from a centrally located position and is intended to be introduced in the fall of calendar year 2003. Global Command Center utilizes object-based management which allows administrators to define an object, such as a firewall, group of firewalls, network or interfaces, once, and then reuse those objects wherever they are needed. When security policies change, an administrator can modify the objects and implement the changes instantly throughout the enterprise. Specifically, Global Command Center is currently designed to enable customers to:

•	centrally monitor and audit firewall and VPN activity;

•	back-up and restore firewall and VPN configurations;

•	simplify routine administrative tasks; and

•	manage ongoing changes to security policies.

Professional Services

We market several specific types of consulting services including security assessments and technical education and training programs.

Security assessments. We conduct security assessments as part of our professional services offerings. These security assessments can be conducted either external or internal to a customer’s network. We can conduct penetration testing from both a remote location and from an internal authenticated user perspective. We also analyze and review network and telecommunications usage policies, system administration polices, corporate data security policies and management controls, internal audit procedures and incident handling and review procedures.

Technical education and training programs. Recognizing that the educated consumer is our most valued customer, we are developing a certification track for our suite of network security solutions. The courses are expected to include CyberGuard Security Foundations, CyberGuard Firewall Security Administrator, and CyberGuard Firewall Security Officer. These offerings are designed to create a complete network security certification. Additionally, training seminars are available for three different levels of experience and requirements: executive, administrator, and employee. In addition, individualized seminars can be scheduled covering advanced security topics, including specific responses to the results of external and internal security assessments.

Customer Support

We believe that service is a key differentiator for us. Our worldwide customer support center provides 24-hour support via telephone and over the internet through CyberGuard On-line. Our knowledgeable support team is versed in real-world enterprise environments, and they have each obtained certifications in networking, firewalls and security. Our support staff is highly trained and qualified, level-2 experienced security professionals. In addition support staff has access to information and services. Our customers have access to security tips, technical services and incident placement through CyberGuard On-line.

Third Party Products and Services

We resell the following products that can be integrated into our appliances:

F-Secure Anti-Virus. F-Secure Anti-Virus is a Windows-based gateway anti-virus product that works in conjunction with our appliances to provide detection and disinfection for internet-borne viruses and malicious code. By automatically scanning HTTP, FTP and SMTP traffic for malicious code, F-Secure Anti-Virus is designed to stop viruses before they can compromise enterprise security. The scanning is done in real time as the data is transmitted through the firewall, thus allowing for better management of internet use and increased productivity.

Websense Enterprise v4.4. Websense Enterprise v4.4, Allows users to analyze, manage and report on traffic flowing from their internal networks to the internet. Using pass-through technology, Websense Enterprise is tightly integrated with our firewall. We believe this gives customers an accurate, reliable and scalable internet filtering solution.

High Availability Firewall. We offer our high availability firewall configuration through technology licensed from Legato Systems. This solution is designed to help ensure continuous operation and security of mission critical firewalls. Our high availability firewall delivers protection by automatically monitoring, failing-over and restarting firewalls when necessary or appropriate.

Product Development

The following table illustrates the significant products and product enhancements that we introduced during the second half of our fiscal year ended June 30, 2003 and that we anticipate introducing during our fiscal year ending June 30, 2004.

PRODUCT OR SOFTWARE UPGRADE	INTRODUCTION	DESCRIPTION
Software Version 5.1	May 2003	New software release for our appliance portfolio that includes high availability state synchronization and PKI support

SL 3200	July 2003	New, faster, more powerful, high-end appliance with 3.2 gigabit throughput

Global Command Center	Fall 2003	New software release for centralized enterprise security management

Software Version 5.2	Fall 2004	New software release for our appliance portfolio that is expected to include LDAP authentication, CVP 2/3 support, Proxies (Accelerated Application Awareness, UDP, VoIP), SOCKS5

We develop our new products and features internally through our engineering staff and through third-party licensing agreements. Currently, we have approximately 44 full-time employees and 6 independent contractors devoted to product development. We supplement our development staff from time to time with contract engineers as needed to meet product demands in the market.

For the fiscal years ended June 30, 2003, June 30, 2002, and June 30, 2001, the Company spent approximately $5.9 million, $4.7 million and $5.5 million, respectively, on research and development, an equivalent of 17%, 21% and 22%, , respectively, of total sales during such periods.

Security Certifications

Our products continue to earn high level, independent security certifications and evaluations.

We maintain a commitment to be a leader in providing certified security solutions. Some examples of our security certifications include:

•	We believe that we were the first firewall appliance to complete the Common Criteria evaluation for our networking software and were awarded Evaluation Assurance Level 4. In addition, we received an augmented Evaluation Assurance Level 4 certificate under the Common Criteria Assurance Maintenance Scheme. This allows for continuing certification of any patches enhancements or upgrades without further evaluation;

•	We are currently engaged in Common Criteria evaluation of the latest version of our products at Evaluation Assurance Level 4 and claiming conformance to the following two U.S. Department of Defense protection profiles:

(1)	Application-level Firewall with Remote Administration & Single-use Authentication Delegated to the IT Environment Protection Profile for Medium Robustness Environment Version 1.0; and

(2)	Traffic-Filter Firewall with Remote Administration & Single-use Authentication Delegated to the IT Environment Protection Profile for Medium Robustness Environments Version 1.0.

•	We achieved the Federal Information Processing Standard (FIPS) certification.

•	Our firewall appliance line has been recognized by ICSA Labs, a division of TruSecure Corporation, as having achieved ICSA Labs Firewall Certification Versions 3.0a and 4.0.

•	We have been certified at all four levels offered by the VPNC

Strategic Relationships

We have strategic alliances with third parties for assistance in the development of certain components of our products. Some of these strategic alliances relate to our encryption, token authentication and virus detection products. We seek such alliances to continue efforts to develop additional products or enhancements to our existing products.

We outsource all of our hardware manufacturing and assembly primarily to one third-party manufacturer and assembly house. We do not have a written contract with this manufacturer. We have recently established arrangements with an alternative manufacturer and assembly house.

Customers and Markets

We have traditionally served very large enterprises for which internet security is a top priority, including government entities, utilities and financial institutions. During our fiscal year ended June 30, 2003, we provided products and services to these customers worldwide. No single customer or reseller represented 10% or more of our revenue during our fiscal year ended June 30, 2003.

We supply our products to value-added resellers, distributors and system integrators who ultimately sell to and support end users. In turn, we support these reseller channels through training and education, marketing support, consulting and interaction with our direct sales force.

Target markets for our products include governments, financial institutions, insurance companies, healthcare institutions, telecommunications companies and companies that offer managed security and networking services to businesses and consumers.

Sales and Marketing

Sales. We employ a worldwide sales force focused on increasing sales directly and through our growing global network of regional value-added resellers, distributors and system integrators.

By complementing our direct sales force with a reseller sales model we are able to reach many more prospects through these channel partner relationships than we otherwise could. Additionally, we are able to create a variable cost for sales as opposed to a direct sales force that would require an initial and continuous cost. Furthermore, technically trained partners give us the ability to support customers in more geographic areas than we could do our own.

We employ four regional sales vice presidents who are responsible, respectively, for U.S. commercial business, U.S. federal business, EMEA (Europe, Middle East, Africa), and the Pacific Rim. Each employs a team of regional sales managers to generate sales through their regional channel partners and with select direct customers. The sales force focuses its sales and marketing efforts on key vertical sectors that traditionally require the highest levels of security, including financial services, government, healthcare, insurance, and telecommunications. We also maintain a dedicated team of inside sales professionals who are responsible for developing new channel partner relationships and assisting their regional sales managers throughout the sales cycle. In addition, we have a global team of technical support engineers who provide pre- and post-sales technical advice and support with respect to our products.

We have a dedicated federal division to take advantage of the opportunities in the government vertical market and we recently opened a federal sales office in Washington, D.C. metro area. This specialized team focuses exclusively on meeting the needs and information security requirements of the U.S. government.

Marketing. Our marketing efforts are focused on three major objectives: (1) creating broad market awareness of our brand; (2) identifying and developing new channel partner relationships; and (3) generating end-user sales leads that our direct sales force can funnel to channel partners for further sales development.

Direct marketing activities include advertising, publishing technical and educational articles in industry journals, participating in industry tradeshows, product technology conferences, regional educational seminars, direct mail, electronic mail, public and media relations, telemarketing, on-going customer and third-party communication programs, sales training and marketing on our web site. We also generate interest in and educate potential customers about computer and network security through speaking engagements, contributed articles, media interviews and outreach to industry analysts.

We extend our marketing reach by supporting our channel partners via a co-op marketing program. This program enables our channel partners to accrue credits based on a percentage of their product revenue, and then use these credits to offset up to half of the costs for advertising, trade shows, and other marketing activities that support our brand and help generate leads.

As of June 30, 2003, we had 27 employees in our sales and marketing organization.

Competition

The market for network security products is intensely competitive and characterized by frequent technological change. We believe that competition in this market is likely to persist and intensify as demand for internet security products continues to increase.

At the same time, we believe that we enjoy certain advantages because of our high level of independently evaluated security technology; our firewall/VPN appliance strategy that offers a custom, secure operating system, multi-level security, high performance and functionality; a commitment to service and support; and a strong core of developers who helped create our original technology, which continues to earn industry awards and certifications even as it evolves to meet new security demands.

In market segments requiring the highest levels of network security, we compete with Secure Computing Corporation, which also offers a firewall with a security-enhanced operating system. We also compete with security vendors such as Check Point Software Technologies Ltd., Cisco Systems, Inc., and NetScreen Technologies, Inc. These companies’ products may be considered to be alternatives to our products. Certain companies, such as Microsoft Corporation, now offer network-related security products that could eventually compete with our firewall/VPN products.

Patents and Proprietary Technology

The Company relies upon license agreements with customers; trademark, copyright and trade secret laws; employee conflict of interest and third-party non-disclosure agreements and other methods to protect the trade secrets, proprietary know-how and other proprietary rights on which the Company’s business depends. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company’s trade secrets will not otherwise become known to or independently developed by competitors. The Company has some pending patent applications to cover certain aspects of its technology. The Company has received trademark registration in the United States, Canada and numerous other countries for its CyberGuard® firewall mark and its CyberGuard logo.

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

Government Regulation

Our security products are subject to export restrictions administered by the U.S. Department of Commerce. Export controls on cryptographic products permit the export of encryption products outside the U.S. only with the required level of export license or through an export license exception. The effect of these regulations is to create delays in the introduction of the products in international markets, and, in some cases, to prohibit them altogether.

Employees

As of June 30, 2003, we employed approximately 134 full-time employees and six contract engineers. All of our employees and contract engineers are bound by agreements containing confidentiality and conflict of interest provisions.

Available Information

The Company’s internet website address is www.cyberguard.com. The Company makes available free of charge through its website its periodic reports as soon as reasonably practicable after filing.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 2000 West Commercial Blvd, Ft. Lauderdale, Florida. This facility has approximately 26,000 square feet and provides office space for our executive team, research and development, sales and worldwide customer support organizations. The lease expires in August 2004. We are currently in negotiations to move to a new 30,000 square foot facility, which would be located in the same general area.

We also lease facilities in Maryland, North Carolina, Illinois, the United Kingdom and Germany.

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

In July 2003, the Company entered into a Memorandum of Understanding to settle this lawsuit. The settlement amount of $10 million will require the Company to incur a one-time charge of $3.9 million in the fourth quarter of its fiscal year ending June 30, 2003 for the amount in excess of the insurance coverage and related costs. The Company’s portion of the settlement amount will be payable by the Company in cash or in a combination of cash and equity, at the Company’s option. The terms of the settlement are subject to approval by the court, and there can be no assurance that the court will approve this proposed settlement of the lawsuit.

If the court does not approve the settlement, there can be no assurance that the Company will ultimately be successful in defending the lawsuit, or that if the Company is unsuccessful, that there will be sufficient insurance coverage to cover any expense of the lawsuit and/or any judgment rendered against the Company. The Company’s obligation to indemnify its officers and directors under the aforementioned lawsuit is insured to the extent of the limits of the applicable insurance policies. The

Company has initially notified its insurance carrier of the existence of the lawsuit, and the carrier has sent the Company a reservation of rights letter. If the settlement is not approved by the court, the Company intends to vigorously defend this action, and believes that in the event that it is unsuccessful, insurance coverage will be available to defray a portion, or substantially all, of the expense of defending and settling the lawsuit or paying a judgment. However, the Company is unable to predict the ultimate outcome of the litigation. There can be no assurance that the Company will be successful in defending the lawsuit or, if unsuccessful, that insurance will be available to pay all or any portion of the expense of the lawsuit. If the Company is unsuccessful in defending the lawsuit and the insurance coverage is unavailable or insufficient, the resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial position, results of operations, and cash flows. The Company’s consolidated financial statements do not include any adjustments assuming the court does not approve the settlement.

On November 14, 2002, the Company filed a lawsuit against Data Return Corporation in the United States District Court of the Northern District of Texas, alleging breach of contract, and seeking, among other remedies, damages of approximately $4 million. On December 9, 2002, Data Return Corporation filed an answer and affirmative defenses, and also counterclaims against the Company, alleging breach of contract, breach of warranty, fraud, negligent misrepresentation and deceptive trade practices, and seeking unspecified damages. On December 30, 2002, CyberGuard filed its answer and affirmative defenses to the counterclaim and a motion to dismiss the fraud, negligent misrepresentation and deceptive trade practices counterclaims. In February 2003, the Company has learned that Data Return Corporation filed for bankruptcy protection under Chapter 11 in the United States Bankruptcy Court, District of Massachusetts. At this time, it is impossible to determine whether the Company will be able to recover any amounts from Data Return Corporation even if the Company is successful in pursuing its claims.

The Company is involved from time to time, in the ordinary course of its business, in various litigation relating to the conduct of its business. The Company believes that these other litigation matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

From January 13, 1999 to March 18, 2002, the Company’s securities were traded by market makers through the “pink sheets” again under the symbol “CYBG.” On March 19, 2002, the Company began trading on the OTC Bulletin Board under the symbol CYBG. On June 11, 2002, the Company’s Common Stock began trading on the American Stock Exchange under the ticker symbol “CFW”. Finally, on July 8,, 2003, the Company’s Common Stock ceased trading on the American Stock Exchange and commenced trading on the NASDAQ National Market under the symbol “CGFW.”

The Company is current in its reporting responsibilities pursuant to the Exchange Act.

There were approximately 3,656 holders of record of Common Stock as of June 30, 2003. The table below sets forth, for the quarters indicated, the high and low sales prices for the Company’s Common Stock as reported by NASDAQ and the American Stock Exchange.

	BID PRICES
	HIGH	LOW
FISCAL YEAR 2001
Quarter Ended September 30, 2000	$6.12	$3.41
Quarter Ended December 31, 2000	4.25	.95
Quarter Ended March 31, 2001	5.79	1.59
Quarter Ended June 30, 2001	3.95	1.80

FISCAL YEAR 2002
Quarter Ended September 30, 2001	$2.55	$1.3
Quarter Ended December 31, 2001	1.70	1.3
Quarter Ended March 31, 2002	4.35	1.65
Quarter Ended June 30, 2002	4.00	2.75

FISCAL YEAR 2003
Quarter Ended September 30, 2002	$3.75	$2.00
Quarter Ended December 31, 2002	6.60	3.00
Quarter Ended March 31, 2003	7.64	5.10
Quarter Ended June 30, 2003	7.93	5.80

We have not paid cash dividends on our common stock in the past and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all future earnings to finance the expansion of our business. Any future determination regarding cash dividend payments will be made by our Board of Directors and will depend on our earnings, capital requirements, financial condition and other factors deemed relevant by our Board of Directors.

The number of shares issuable upon exercise of the outstanding options granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance, under our equity compensation plans as of June 30, 2003 are summarized in the following table:

EQUITY COMPENSATION PLAN INFORMATION

Amounts in (000’s)

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	5,435		2.46	889
Equity compensation plans not approved by security holders	143	(1)	1.75	—
Total	5,578		2.44	889

(1)	Represents a warrant to purchase 142,857 shares of the Company’s Common Stock granted to Scott Hammack, the Company’s Chief Executive Officer, on December 26, 2000 at the price of $1.75 per share. The warrant was granted to Mr. Hammack in connection with his purchase of shares of Common Stock at market value. The warrant expires on December 25, 2005.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data that is qualified in its entirety by and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The financial data for the fiscal years ended June 30, 2003, 2002, 2001 and 2000 have been derived from our audited consolidated financial statements for such periods as audited by Grant Thornton LLP. The financial data for the fiscal year ended June 30, 1999 have been derived from our audited consolidated financial statements for such period as audited by Pricewaterhouse Coopers, LLP.

	Fiscal year ended June 30,
	2003	2002	2001	2000	1999
			As Restated*	As Restated*
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$32,980	$22,340	$24,406	$18,859	$13,873
Cost of revenues:	8,571	7,163	7,977	6,204	5,313

Gross profit	24,409	15,177	16,429	12,655	8,560

Operating expenses
Research and development	5,941	4,705	5,450	2,969	3,664
Selling, general and administrative	14,947	11,313	13,919	9,504	14,724
Class action settlement	3,900	—	—	—	—

Total operating expenses	24,788	16,018	19,369	12,473	18,388

Operating income (loss)	(379)	(841)	(2,940)	182	(9,828)

Other income (expense):
Interest income (expense), net	111	58	(830)	(3,223)	(186)
Gain (loss) on sale of assets	(33)	(18)	(106)	—	1,858
Other income (expense)	205	193	(90)	(92)	41

Total other income (expense)	283	233	(1,026)	(3,315)	1,713

Loss before income taxes and cumulative effect of change in accounting principle	(96)	(608)	(3,966)	(3,133)	(8,115)

Income tax benefit	4167	—	—	—	—

Net Income ( loss) before cumulative effect of change in accounting principle	4071	(608)	(3,966)	(3,133)	(8,115)
Cumulative effect of change in accounting principle	—	—	(431)	—	—

Net income (loss)	4,071	(608)	(4,397)	(3,133)	(8,115)

Diluted income (loss) per share	$0.16	$(0.03)	$(0.33)	$(0.34)	$(0.90)

Balance Sheet Data:
Current assets	$27,908	$12,605	$11,024	$8,325	$6,428
Total assets	35,159	14,130	13,099	10,996	8,277
Long term obligations	—	—	—	5,095	885
Shareholders’ equity	14,671	6,956	6,474	(1,952)	(2,685)

*	In April 2003, the company was notified by the SEC staff that the SEC staff would be reviewing the Registration Statement on Form S-3 filed in by the Company April 2003. As part of that review, the SEC staff inquired about the calculation of a beneficial conversion feature for the convertible debt that was issued in August 1999 and December 2000. Subsequent to each transaction, the company retained a third party, national valuation firm to determine the fair value of the company’s common stock for the purposes of determining the existence and amount of any beneficial conversion feature. The Company had retained the valuation firm to determine fair value of the stock because the Company felt the “pink sheets” (where the company’s stock was trading) did not reflect an active market. The SEC staff in the course of its review of filings included by reference in the April 2003 S-3 has concluded that it will not accept for this purpose reliance on the valuations performed by the national valuation firm and has required the company to recalculate the beneficial conversion features based upon the quoted ”pink sheet” trading prices as of the day of each transaction. As result of the revised beneficial conversion feature calculation, the Company has recorded additional interest expense in fiscal 2001 and 2000 in the amounts of $79 and $2,157, respectively with a corresponding increase in Additional Paid in Capital. In addition, the charge for the cumulative effect of the change in accounting principle in the fiscal year 2001 has increased by $302 to $431 with a corresponding increase to Additional Paid in Capital. The restatement had no net effect on shareholders’ equity, cash or the amount of the Company’s operating losses.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated by these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth under “Risk Factors” and “Forward-Looking Statements” in this Report.

Overview

We develop, market and support a broad family of integrated network security solutions. Our security appliance solutions include key security technology such as firewalls and Virtual Private Networking (VPN). Our appliances are built upon a highly secure operating system and proprietary software designed to identify network and application attacks and prevent them from reaching mission-critical resources. Our firewall combines stateful packet inspection and application proxy technologies to deliver the highest level of security and performance for an enterprise’s network. We believe that our ability to inspect each packet of network traffic at the application layer provides our customers some of the highest levels of protection. Our target customers are large enterprises, including Global 2000 companies, major financial institutions and government entities worldwide. Our appliances are sold to end-users directly and indirectly by a direct sales force and resellers in the United States and in over 30 foreign countries.

We were incorporated in 1994 in connection with a spin-off from Harris Corporation. At that time, we produced computers for the real-time computing market as well as our firewall for the secure computing market. We changed our name from Harris Computer Systems Corporation in June 1996 following the sale of our real-time computer business.

Acquisitions

On January 22, 2003, we acquired certain assets of NetOctave, Inc. NetOctave, Inc. is a manufacturer of security processors and accelerator boards and cards for the secure socket layer (SSL) and internet protocol security (IPSec) markets. As a result of the acquisition, we gained new technology, engineering talent and a customer base for the SSL and IPSec markets. The results of NetOctave, Inc.’s operations have been included in our consolidated financial statements since January 22, 2003. The purchase consideration was approximately $1.5 million. The consideration consisted of (a) cash of $300,000, (b) a payment of up to $450,000 based upon a percentage of certain revenues recognized during the next twelve months, payable quarterly, and (c) 107,419 shares of our common stock valued at $750,000, based upon the market value of the shares at the time of issuance. NetOctave, Inc. was granted certain registration rights for the common stock it received in the transaction.

Results of Operations

The following table sets forth certain of our consolidated statement of operations data as a  percentage of revenues for the periods indicated.

	Fiscal year ended June 30,
	2003	2002	2001
			Restated
	(in percentages)
Revenues:
Products	69	68	77
Services	31	32	23

Total revenues	100	100	100

Cost of revenues:
Products	18	23	23
Services	8	9	10

Total cost of revenues	26	32	33

Gross profit	74	68	67

Operating expenses:
Research and development	18	21	22
Selling, general and administrative	45	51	57
Class action settlement	12	—	—

Total operating expenses	75	72	79

Operating loss	(1)	(4)	(12)

Other income (expense):
Interest income (expense), net	0	0	(3)
Gain (loss) on sale of assets	0	0	(1)
Other income (expense)	1	1	0

Total other income (expense)	1	1	(4)

Loss before income tax and cumulative effect of change in accounting principle	0	(3)	(16)

Income tax benefit	13	0	0

Net income (loss) before cumulative effect of change in accounting principle	13	(3)	(16)
Cumulative effect of change in accounting principle	0	0	(1)

Net income (loss)	13	(3)	(17)

Fiscal Year Ended June 30, 2003 Compared to Fiscal Year Ended June 30, 2002

Total revenues. Total revenues, which consist of product sales and software maintenance and professional services revenues, increased from $22.3 million for fiscal year 2002 to $33.0 million in fiscal year 2003, or 48%. The increase in total revenues was driven by increased demands for our products due to an increased focus on security by government and commercial enterprises and increased awareness of our product brand.

We categorize our revenues into three geographic regions: North America; EMEA; and APAC. Revenues in North America, EMEA and APAC as a percentage of total revenues were approximately

50%, 32% and 18%, respectively, in fiscal year 2003 and 42%, 35% and 23%, respectively, in fiscal year 2002. All regions experienced increased sales in fiscal year 2003 compared to fiscal year 2002. Our total international revenues, which are revenues for customers outside North America, represented approximately 50% of the total revenues in fiscal year 2003 and 58% of total revenues in fiscal year 2002.

No single customer or reseller accounted for more than 10% of our total revenue in fiscal year 2003. During 2002, one customer represented 11% of consolidated revenues. This customer represented 3% of consolidated revenues in 2003.

Product revenues. Product revenues consist primarily of firewall and VPN security appliances. Product revenues increased from $15.2 million in fiscal year 2002 to $22.6 million in fiscal year 2003, or 49%. The increase in product revenues is primarily the result of increased brand awareness, channel growth and penetrating into new markets. The majority of our product revenues for fiscal year 2003 were generated from large enterprise customers and government entities, in both domestic and international markets. Our federal division consists of a team of security engineers and sales professionals who focus solely on working with various U.S. government agencies and departments. As a result of this focus we have experienced an increase in government business activity, not only in the U.S. but also around the world.

Service revenues. Service revenues consist of maintenance contracts for technical support of our firewall/VPN appliances and professional services such as training, consulting and installation. Service revenues increased from $7.1 million in fiscal year 2002 to $10.3 million in fiscal year 2003. The increase in service revenues was due primarily to growth in annual maintenance/customer support revenues, which represents approximately 91% of total service revenues. This growth is due to the greater number of installed products during fiscal year 2003 resulting from additional product sales, as well as maintenance/customer support renewals for products sold in previous years. Revenues from training, consulting and installations were not a significant factor in the growth of service revenues from fiscal year 2002 to fiscal year 2003.

Cost of revenues and gross profit. Total cost of revenues, which includes products and services costs, increased from $7.2 million in fiscal year 2002 to $8.6 million in fiscal year 2003, or 20%. The increase was primarily due to the increased product sales and services revenues for fiscal year 2003. Total gross profit was 74% for fiscal year 2003 and 68% for fiscal year 2002. Gross profit is affected by a variety of factors including competition, the mix in average selling prices of products we currently offer, new product introduction and enhancements, fluctuation in manufacturing volumes and incremental cost of supporting the increased installed customer base. Gross profit for products was $16.7 million, or 74%, for fiscal year 2003 as compared to $10.1 million, or 66%, for fiscal year 2002. The increase in product related gross profit was a result of new hardware platforms adopted during fiscal year 2003, resulting in lower cost of hardware for our appliances. Gross profit for services was $7.7 million, or 74%, for fiscal year 2003 as compared to $5.1 million, or 72%, for fiscal year 2002. The increase in service related gross profit was a result of the increased installed customer base during fiscal year 2003 and strict cost controls for all service related costs.

Operating expenses. For fiscal year 2003, total operating expenses increased to $24.8 million as compared to $16.0 million for the fiscal year 2002, or 55%. As a percentage of total revenues, operating expenses increased from 72% in fiscal year 2002 to 75% in fiscal year 2003. Included in operating expense for fiscal year 2003, was the settlement of a class action lawsuit in the amount of $3.9 million, which represents our portion of the class action litigation settlement. Excluding the one-time charge for this settlement, operating costs were $20.9 million, or 63% of total revenue. The increase in total operating expenses in fiscal year 2003 from fiscal year 2002, excluding the one-time charge, was $4.9 million, or 30%. The overall increase in operating expenses is due primarily to the increase in development costs of $1.2 million, and an increase in selling, general and administrative expenses of $3.7 million.

Research and development expenses. Research and development expenses includes salaries, non-capitalized equipment, software tools and facilities related costs. For fiscal year 2003, total research and development expenses increased to $5.9 million from $4.7 million for fiscal year 2002, or 26%. The increase is primarily the result of the acquisition of the NetOctave, Inc. assets in the third quarter of fiscal year 2003 and additional development employees hired during the year. As a percentage of total revenue, research and development expenses decreased to 18% in fiscal year 2003 compared to 21% for fiscal year 2002.

Selling, general and administrative expenses. Selling, general and administrative expenses include salaries, commissions, human resources, finance, administrative support functions, and legal and accounting professional services. Selling general and administrative expenses increased by $3.6 million or 32% to $14.9 million for fiscal year 2003 from $11.3 million for fiscal year 2002. The increase is due to an increase of approximately $2.7 million of labor related expenses, including increases in bonuses, commissions and option related payroll costs. In addition, we recorded amortization expense of $305,000 related to the NetOctave, Inc. acquisition transaction as well as $122,000 of additional depreciation expense for assets acquired in that transaction. As a percentage of total revenue, selling, general and administrative expenses decreased to 45% for fiscal year 2003 compared to 51% for fiscal year 2002.

Class action settlement. In June 2003, we received an offer to settle an outstanding class action lawsuit for $10.0 million. In July 2003, the Company entered into a Memorandum of Understanding to settle this lawsuit. The settlement amount of $10 million will require the Company to incur a one-time charge of $3.9 million in the fourth quarter of its fiscal year ending June 30, 2003 for the amount in excess of the insurance coverage and related costs. The Company’s portion of the settlement amount will be payable by the Company in cash or in a combination of cash and equity, at the Company’s option. The terms of the settlement are subject to approval by the court, and there can be no assurance that the court will approve this proposed settlement of the lawsuit.

Net interest income. Net interest income was $111,000 for fiscal year 2003 compared to net interest income of $58,000 for fiscal year 2002. The increase in net interest income was primarily the result of the significant increase in cash balances for fiscal year 2003 versus fiscal year 2002.

Other income. Other income was $205,000 for fiscal year 2003 versus $193,000 for fiscal year 2002. The decrease is the result of less foreign currency gains for fiscal year 2003 compared to fiscal year 2002.

Income tax benefit. We provide a valuation allowance for the portion of our deferred tax assets, which we cannot determine, is more likely than not to be recognized due to our cumulative losses and the uncertainty as to future recoverability. We recorded an income tax benefit of $4.2 million as of June 30, 2003, primarily as a result of the reversal of a portion of the deferred tax asset valuation allowance. The reversal of the allowance was made because we believe it is more likely than not that this portion of the deferred tax asset will be realized. The computation of our deferred tax asset and valuation allowance is based on taxable income we expect to earn over the next two years which will include the utilization of previously accumulated net operating tax losses. We will continue to evaluate each quarter the amount, if any, of additional reduction of the valuation allowance that should be made. This will be based on our estimate and conclusions regarding the ultimate realization of the deferred tax asset, including but not limited to, our recent positive financial results as well as projected earnings over a two-year period. The impact of further reductions of the valuation allowance will be to record a tax benefit, which will increase net income in the period the determination is made.

Net income (loss). For fiscal year 2003 we recorded net income of $4.1 million compared to a net loss of $608,000 for the fiscal year 2002. This improvement is the direct result of the increase in revenues for fiscal year 2003 versus fiscal year 2002 and a continued focus on maintaining appropriate cost controls and operating efficiencies.

Fiscal Year Ended June 30, 2002 Compared to Fiscal Year Ended June 30, 2001

Total revenues. Total revenues decreased from $24.4 million in fiscal year 2001 to $22.3 million in fiscal year 2002, or 8%. This decrease represents a 19% decrease in product revenues, which was offset by a 25% increase in services revenues. We believe the decrease in product revenues can be attributed to slowing economic conditions that resulted in a delay or deferral in customer spending, changes in our sales and marketing organization and realignment of our direct sales to a reseller/distributor model during the year. We believe the increase in service revenues is due to the growing installed base of our products and renewals of previous years’ maintenance contracts.

Revenues in North America, EMEA and APAC as a percentage of total revenues were approximately 42%, 35% and 23%, respectively, in fiscal year 2002 and 49%, 35%, respectively, and 16% in fiscal year 2001. Our total international revenues, which are revenues for customers outside North America, represented approximately 58% of the total revenues in fiscal year 2002 and 51% of total revenues in fiscal year 2001.

One customer represented 11% of total revenue in fiscal year 2002, however, this, customer only accounted for approximately 3% of revenues in fiscal year 2003.

Product revenues. Product revenues consist primarily of firewall and VPN security appliances. Product revenues decreased from $18.7 million in fiscal year 2001 to $15.2 million in fiscal year 2002, or 19%. The decrease in product revenues is attributed to slowing economic conditions that resulted in a delay or deferral in customer spending, changes in our sales and marketing organization and realignment of our direct sales to a reseller/distributor model during the year.

Service revenues. Service revenues consist primarily of maintenance contracts for technical support of our firewall/VPN appliances and professional services such as training, consulting and installation. Service revenues increased from $5.7 million in fiscal year 2001 to $7.1 million in fiscal year 2002. The increase in service revenues was due primarily to annual maintenance/customer support revenues, which represented approximately 91% of the increase. The increase was also due to the greater number of installed products in fiscal year 2002 resulting from additional product sales, as well as service renewals for product sold in previous years. Revenues from training, consulting and installations were not a significant factor in the growth of service revenues from fiscal year 2001 to fiscal year 2002.

Cost of revenues and gross profit. Total cost of revenues, which includes products and services costs, decreased from $8.0 million in fiscal year 2001 to $7.2 million in fiscal year 2002, or 10%. The decrease was primarily due to the reduced product sales discussed above. As a percentage of total revenues, costs of revenues were 32% for fiscal year 2002 and 33% for fiscal year 2001. Total gross profit was 68% in fiscal year 2002 and 67% in fiscal year 2001. Gross profit is affected by a variety of factors including competition, the mix in average selling prices of products we currently offer, new product introduction and enhancements, fluctuation in manufacturing volumes and incremental cost of supporting the increased installed customer base. Gross profit for products was $10.1 million, or 66%, for fiscal year 2002 as compared to $13.0 million, or 70%, in fiscal year 2001. The reduction in gross profit was a result of competitive pressures resulting from the economic downturn and the introduction of a lower margin product during fiscal year 2002. Gross profit for services was $5.1 million, or 72%, for fiscal year 2002 as compared to $3.4 million, or 60%, in fiscal year 2001. The increase in service related gross profit is a result of the increased installed customer base during fiscal year 2002 and strict cost controls for all service related costs.

Operating expenses. For fiscal year 2002, total operating expenses decreased to $16.0 million compared to $19.4 million for the fiscal year 2001, or 18%. As a percentage of total revenue, operating expenses decreased from 79% in fiscal year 2001 to 72% in fiscal year 2002. The overall decrease in operating expenses can be explained in part by a reduction of the research and development expenses for fiscal year 2002 of $745,000 and a reduction in selling, general and administrative expenses of $2.6 million.

Research and development expenses. Research and development expenses include salaries, non-capitalized equipment, software tools, and facilities related costs. The decrease in research and development expenses for fiscal year 2002 versus fiscal year 2001 is in part the result of the reduction in the number of employees and the reduction in salaries specifically related to a special option salary reduction program. These items accounted for approximately $500,000 of the decrease. The balance of the decrease is due to the reduction of the use of outside contractors by the development group. As a percentage of total revenue, research and development expenses decreased to 21% in fiscal year 2002 from 22% in fiscal year 2001.

Selling, general and administrative expenses. Selling, general and administrative expenses include salaries, commissions, human resources, finance, administrative support functions, and legal and accounting professional services. Selling, general and administrative expenses decreased by $2.6 million to $11.3 million in fiscal year 2002 from $13.9 million during fiscal year 2001. The decrease reflects our continued focus on streamlining our operations, making cost effective changes in the way we operate, a reduction in the number of employees and a reduction in salary expense related to a special option salary reduction program. In fiscal year 2002, we decreased labor costs 43%, marketing costs 27%, other expenses 21%, and professional fees 10%. As a percentage of total revenue, selling, general and administrative expenses decreased to 51% for fiscal year 2002 compared to 57% for fiscal year 2001.

Net interest income (expenses). Net interest income was $58,000 for fiscal year 2002 compared to net interest expenses of $830,000 for fiscal year 2001. The decrease in interest expenses is attributable to the conversion of convertible debt in January of 2001 and the pay-off of a revolving line of credit facility in December 2001.

Other income (expenses). Other income was $193,000 for fiscal year 2002 compared to other expenses of $90,000 for fiscal year 2001. The change in other income is a result of a foreign currency translation gain of $203,000 in fiscal year 2002 compared to a loss of $159,000 for fiscal year 2001.

Net loss. For fiscal year 2002, we incurred a net loss of $608,000 versus a net loss of $4.2 million for fiscal year 2001. This improvement is the direct result of our fiscal year 2002 cost cutting measures, including reduced numbers of employees, salary reduction, decreased interest and improved operating efficiency.

Liquidity and Capital Resources

At June 30, 2003, our principal source of liquidity was $12.1 million of cash and cash equivalents, which consist principally of commercial paper and U.S. government securities. For the fiscal year 2003, our cash, cash equivalents and short-term investments increased by $6.0 million or 96% to $12.1 million from $6.2 million at June 30, 2002.

Cash provided by operating activities was $4.7 million for the fiscal year 2003. For fiscal year 2002 cash provided by operating activities was $2.5 million. The increase is the result of the significant increase in net income, off-set by various charges in current asset and liability accounts.

Net cash used in investing activities was $1.1 million in fiscal year 2003, primarily as a result of the purchase of property and equipment of $666,000, capitalized software of $179,000 and the cash portion of the acquisition of the NetOctave, Inc. assets for $300,000. Net cash used in investing activities for fiscal year 2002 was $975,000 primarily the result of the purchase of property and equipment of $805,000 and capitalized software of $172,000.

Net cash provided by financing activities was $2.4 million for fiscal year 2003 and net cash used in financing activities for fiscal year 2002 was $133,000. In fiscal year 2003, the cash provided by financing activities was primarily the proceeds from stock options exercised.

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

We cannot assure you that additional equity or financing will be available on acceptable terms or at all. Currently, we have no agreements or arrangements for third parties to provide us with sources of liquidity and capital resources.

Critical Accounting Policies

Our discussion and analysis of financial conditions and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an on-going basis, we evaluate significant estimates used in preparing our financial statements, including revenue recognition, bad debt, software development cost, inventory valuation and deferred taxes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in preparing our consolidated financial statements:

Revenue Recognition. Revenue recognition rules for software companies are very complex. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. The discretion involved in this process makes revenue results difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

Our revenue is derived from two primary sources:

•	Product revenue which includes revenue from the sale of our firewall/VPN appliance; and

•	Service revenue, which is primarily maintenance, related to customer support.

Revenue from product sales is recognized only when a contract or agreement has been executed, delivery of the product has occurred, the fee is fixed and determinable and we believe collection is probable. Product revenue is generally recognized on product shipment; this includes the transfer of both title and risk of loss, provided that no significant obligations remain. There is no product right of return available to the customer. We defer revenue on product sales for new value-added resellers where we are unable to determine the ability of the reseller to honor a commitment to make fixed or determinable payment. Revenue will be deferred until the resellers demonstrate consistency of payment within the terms specified and there are no instances where we have to take back the product because of non-payment for a three-month period.

Service revenue consists primarily of the annual fee for maintenance (post-contract customer support) and maintenance renewals from our existing customers and is recognized ratably on a monthly basis over the service contract term. The post contract customer support provides our customers access to our worldwide support organization for technical support, unspecified product updates/enhancements on a when and if available basis and general security information. The updates are considered minor enhancements to the software that are not separately marketable or considered a competitive feature or major upgrade. All products and services are separately contracted.

We also provide other professional support services, such as training and consulting, which are available under service agreements and charged for separately. These services are generally provided under time and materials contracts and revenue is recognized as the service is provided.

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

Software Development Costs. We capitalize costs related to the development of certain software products in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting For the Costs Of Computer Software to be Sold, Leased, or Otherwise Marketed which requires capitalization to begin when technological feasibility has been established and ends when the product is available for general release to customers. Software development costs incurred prior to technological feasibility, defined by implementation of a beta project, are considered research and development costs and are expensed as incurred. Capitalized costs are amortized on a straight-line method over two years and is the greater of the two amounts calculated using the methods noted in SFAS No. 86.

Inventory Valuation. Inventories consist primarily of component parts and computer hardware and are carried at the lower of cost, determined by the First-In-First-Out method, or market. We write our inventories down to estimated market value based on assumptions of our future demand, based on projected product releases and market conditions. Variation in market trends, customer preferences, introduction of new products (replacing existing products) or technological advances could, however, significantly affect these estimates and result in additional inventory write-downs.

Deferred Taxes. We provide a valuation allowance for that portion of deferred tax assets, which it cannot determine is more likely than not to be recognized due to the Company’s cumulative losses and the uncertainty as to future recoverability. Any reversal of the allowance is made when we believe that it is more likely than not that this portion of the deferred tax asset will be realized. The computation of our deferred tax asset and valuation allowance is based on taxable income we expect to earn over the next two years which will include the utilization of previously accumulated net operating tax losses. We will continue to evaluate each quarter the amount, if any, of additional reduction of the valuation allowance that should be made. This will be based on management’s estimate and conclusions regarding the ultimate realization of the deferred tax asset, including but not limited to, the company’s recent positive financial results as well as projected earnings over a two-year period. The impact of further reductions of the valuation allowance will be to record a tax benefit, which will increase net income in the period the determination is made. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize the deferred tax asset, in the future, an adjustment to the deferred tax asset would increase income in the period the determination was made.

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends FASB SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and to require prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosures about those effects in interim financial information. We currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS No. 123. We currently intend to continue to account for our stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and will adopt the additional disclosure provisions of SFAS No. 148.

In November 2002, the FASB issued Interpretation 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. For a guarantee subject to FIN 45, a guarantor is required to:

•	measure and recognize the fair value of the guarantee at inception (for many guarantees, fair value will be determined using a present value method); and

•	provide new disclosures regarding the nature of any guarantees, the maximum potential amount of future guarantee payments, the current carrying amount of the guarantee liability, and the nature of any recourse provisions or assets held as collateral that could be liquidated and allow the guarantor to recover all or a portion of its payments in the event guarantee payments are required.

FIN 45 is effective for financial statements for fiscal years ending after December 15, 2002. We are currently in compliance with the provisions of the new pronouncement.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At June 30, 2003 we were not a party to transactions contemplated under FIN 46.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, Revenue Arrangements with Multiple Deliverables. The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables is not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes.

In November 2002 the Emerging Issues Task Force reached a consensus opinion on EITF 02-16, Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor. EITF 02-16 requires that cash payments, credits, or equity instruments received, as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002. At June 30, 2003, we were not a party to transactions contemplated by EITF 02-16.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In general, the SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial condition or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments:

•	mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets;

•	instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; includes put options and forward purchase contracts; and

•	obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares.

SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have not yet completed our analysis of SFAS No. 150; however, we believe that we are currently substantially in compliance with the requirements of SFAS No. 150.

FORWARD-LOOKING STATEMENTS

Statements regarding future products, including the anticipated dates for introducing such products, future prospects, future profitability, business plans and strategies, future revenues and revenue sources, future liquidity and capital resources, future computer network security market directions, future acceptance of the Company’s products and possible growth in markets, as well as all other statements contained in this Report that are not purely historical are forward-looking statements.

Forward-looking statements are based upon assumptions and analyses made by the Company in light of current conditions, anticipated future developments and other factors the Company believes are appropriate in the circumstances, or upon information obtained from third parties, and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that the actual results might differ materially from those suggested or projected in the forward-looking statements. Accordingly, there can be no assurance that the forward-looking statements will occur or that results will not vary significantly from those described in the forward-looking statements. Some of the factors that might cause future actual events to differ from those predicted or assumed include: future advances in technologies and computer security; the Company’s history of annual net operating losses and the financing of future losses through the sale of assets and newly issued Company securities; the Company’s ability to execute on its business plans; the Company’s dependence on outside parties such as its key customers and alliance partners; competition from major computer hardware, software, and networking companies; risk and expense of governmental regulation and effects of changes in regulation; the limited experience of the Company in marketing its products; uncertainties associated with product performance liability; risks associated with growth and expansion; global economic conditions; changes in customer needs resulting from economic conditions; dependence on information systems; risks associated with obtaining and maintaining patent and intellectual property right protection; uncertainties in availability of expansion capital in the future and other risks associated with capital markets; and the events of September 11, 2001, and its repercussions. In addition, the forward-looking statements herein involve assumptions, risks and uncertainties, including, but not limited to economic, competitive, operational, management, governmental, regulatory, litigation and technological factors affecting the Company’s operations, liquidity, capital resources, markets, strategies, products, prices and other factors discussed elsewhere herein and in the other documents filed by the Company with the Securities and Exchange Commission. Many of the foregoing factors are beyond the Company’s control.

RISK FACTORS

The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our operations. If any of the following risks, or any additional risks and uncertainties, were to materialize, our business, financial condition or results of operations could be materially adversely affected. Were that to occur, the trading price of our common stock could decline.

Risks Related to Our Business

We have incurred significant losses in the past and we may not be able to sustain profitability in the future.

During two of the past three years, we incurred net losses. As of June 30, 2003, we had an accumulated deficit of approximately $78 million. Moreover, we currently expect to increase our operating expenses in connection with:

•	expanding into new geographic markets;

•	expanding into new product markets;

•	continuing to develop our technology;

•	hiring additional personnel; and

•	upgrading our information and internal control systems.

We have difficulty predicting our future operating results or profitability due to volatility in general economic conditions and in particular with the internet security market. The overall weakness in the general economy and volatility of demand for our security products are two of the many factors underlying our inability to predict our revenues for a given period. We base our spending levels for product development, sales and marketing, and other operating expenses largely on expected future revenues. A large portion of our expenses are fixed for a particular quarter or a year, and therefore we may be unable to decrease our spending in time to compensate for any unexpected quarterly or annual shortfalls in revenues. As a result, any shortfall in revenue could cause our earnings to decrease or our losses to increase.

Our operating results fluctuate and can fall below expectations of analysts and investors, resulting in a decline of our stock price.

Our quarterly revenues and operating results have varied in the past and will likely continue to vary in the future due to a number of factors, many of which are outside of our control. Any of these factors could cause our stock price to decline. Our operating expenses are largely based on anticipated revenues and a high percentage of our expenses are, and will continue to be, fixed in the short term. As a result, lower than anticipated revenues for any reason could cause significant variations in our operating results from quarter to quarter. It is likely that if in some future quarters our operating results fall below expectations of public market analysts and investors, the price of our common stock would likely decline.

Seasonality and concentration of revenues at the end of the quarter could cause our revenues to fall below the expectations of analysts and investors, resulting in a decline of our stock price.

The growth rate of our domestic and international sales has been and may continue to be slower in the summer months, when businesses often defer purchasing decisions. Also, as a result of customer buying patterns and the efforts of our sales force to meet or exceed quarterly and year-end quotas, historically we have earned a substantial portion of a quarter’s revenue during its last month and more recently in the latter half of the last month. If expected revenues at the end of any quarter are delayed, our revenues for that quarter could fall below the expectations of the analysts and investors and result in a decline in our stock price.

If third party channel partners fail to perform, our ability to sell our products and services will be limited.

We expect to sell most of our products and services through our channel network partners and we expect our success to depend in large part on their performance. Some of our channel partners sell products and services that are competitive with ours, and may devote more resources to those competitive products than they devote to ours or may cease selling our products and services altogether. If our third party channel partners fail to perform, our ability to expand our business and increase sales will be limited.

We may need to decrease the price of our products, which may reduce our revenues and our ability to generate income.

Average selling prices of our products may decrease, which may reduce our gross margins. The average selling price for our products may decline as a result of competitive pricing pressures, promotional programs and customers who negotiate price reductions in exchange for long-term purchase commitments. The pricing of products depends on specific features and functions of the product, purchase volumes and the level of sales and services support. We expect competition to increase in the future. As we experience pricing pressure, we anticipate that the average selling prices and gross margins per product will decrease over product lifecycles. We cannot assure you that we will be successful in developing and introducing on a timely basis new products with enhanced features, or that these products, if introduced, will enable us to maintain our average selling prices and gross margins at current levels. Our gross margins have been and will continue to be affected by a variety of factors including competition, the mix in average selling prices of products, new product introduction, enhancements and the cost of components and manufacturing labor. We must manage each of these factors competitively for our gross margins to remain at their current levels.

We rely primarily on a single manufacturer and assembly house. The loss of this relationship could result in our being unable to deliver products for an extended period of time.

We outsource all of our hardware manufacturing and assembly primarily to one third-party manufacturer and assembly house, Omni Tech Corporation, and we do not have a written contract with this company. We have only recently established arrangements with an alternative manufacturer and assembly house and we may not be able to meet the demands for our products if we were to lose our relationship with our primary manufacturer and assembly house. Our operations could be disrupted for an extended period of time if we have to switch to a replacement vendor. An interruption in our hardware supply could result in a loss of customer orders and revenue and diminish the reputation of our brands.

We may underestimate our required inventories, which may result in our inability to deliver products on a timely basis.

We provide forecasts of our demand to our primary contract manufacturer up to three months prior to scheduled delivery of product to our customers. If we underestimate our requirements, our primary contract manufacturer may have an inadequate component inventory, which could interrupt manufacturing of our products and result in delayed shipments and reduced revenues. In addition, lead times for materials and components that we order vary significantly and depend on the specific supplier, contract terms, and demand for each component at a given time and other factors. We may also experience shortages of components from time to time, which also could delay the manufacturing of our products.

We may need to raise additional capital to finance our operations or future growth, and this capital may not be available to us.

Our future revenue may be insufficient to support the expense of our operations and the expansion of our business. As a result, we may seek additional funding through:

•	public or private equity financing;

•	public or private debt financing; and/or

•	capital lease transactions.

We believe that our cash on hand, cash equivalents and net working capital will be sufficient to meet our capital requirements for at least the next twelve months. However, our capital requirements will depend on several factors, including:

•	the rate of market acceptance of our products and services;

•	our ability to expand our customer base;

•	the growth of our sales and marketing capabilities; and

•	the cost of any acquisitions we may complete.

We may decide at any time to raise additional capital to take advantage of available strategic opportunities or attractive financing terms. If we issue equity securities, shareholders may experience dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any required additional funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our ability to continue operating our business. If we are unable to meet our future capital requirements, our business would be harmed.

Because many potential customers remain unaware of the need for internet security or may perceive it as costly and difficult to implement, our products and services may not achieve market acceptance.

We believe that many potential customers are not fully aware of the need for internet security products and services. Historically, only enterprises having substantial resources have developed or purchased internet security solutions. Also, there is a perception that internet security is costly and difficult to implement. We will therefore not succeed unless the market understands the need for internet security and we can convince our potential customers of our ability to provide this security in a cost-effective manner. Although we have spent and will continue to spend considerable resources educating potential customers about the need for internet security and the benefits of our products and services, our efforts may be unsuccessful.

The market for internet security products and services is highly competitive and we may not have the resources to compete effectively.

The market for internet security products is intensely competitive and characterized by frequent technological change. We believe that competition in this market is likely to persist and intensify as demand for network security products continues to increase. In market segments requiring the highest levels of network security, we compete with Secure Computing Corporation, which also offers a firewall with a security-enhanced operating system. We also compete with security vendors such as Check Point Software Technologies Ltd., Cisco Systems, Inc., and NetScreen Technologies, Inc. These companies’ products may be considered to be alternatives to our products that could eventually compete with our firewall/VPN products.

Our failure to address strain on our resources caused by growth will result in our inability to effectively manage our business.

Our current systems, management and resources will be inadequate if we continue to grow at a significant rate. A rapid expansion of our business will place a significant strain on our administrative, operational and financial resources and will result in increasing responsibilities of our management personnel. We will be unable to effectively manage our business if we are unable to timely and successfully alleviate the strain on our business caused by rapid growth.

We may be unable to adequately expand our operational systems to accommodate growth, which can harm our ability to deliver our products and services.

Our operational systems have not been tested at customer volumes that may be required in the future. We may encounter performance difficulty when operating with a substantially greater number of customers. An inability to add additional operating systems and personnel to handle increased demands may cause unanticipated disruptions in our current processes, slower response times and poor customer service, including problems filling customer orders.

Rapid changes in technology and industry standards could render our products and services unmarketable or obsolete and we may be unable to introduce new products and services timely and successfully.

To succeed we must continually change and improve our products in response to rapid technological developments and changes in operating systems, internet access and communications, application and network software, computer and communication hardware, programming tools, computer language technology and hacker techniques. We may be unable to successfully and timely develop these new products and services or achieve and maintain market acceptance. The development of new, technologically advanced products and services is a complex and uncertain process requiring innovation and the ability to anticipate technological and market trends. Because internet security technology is complex it can require long development and testing periods. Releasing new products and services prematurely may result in quality problems, and releasing them late may result in loss of customer confidence and market share. In the past we have on occasion experienced delays in the scheduled introduction of new and enhanced products and services, and we may experience delays in the future. When we do introduce new or enhanced products and services, we may be unable to manage the transition from the older products and services to minimize disruptions to the customers’ ordering patterns, avoid excess inventory of older products and deliver enough products and services to meet customer demand.

We may be required to defend lawsuits or pay damages in connection with the alleged or actual failure of our products and services.

Because our products provide internet security and protect valuable information, we may face claims for product liability, tort or breach of warranty relating to our products and services. Anyone that circumvents our products’ security measures could misappropriate the confidential information or other property of end-users using our products and services or interrupt their operations. If that happens, affected end-users or channel partners may sue us. In addition, we may face breaches caused by faulty installations and implementations of our products by end-users or channel partners. Although we attempt to reduce the risk of loss from claims through contractual or warranty disclaimers and liability limitation provisions, these provisions may be unenforceable. Some courts, for example, have found contractual limitations of liability in standard software licenses to be unenforceable because the licensee does not sign them. Defending a suit regardless of its merit could be costly and could divert management’s attention. Although we currently maintain business liability insurance, this coverage may be inadequate or be unavailable in the future on acceptable terms, if at all.

A breach in security could harm public perception of our products.

We will not succeed unless the marketplace is confident that we provide effective internet security protection. Even networks protected by our products may be vulnerable to electronic break-ins and computer viruses. If an actual or perceived breach of internet security occurs in an end-user system, regardless of whether the breach is attributable to us, the market perception of the efficiency and effectiveness of our products and services could be harmed. This could cause us or our channel partners to lose current and potential customers or cause us to lose potential channel partners. Because the technology used by computer hackers to access or sabotage networks changes frequently and generally is not recognized until launched against the target, we may be unable to anticipate these techniques.

If we are unable to prevent attacks on our internal network security system by computer hackers, public perception of our products and services will be harmed.

Because we provide internet security, we are a significant target of computer hackers. We have experienced attacks by computer hackers in the past and expect the attacks to continue. If attacks on our internal network systems are successful, public perception of our products and services will be harmed.

We may be unable to deliver our products and services if we cannot continue to license third party technology that is important for the functionality of our products.

Our success will depend in part on our continued ability to license technology that is important for the functionality of our products. We depend on our third party licenses to deliver reliable high quality products, develop new products on a timely and cost effective basis and respond to evolving technology and changes in industry standards. We also depend on the continued compatibility of third party software with future versions of our products. An interruption in the supply of third party technology could delay our development and sales until we can find, license and integrate equivalent technology. This could damage our brand and result in loss of current and potential customers. We have no written contracts to license third party technology in the future, however, we believe we can find other sources for the technology we need for our products. If the alternative technology is available, we cannot be assured that it will be on acceptable terms.

We will be unable to deliver our products and services if component manufacturers fail to supply component parts with acceptable quality, quantity and cost.

We obtain the component parts for our hardware from a variety of manufacturers. While our component vendors have produced parts for us in acceptable quantities and with acceptable quality and cost in the past, they may be unable to do so in the future. Companies in the electronic industry regularly experience lower than required component allocations and this industry is subject to frequent component shortfalls. Although we believe we can find additional or replacement sources for our hardware components, our operations could be disrupted if we have to add or switch to a replacement vendor or if our components supply is interrupted. This could result in a loss of customer orders and revenue.

Declines in demand for our products and services would cause our revenues and profitability to decrease.

If overall market demand for computers, servers and other computing devices declines significantly, and consumer and corporate spending for such products declines, our revenue growth will be adversely affected. Additionally, our revenues would be unfavorably impacted if customers reduce their purchases of new software products or upgrades to existing products if such new offerings are not perceived to add significant new functionality or other value to prospective purchasers.

A reduction in the growth of internet usage and a softening demand for our products and services caused by the ongoing economic downturn may result in decreased revenue, earnings or growth rates and problems with our ability to manage inventory levels and realize customer receivables.

We depend on the government, telecommunications, financial services, computing and manufacturing industries for a significant portion of our revenues. Significant reduction in technology capital spending in these industries caused by recent adverse economic conditions may continue to result in decreased revenues and earnings. Our revenues are dependent on the level of technology capital spending in the United States and international economies. A number of companies announced significant reductions and deferrals in capital spending. Further delays or reductions in information technology spending could have a material adverse effect on demand for our products and services and consequently our results of operations, prospects and stock price.

Our failure to effectively develop new products could harm our ability to generate revenues in the future.

The development of software products is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Significant delays in new product releases or significant problems in creating new products could negatively impact our ability to market and sell our products in the future.

If we do not retain our key employees, our ability to execute our business strategies and provide our products and services will be impaired.

Our future success will depend on the efforts and ability of our senior management and our key development, technical, operation, information systems, customer support, and sales and marketing personnel, and on our ability to retain them. These employees are not obligated to continue their employment with us and may leave us at any time. The loss of key employees would impair our ability to develop competitive products and provide appropriate levels of service to our customers.

If we do not expand our international operations, the growth of our business will be limited.

Our ability to grow depends in part on the expansion of our international sales and operations, which we expect to continue to account for a significant portion of our revenues. Sales to customers outside the United States accounted for approximately 51% of our revenues in fiscal year 2001, 58% in fiscal year 2002 and 50% in fiscal year 2003. The failure of our channel partners to sell our products internationally will limit our ability to increase our revenues.

Our international operations result in export and currency risks, which may make our operations less profitable.

Our international sales are subject to the risks inherent in international business activity, including:

•	cost of customizing products for foreign countries;

•	export and import restrictions, including those affecting encryption commodities and software;

•	difficulties in acquiring and authenticating customers’ information;

•	reduced protection of intellectual property rights and increased liability exposure; and

•	regional economic and political conditions.

Significant portions of our international sales currently are U.S. dollar denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies may make our products less competitive in the international markets.

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

In the future we may have to resort to litigation to protect our intellectual property rights, to protect our trade secrets or to develop the validity and scope of proprietary rights with respect to intellectual property, which we have licensed from others. Any litigation, regardless of its success, would be costly and require significant time and attention of our key management and technical personnel. The litigation could also force us to:

•	stop or delay selling, incorporating or using products that incorporate the challenged intellectual property;

•	pay damages;

•	enter into licensing or royalty agreements, which may be unavailable under acceptable terms; or

•	redesign products and services that incorporate infringing technology.

We may face infringement claims from third parties in the future. The software industry has seen frequent litigation over intellectual property rights, and we expect that participants in the internet security industry will be increasingly subject to infringement claims as the number of products, services, and competitors grows and functionality of the products and services overlap. We cannot assure you that the steps taken by us will be adequate to deter misappropriation of our proprietary rights or that third parties will not independently develop substantially similar products, services and technology. Furthermore, there can be no assurance that our products will not infringe upon the intellectual property rights of third parties. We may not be able to avoid infringement of third party intellectual property rights and may have to obtain a license, defend an infringement action, or challenge the validity of the intellectual property rights in court. Failure to obtain or maintain intellectual property rights in our products, for any reason, could have a material adverse effect on us.

Undetected product errors or defects could result in loss of revenues or claims against us.

Our products and services may contain undetected errors or defects, especially when first released. Despite extensive testing, some errors are discovered only after a product has been installed and used by customers. Any errors discovered after commercial release could result in loss of revenue or claims against our channel partners or us.

We are subject to shareholder litigation claims that could result in large payments by us, which would reduce our earnings or increase our losses.

We are currently defending a class action lawsuit relating to a restatement of our financial results. We have entered into a Memorandum of Understanding relating to the settlement of this lawsuit, which resulted in our incurring a one-time charge of $3.9 million in the fourth quarter of our 2003 fiscal year. A portion of this amount will be payable in cash or in a combination of cash and stock, at our option. The terms of the settlement are subject to approval by the court, and there can be no assurance that the court will approve this proposed settlement of the lawsuit. If the court does not approve the settlement, there can be no assurance that we will ultimately be successful in defending the lawsuit, or that if we are unsuccessful, that there will be sufficient insurance coverage to cover any judgment rendered against us. We are unable to make any estimates regarding the potential liability related to this litigation if the court does not approve the proposed settlement.

Governmental controls over the export or import of encryption technology could cause us to lose sales.

Any additional governmental regulations of imports or exports, or failure to obtain required approval for our encryption technologies could adversely affect our international and domestic sales. The United States and various other countries have imposed controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. In addition, from time to time governmental agencies have proposed additional regulation over encryption technology, including, for example, requiring the escrow and governmental recovery of private encryption keys. Additional regulation of encryption technology could delay or prevent the acceptance and use of encryption products in public networks for secure communications. This in turn could result in decreased demand for our products and services. In addition, some foreign competitors are subject to less stringent controls on exporting their encryption technologies. As a result, they may be able to compete more effectively than we can in the U.S. and international security markets.

One of our shareholders owns a significant percentage of our outstanding common stock and may be able to significantly effect the outcome of shareholder votes.

Richard L. Scott, a former member of our Board of Directors, beneficially owned as of June 30,, 2003, directly or indirectly, 8,203,647 shares of our common stock, or approximately 38.1% of our common stock outstanding as of that date. Accordingly, Mr. Scott may be able to significantly effect the outcome of certain shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our articles of incorporation, and the approval of mergers and other significant corporate transactions. This level of concentrated ownership by one person may have the effect of delaying or preventing a change in the management or voting control of us.

Our articles of incorporation and Florida law contain provisions that could discourage third parties from acquiring us or limit the price that they would be willing to pay for our stock.

Certain provisions of our articles of incorporation and bylaws, as well as the Florida Business Corporation Act, may have an anti-takeover effect and may discourage, delay, defer or prevent a tender offer or takeover attempt that a shareholder might consider to be in its best interest, including those attempts that might result in a premium over the market price for the shares held by the shareholders. Certain of such provisions allow our board of directors to authorize the issuance of preferred stock with rights superior to those of the common stock. These anti-takeover provisions could substantially impede the ability of shareholders to benefit from a change-in-control or to change our management and our board.

Our business will suffer if we fail to comply with recent federal regulations and future rules of the Securities and Exchange Commission relating to corporate governance reform.

As a public company, we are subject to certain federal regulations and the rules and regulations of the Securities and Exchange Commission. On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002, effecting tighter accounting, corporate fraud and securities laws. With this legislation, the SEC has adopted new rules pertaining to, among other things, audit committee requirements and additional disclosure and reporting requirements. Our reputation and financial results could be materially harmed by any failure by us to comply with any current or future rules or regulations relating to the Sarbanes-Oxley Act or to any other federal corporate reform measures.

There is a limited public market for our common stock.

Our common stock is currently listed on the Nasdaq National Market. The market for our common stock has historically been characterized by limited trading volume and a limited number of holders. There can be no assurance that a more active trading market for our common stock will develop. See “Price Range of Common Stock.”

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

Foreign currency risk. The majority of our sales and the majority of our expenses are currently denominated in US dollars. As a result, we have not experienced significant foreign exchange gains and losses except those disclosed on F9 in the accompanying audited consolidated financial statements. While we conducted some transactions in foreign currencies during 2002 and 2003 and expect to do so in the future, we do not anticipate the foreign currency gains or losses will be material to CyberGuard. Although we have not engaged in foreign currency hedging to date, we may do so in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following items are attached and incorporated into this Item 8.

Report of Independent Certified Public Accountants	F-1
Report of Management	F-2
Consolidated Balance Sheets as of June 30, 2003 and June 30, 2002	F-3
Consolidated Statements of Operations for years ended June 30, 2003, June 30, 2002, and June 30, 2001	F-4
Consolidated Statements of Cash Flows for years ended June 30, 2003, June 30, 2002, and June 30, 2001	F-5
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) and Comprehensive Income for years ended June 30, 2003, June 30, 2002, and June 30, 2001	F-6
Notes to Consolidated Financial Statements	F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A. CONTROLS AND PROCEDURES

As of June 30, 2003, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there was no reasonably apparent deficiency in the Company’s disclosure controls and procedures such that the controls and procedures should not be expected to operate effectively. The Company is not aware of any significant changes in the Company ‘s internal control over financial reporting or other factors that could significantly affect the Company’s internal control over financial reporting subsequent to the date of the most recent evaluation of the Company’s internal control over financial reporting by the Company.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed within 120 days from June 30, 2003, the end of the Company’s fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed within 120 days from June 30, 2003, the end of the Company’s fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed within 120 days from June 30, 2002, the end of the Company’s fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed within 120 days from June 30, 2003, the end of the Company’s fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the payments to our principal accountants and the services provided by our principal accounting firm set forth under the caption “Ratification of Appointment of Independent Auditors” in the Definitive Proxy Statement, relating to the Company’s 2003 Annual Meeting of Shareholders’, is incorporated by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements. The Financial Statements filed as part of this Report are listed separately in the Index to Financial Statements beginning on page F-1 of this Report.

(b)	Reports on Form 8-K. During the fourth quarter of the fiscal year 2003 the Company filed the following reports on Form 8-K: (1) on April 24, 2003 Items 7 and 9; (2) on April 25, 2003 Item 9, and (3) on May 12, 2003 an amended Current report on Form 8-K/A Item 7.

(c)	Exhibits. The following exhibits are included in this Report:

Exhibit No.		Exhibit Description

2.01	—	Asset Purchase Agreement dated January 22, 2003 by and between NetOctave, Inc. and CyberGuard Corporation(16)

3.01	—	Articles of Incorporation of the Company, as amended June 26, 1996(8)

3.02	—	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company (13)

3.03	—	Restated Bylaws of the Company(3)

4.01	—	Form of Common Stock Certificate(4)

4.02	—	Form of Stockholder Rights Plan(2)

10.01	—	Employee Stock Incentive Plan(6)

10.02	—	Amendment to Employee Stock Incentive Plan(7)

10.03	—	Amendment to Employee Stock Incentive Plan dated March 20, 1998(15)

10.04	—	Second Amended and Restated Employee Stock Option Plan dated September 4, 1998, as amended through October 16, 2001(14)

10.05	—	Forms of Stock Option Agreements(15)

10.06	—	Retirement Savings Plan, as amended and restated on July 1, 2002(5)

10.07	—	Employment Agreement Amendment dated October 1, 2001 between the Company and Scott Hammack(12)

10.08	—	Employment Agreement Amendment dated October 1, 2001 between the Company and Patrick Clawson(12)

10.09	—	Employment Agreement Amendment dated October 1, 2001 between the Company and Michael Matte(12)

10.10	—	Employment Agreement Amendment dated October 1, 2001 between the Company and Michael Wittig(12)

10.11	—	Employment Agreement Amendment dated October 1, 2001 between the Company and Adriana Kovalovska(12)

10.12	—	Employment Agreement dated April 18, 2001 between the Company and Adriana Kovalovska(9)

10.13	—	Employment Agreement dated September 30, 1998 between the Company and Michael Wittig(15)

10.14	—	Amendment to Employment Agreement between the Company and Mike Wittig, dated December 13, 2000(11)

10.15	—	Agreement between the Company and Scott J. Hammack, dated December 26, 2000(11)

10.16	—	Employment Agreement between the Company and Scott J. Hammack, dated January 2, 2001(11)

10.17	—	Agreement between the Company and Scott J. Hammack, dated January 17, 2001(11)

10.18	—	Employment Agreement between the Company and Patrick J. Clawson, dated January 18, 2001(11)

10.19	—	Employment Agreement dated February 13, 2001 between the Company and Michael Matte(10)

10.20	—	Loan Documents dated December 17, 1998 between the Company and Fernwood Partners, LLC(15)

10.21	—	Loan Agreements dated August 26, 1999, between (i) the Company and Fernwood Partners II, LLC; (ii) the Company and certain officers, directors and employees of the Company; and (iii) the Company and David R. Proctor(3)

10.22	—	Amendment No. 1 to Loan Agreement, dated December 29, 2000 between the Company and Fernwood Partners II, LLC(11)

10.23	—	Agreements dated January 24, 2001 relating to the conversion of promissory notes and exercise of warrants issued under (i) the Loan Agreement, as amended, between the Company and Fernwood Partners II, LLC, and (ii) the Loan Agreement between the Company and certain officers, directors and employees of the Company(11)

21.01	—	List of subsidiaries of the Company(9)

23.01	—	Consent of Grant Thornton LLP, Independent Certified Public Accountants

31.01	—	Certification by Scott Hammack, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-15.

31.02	—	Certification by Michael D. Matte, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-15.

32.01	—	Certification by Scott Hammack, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.02	—	Certification by Michael D. Matte, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)	This exhibit shall be treated as accompanying this Annual Report on Form 10-K and shall not be deemed as filed as part of this Report.
(2)	Incorporated herein by reference to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form 10, dated September 29, 1994, File No. 0-24544.
(3)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed on November 12, 1999.
(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3 dated May 23, 1996 (File No. 333-04407).
(5)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (Commission File Number 333-58262), filed on July 19, 2002.
(6)	Incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Commission File Number 33-88448) filed on January 13, 1995.
(7)	Incorporated herein by reference to Annex E of the Registrant’s Definitive Proxy Statement as filed on May 24, 1996.
(8)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 1996.
(9)	Incorporated herein by reference to the Company’s Annual Report on 10-K for fiscal year ended June 30, 2001.
(10)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2001.
(11)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2001.
(12)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed on February 5, 2002.
(13)	Incorporated herein by reference to the Company’s Annual Report on 10-K for fiscal year ended June 30, 2000.

(14)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (Commission File Number 333-73852), filed on November 21, 2001.
(15)	Incorporated herein by reference to the Company’s Annual Report on 10-K for fiscal year ended June 30, 1999.
(16)	Incorporated herein by reference from the Form 8-K dated March 4, 2003 and filed with the SEC on March 13, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 28, 2003	CYBERGUARD CORPORATION

	By:	/s/ SCOTT J. HAMMACK

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

SIGNATURE	TITLE	DATE
/s/ SCOTT J. HAMMACK Scott Hammack	Chairman and Chief Executive Officer (Principal Executive Officer)	August 28, 2003

/s/ MICHAEL D. MATTE Michael D. Matte	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	August 28, 2003

/s/ PATRICK CLAWSON Patrick Clawson	President (Principal Executive Officer)	August 28, 2003

/s/ DANIEL J. MOEN Daniel J. Moen	Director	August 28, 2003

/s/ DAVID L. MANNING David L. Manning	Director	August 28, 2003

/s/ WILLIAM G. SCOTT William G. Scott	Director	August 28, 2003

/s/ JOHN V. TIBERI, JR. John V. Tiberi, Jr.	Director	August 28, 2003

/s/ WILLIAM D. RUBIN William D. Rubin	Director	August 28, 2003

/s/ KENNETH C. JENNE, II Kenneth C. Jenne, II	Director	August 28, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders of

CyberGuard Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of CyberGuard Corporation and Subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As more fully described in Note 7 of the consolidated financial statements, subsequent to the issuance of the Company’s 2001 consolidated financial statements and our report thereon dated August 16, 2001 containing an unqualified opinion, management decided to restate the 2001 consolidated financial statements to reflect a revision in the accounting for a beneficial conversion feature for convertible debt issued in August 1999 and December 2000.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CyberGuard Corporation and Subsidiaries as of June 30, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for each of the three years in the period ended June 30, 2003. In our opinion, this Schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

Grant Thornton LLP

/s/ GRANT THORNTON LLP

Ft. Lauderdale, Florida

July 31, 2003

Report of Management

To our shareholders:

The management of CyberGuard Corporation is responsible for the preparation, integrity and objectivity of the consolidated financial statements and related financial information contained in CyberGuard’s Annual Report on Form 10-K. The consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and, in the judgment of management, present fairly and consistently the Company’s financial position and results of operations. The financial statement’s and other financial information in this report includes amounts that are based on management’s best estimates and judgments and give due consideration to materiality.

The Company maintains an effective system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements’ s in accordance with generally accepted accounting principles. The design, monitoring and revisions of the system of internal accounting controls involve, among other things, management’s judgment with respect to the relative cost and expected benefits of specific control measures.

The Audit Committee of the Board of Directors is responsible for recommending to the Board the independent certified public accounting firm to be retained each year. The Audit Committee meets periodically with the independent accountants and management to review their performance and confirm that they are properly discharging their responsibilities. The independent accountants have direct access to the Audit Committee to discuss the scope and results of their work, the adequacy of internal accounting controls and the quality of financial reporting.

/s/ SCOTT HAMMACK	/s/ MICHAEL MATTE
Scott Hammack Chief Executive Officer	Michael Matte Chief Financial Officer

August 28, 2003

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2003	June 30, 2002
ASSETS
Cash and cash equivalents	$12,095	$6,166
Restricted cash	379	44
Accounts receivable, less allowance for uncollectible accounts of $707 at June 30, 2003 and $109 at June 30, 2002	7,608	5,152
Inventory	359	442
Other current assets	967	801
Receivable from insurance company	6,500	—

Total current assets	27,908	12,605

Property and equipment at cost, less accumulated depreciation of $3,373 at June 30, 2003 and $2,335 at June 30, 2002	1,762	1,212
Capitalized software, less accumulated amortization of $1,988 at June 30, 2003 and $1,748 at June 30, 2002	158	219
Intangibles, less accumulated amortization of $304 at June 30, 2003	799	—
Other assets	283	94
Deferred tax asset, net	4,249	—

Total assets	$35,159	$14,130

LIABILITIES AND SHAREHOLDERS’ EQUITY
Note payable	—	140
Accounts payable	1,215	778
Deferred revenue	5,697	3,951
Litigation payable	10,400	—
Accrued expenses and other liabilities	3,176	2,305

Total liabilities	$20,488	$7,174

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock par value $0.01; authorized 5,000 shares; none issued	—	—
Common stock par value $0.01; authorized 50,000 shares; issued and outstanding 20,953 at June 30, 2003 and 19,100 at June 30, 2002	210	191
Additional paid-in capital	94,924	91,211
Accumulated deficit	(80,542)	(84,613)
Accumulated other comprehensive income	79	167

Total shareholders’ equity	14,671	6,956

Total liabilities and shareholders’ equity	$35,159	$14,130

The accompanying notes are an integral part of these consolidated financial statements.

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year Ended
	June 30, 2003	June 30, 2002	June 30, 2001
			As Restated
Revenues:
Products	$22,632	$15,215	$18,685
Services	10,348	7,125	5,721

Total revenues	32,980	22,340	24,406

Cost of revenues:
Products	5,884	5,143	5,690
Services	2,687	2,020	2,287

Total cost of revenues	8,571	7,163	7,977

Gross profit	24,409	15,177	16,429

Operating expenses:
Research and development	5,941	4,705	5,450
Selling, general and administrative	14,947	11,313	13,919
Class action settlement	3,900	—	—

Total operating expenses	24,788	16,018	19,369

Operating loss	(379)	(841)	(2,940)

Other income (expense)
Interest income/(expense), net	111	58	(830)
Loss on sale of assets	(33)	(18)	(106)
Other income (expense)	205	193	(90)

Total other income (expense)	283	233	(1,026)

Net loss before income tax and cumulative effect of change in accounting principle	(96)	(608)	(3,966)

Income tax benefit	4167	—	—

Net income (loss) before cumulative effect of change in accounting principle	4,071	(608)	(3,966)

Cumulative effect of change in accounting principle	—	—	(431)

Net income / (loss)	$4,071	$(608)	$(4,397)

Basic earnings / (loss) per common share:
Before cumulative effect of change in accounting principle	$0.21	$(0.03)	$(0.30)
Cumulative effect of change in accounting principle	$—	$—	$(0.03)
Basic earnings / (loss) per common share	$0.21	$(0.03)	$(0.33)

Weighted average number of common shares outstanding	19,856	18,779	13,188

Diluted earnings / (loss) per common share:
Before cumulative effect of change in accounting principle	$0.16	$(0.03)	$(0.30)
Cumulative effect of change in accounting principle	$—	$—	$(0.03)
Diluted earnings / (loss) per common share	$0.16	$(0.03)	$(0.33)

Weighted average number of common shares outstanding	24,893	18,779	13,188

The accompanying notes are an integral part of these consolidated financial statements.

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share data)

	Year Ended
	June 30, 2003	June 30, 2002	June 30, 2001
			As Restated
Cash flows from operating activities:
Net income/ (loss)	$4,071	$(608)	$(4,397)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation	1,048	817	670
Amortization	544	694	1,101
Loss on disposal of property & equipment	33	18	134
Interest expense related to convertible debt	—	—	613
Deferred tax benefit	(4,249)	—	—
Provision for uncollectible accounts receivable	598	73	(15)
Provision for inventory reserve	—	(68)	(5)
Compensation expense related to stock options	81	156	195
Non cash expense for company 401(k) match	362	259	—
Cumulative effect of change in accounting principle	—	—	431
Translation adjustment	(91)	(33)	89

Changes in assets and liabilities (excluding the effect of acquisition):
(Increase)/Decrease in restricted cash	(335)	736	20
(Increase) in accounts receivable	(3,053)	(1,078)	(517)
(Increase)/Decrease in other current assets	(122)	264	130
(Increase) in inventories	(439)	(113)	(130)
(Increase)/Decrease in other, net	(189)	(4)	74
Increase/(Decrease) in accounts payable	437	(189)	(457)
Increase/(Decrease) in accrued expenses and other liabilities	334	(65)	428
Increase/(Decrease) in deferred revenue	1,746	1,643	(604)
(Increase) in receivable from insurance company	(6,500)	—	—
Increase in litigation payable	10,400	—	—

Net cash provided by (used in) operating activities	4,676	2,503	(2,240)

Cash flows used in investing activities
Capitalized software costs	(179)	(172)	(360)
Purchase of property & equipment	(666)	(805)	(930)
Proceeds from the sale of property & equipment	—	2	—
Acquisition of certain assets of NetOctave	(300)

Net cash used in investing activities	(1,145)	(975)	(1,290)

Cash flows provided by (used in) financing activities:

Issuance of convertible debt	—	—	1,000
Retirement of convertible debt	—	(37)	—
Proceeds from exercise of warrants	—	—	4,804
Borrowings under notes payable	—	—	310
Repayment of notes payable	(140)	(16)	(413)
Net repayment under revolving line of credit	—	(763)	(1,203)
Proceeds from stock options exercised	2,442	523	532
Proceeds from private placement of common stock	—	—	500
Proceeds from issuance of common stock in stock purchase plan	96	160	274

Net cash provided by (used in) financing activities	2,398	(133)	5,804

Net increase (decrease) in cash	5,929	1,395	2,274
Cash and cash equivalents at beginning of period	6,166	4,771	2,497

Cash and cash equivalents at end of period	$12,095	$6,166	$4,771

Supplemental disclosure of cash flow information
Cash paid for interest	7	62	511

Cash paid for income taxes	112	—	—

Supplemental disclosure of non-cash information

In connection with the Netoctave acquisition as explaned in note 3, the Company issued 107 shares as part of the purchase consideration.

During fiscal years 2003 and 2002, the Company’s CEO, Scott Hammack, participated in a special option program which required the Company to record compensation expense of $59 in 2003 and $91 in 2002.

During fiscal year 2002, approximately $25 in convertible debt and interest on the debt was converted into approximately 25 shares of the Company’s common stock.

During fiscal year 2001, the expiration dates of approximately 141 options to purchase shares of the Company’s common stock were extended, which required the Company to record $141 in compensation expense. In addition, approximately 310 options to purchase shares of the Company’s common stock were issued at a below market price, which required the Company to record approximately $22 in compensation expense during fiscal year 2003, $65 in 2002 and $54 in fiscal year 2001.

During fiscal year 2001, the Company recorded $431 as a cumulative effect of a change in accounting principle associated with the recognition of the effective conversion price related to the convertible debt issued in August 1999.

During fiscal year 2001, approximately $5,892 in convertible debt and interest on the debt was converted into approximately 5,492 shares of the Company’s common stock.

During fiscal year 2001, the Company issued a $1,000 convertible debenture and issued 334 warrants valued at $40.

The accompanying notes are an integral part of these consolidated financial statements.

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME

(Amounts in thousands, except share data)

	Common Stock Shares	Common Stock Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance June 30, 2000, as restated	9,799,321	$98	$77,447	$(79,608)	$111	$(1,952)

Net loss, as restated				(4,397)		(4,397)
Translation adjustment					89	89
Issuance related to debt conversion			152			152
Adjustment for stock option activity			195			195
Cumulative change in accounting principle			431			431
Issuance of common stock related to debt conversion	5,506,905	55	5,791			5,846
Issuance of common stock related to exercise of warrants	2,402,000	24	4,780			4,804
Issuance of common stock related to the exercise of options	385,938	4	528			532
Issuance of common stock	334,408	3	772			775

Balance June 30, 2001	18,428,572	$184	$90,096	$(84,005)	$200	$6,475

Net loss				(608)		(608)
Translation adjustment					(33)	(33)
Adjustment for stock option activity			156			156
Issuance of common stock related to debt conversion	24,835	0	25			25
Issuance of common stock related to the exercise of options	418,400	4	519			523
Issuance of common stock	227,875	3	415			418

Balance June 30, 2002	19,099,682	191	91,211	(84,613)	167	6,956

Net income				4,071		4,071
Translation adjustment					(88)	(88)
Adjustment for stock option activity			81			82
Issuance of common stock related to NetOctave acquisition	107,419	1	749			750
Issuance of common stock related to the exercise of options	1,598,976	16	2,426			2,442
Issuance of common stock	146,428	2	456			458

Balance June 30, 2003	20,952,505	210	94,924	(80,542)	79	14,671

The accompanying notes are an integral part of these consolidated financial statements.

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(1) DESCRIPTION OF BUSINESS

CyberGuard Corporation (“CyberGuard” or the “Company”) is a leading provider of network security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communication (customers include Global 2000 companies, major financial institutions, and government agencies worldwide). The Company’s CyberGuard® appliance, which includes firewall and VPN (Virtual Private Network), provides a level of security, features and availability that the Company believes is not matched in the industry. Through a combination of proprietary and third party technology, the Company provides a full suite of products and services that are designed to protect the integrity of electronic data and customer applications from unauthorized individuals and digital thieves.

The appliance is sold to end-users directly and indirectly by direct sales and resellers worldwide in over thirty countries.

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

Cash Equivalents and Restricted Cash. The Company considers all investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Restricted cash is unavailable to the Company until certain contractual terms and conditions are met. At June 30, 2003, the Company has $455 of cash in a UK bank and an overdraft facility with a UK bank of $250.

Restricted cash as of June 30, 2003 consists of the following:

	2003	2002
Cash held on behalf of employees for purchase of company stock	$100	$33
Cash held on behalf of employees for flexible reimbursement plan	32	11
Certificate of deposit as collateral for a UK Customs and Excise bond	247	0

	$379	$44

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Inventories. Inventories consist primarily of component parts and computer hardware and are carried at the lower of cost, determined by the First-In-First-Out (“FIFO”) method, or market. We determine the lower of cost on market value based on assumptions of our future demand, based on projected product releases and market conditions. Variation in market trends, customer preferences, introduction of new products (replacing existing products) or technological advances could, however, significantly affect these estimates and result in additional inventory write-downs. Evaluation inventory older than six month old is transferred to fixed assets and depreciated over 12 months.

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

Property and Equipment. Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by the straight-line method using the estimated useful lives of the assets, which range from 2 to 5 years. Maintenance and repairs are charged to expense as incurred. Expenditures for renewals and improvement that significantly add to the useful life are capitalized. Upon sale, retirement or other disposition of these assets, the cost and the related accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is included in the consolidated statement of operations.

Long Lived Assets. Long lived assets are reviewed for potential impairment at such time when events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Any impairment loss would be recognized when the sum of the expected, undiscounted net cash flows is less than the carrying amount of the asset. If an asset is impaired, the asset is written down to its estimated fair value.

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

During fiscal year 2003, the Company capitalized software development costs of $179 and associated amortization of $240. During 2002, the Company capitalized software development costs of $172 and associated amortization of $694. During 2001, the Company capitalized software development costs of $360 and associated amortization of $761.

Revenue Recognition—Our revenue is derived from two primary sources:

(1)	Product revenue which includes revenue from the sale of our firewall/VPN appliance, and

(2)	Service revenue, which is primarily maintenance, provides for customer support.

Revenues from product sales are recognized only when a contract or agreement has been executed, delivery of the product has occurred, , the fee is fixed and determinable and we believe collection is probable. Product revenue is generally recognized on product shipment; this includes the transfer of both title and risk of loss, provided that no significant obligations remain. There is no product right of return available to the customer. We defer revenues on product sales for new value added resellers where we are unable to determine the ability of the reseller to honor a commitment to make fixed or determinable payment. Revenue will be deferred until the resellers demonstrate consistency of payment within terms and there are no instances where we have to take back the product because of non-payment for a three-month period. For the year ended June 30, 2003, the revenue

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

recognition for 8 resellers in North America, 1 reseller in Asia and 4 resellers in Europe, was changed from cash basis to accrual, based on a reasonable assurance of collectibility from evaluating their payment histories and no product returns. The impact of the reclassification did not have a material effect on revenue.

Service revenues consist primarily of the annual fee for maintenance (post-contract customer support) and maintenance renewals from our existing customers and are recognized ratably on a monthly basis over the service contract term. The post contract customer contract support provides our customers access to our worldwide support organization for technical support, unspecified product updates/enhancements on a when and if available basis and general security information. The updates are considered minor enhancements to the software that are not separately marketable or considered a competitive feature or major upgrade. All products and services are separately priced.

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

Advertising Expense. The Company expenses advertising and promotional costs as incurred. Advertising expense for the years ended June 30, 2003, 2002 and 2001 was $1,412, $872 and $1,475, respectively.

Income Taxes. The provision for income taxes and corresponding balance sheet accounts are determined in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. The Company provides a valuation allowance for that portion of deferred tax assets, which it cannot determine is more likely than not to be recognized due to the Company’s cumulative losses and the uncertainty as to future recoverability. The Company recorded an income tax benefit of $4,167 as of June 30, 2003, primarily as a result of the reversal of a portion of the deferred tax asset valuation allowance. The reversal of the allowance was made because the Company believes it is more likely than not that this portion of the deferred tax asset will be realized. The computation of our deferred tax asset and valuation allowance is based on taxable income we expect to earn over the next two years which will include the utilization of previously accumulated net operating tax losses. We will continue to evaluate each quarter the amount, if any, of additional reduction of the valuation allowance that should be made. This will be based on management’s estimate and conclusions regarding the ultimate realization of the deferred tax asset, including but not limited to, the company’s recent positive financial results as well as projected earnings over a two-year period. The impact of further reductions of the valuation allowance will be to record a tax benefit, which will increase net income in the period the determination is made.

The factors which we will consider in evaluating when, and if, it would be appropriate to reverse the entire valuation allowance would include: the sufficient passage of time in which we have achieved our projections and utilized the tax net operating loss carry forwards as planned, changes in the industry, our product life-cycle, profitability trends, and tax law changes.

Foreign Currency Translation. The Company’s foreign operations utilize the local foreign currency as the functional currency. The results of operations and cash flows for the foreign operations are translated at an average exchange rate for the period, and the assets and liabilities of the foreign operations are translated at the exchange rate at the end of the period. Translation adjustments are included in stockholders’ equity (deficit). Transaction gains or losses are included in determining net income / (loss) for the period and are recorded as

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

other income/expense. During fiscal year 2003, 2002, and 2001, the Company recognized a transaction gain of $173, a transaction gain of $203, and a transaction loss of $159, respectively.

Stock–Based Compensation. The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for the continued use of recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for those plans. The Company applies the recognition and measurement principles of APB 25 and related interpretations in accounting for stock based compensation. For the years ended June 30, 2003, 2002 and 2001 there was approximately $81, $156 and $195 of stock based compensation reflected in net income. Stock based compensation was the result of stock issued at prices below market value at the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future periods or of the value of all options currently outstanding.

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

The fair value method for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002, and 2001, respectively: risk-free interest rates were 2.94%, 5.31%, and 6.0%, an expected dividend yield of 0%, the volatility factors of the expected market price of the Company’s common stock were 94%, 105%, and 115%, and a weighted average expected life of the option of 3 years for each period.

	Year ended June 30,
	2003	2002	2001
			As restated
Net income / (loss), as reported	$4,071	$(608)	$(4,397)

Add: Stock-based employee compensation expense included in net income, net of related tax effects	81	156	195

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(2,928)	(2,506)	(2,560)

Pro forma net income / (loss)	$1,224	$(2,958)	$(6,762)

Earnings / (loss) per share:

Basic-as reported	$0.21	$(0.03)	$(0.33)
Basic-pro forma	$0.06	$(0.16)	$(0.51)

Diluted-as reported	$0.16	$(0.03)	$(0.33)
Diluted-pro forma	$0.05	$(0.16)	$(0.51)

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Net Income/(loss) Per Share. Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur, assuming stock options, warrants or other contracts to issue common stock were exercised, using the treasury stock method. When the effects of the outstanding stock options, warrants and/or convertible securities are anti-dilutive, they are not included in the calculation of diluted earnings/(loss) per share. The table below illustrates the components of earnings per share.

	Year Ended June 30,
	2003	2002	2001
			As restated
Net Income/(loss)	$4,071	($608)	($4,397)
Weighted average number of common shares outstanding	19,856	18,779	13,188

Dilutive effect of:
Employee stock options	3,634	—	—
Warrants	1,403	—	—
Weighted average number of common shares outstanding	24,893	18,779	13,188

Earnings/(loss) per share
Basic	0.21	(0.03)	(0.33)
Diluted	0.16	(0.03)	(0.33)

(3) ACQUISITION

During the third quarter, the Company acquired certain assets of NetOctave, Inc., which closed on March 4, 2003, pursuant to an Asset Purchase Agreement dated January 22, 2003. On January 22, 2003 the company leased space in North Carolina and hired the NetOctave employees and those expenses have been included in the Company’s consolidated financial statements. In addition, we recorded revenue for the sale of NetOctave product, purchased from NetOctave suppliers, and sold to third party customers. The net impact for the period January 23 through March 4, 2003 included in the Company’s financial statements was a charge of approximately $89.

The purchase consideration was approximately $1.5 million. The consideration consisted of (a) cash of $300, (b) a payment of up to $450 based upon a percentage of certain revenues during the next twelve months. The payment is payable quarterly (c) 107,419 shares of the Company’s common stock valued at $750, based upon the market value of the shares. NetOctave was granted certain registration rights for the common stock it received in the transaction. The purchase price was determined through arms-length negotiations between representatives of the Company and NetOctave.

NetOctave is a manufacturer of security processors and accelerator boards and cards for the secure sockets layer (“SSL”) and Internet protocol security (“IPSec”) markets. As a result of the acquisition, the Company will gain new technology, engineering talent and a customer base for the “SSL” and “IPSec” markets.

The following table summarizes the estimated fair values of the assets acquired. The acquisition was

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

accounted for using the purchase method of accounting, as required by Statement of Financial Accounting Standard No. 141, “Business Combinations.” Under this method of accounting, the Company allocated the purchase price to the fair value of the assets acquired, including identified intangible assets. The allocation was based on management’s estimates.

Current Assets	$203
Property and Equipment	282
Intangible Assets	1,103

Total Assets Acquired	$1,588

The intangible assets acquired have a useful life of approximately 18 months. The following values were assigned to intangible assets;(a) developed technology - $843 and (b) customer base - $260. During fiscal 2003, $304,000 was amortized to expense.

Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the acquisition of certain assets from one of the divisions of NetOctave, Inc. were as follows for the periods ended June 30, 2003 and June 30, 2002. The amounts are shown as if the acquisition had occurred at the beginning of each period presented:

	Year Ended June 30,
	2003	2002
Proforma revenues	$33,270	$22,440
Net Income / (Loss)	564	(9,984)
Earnings/(loss) per share-basic-proforma	$0.03	$(0.53)
Earnings/(loss) per share-diluted-proforma	$0.02	$(0.53)

Proforma results are not necessarily indicative of the results that would have occurred if the acquisition had actually been completed at the beginning of each period presented, nor are they necessarily indicative of future consolidated results

(4) PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2003	June 30, 2002
Property and equipment	$4,397	$3,126
Purchased software for internal use	697	387
Leasehold improvement	42	34

Subtotal	5,136	3,547

Less: accumulated depreciation	(3,374)	(2,335)

Property and equipment, net	$1,762	$1,212

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(5) ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consists of the following:

	June 30, 2003	June 30, 2002
Salaries, wages and other compensation	$1,910	$1,355
Other payables	1,266	950

	$3,176	$2,305

(6) NOTE PAYABLE

The Company had entered into an insurance premium financing agreement. At June 30, 2002 the total amount outstanding was $140 and the interest rate was 5.26%. There was no such agreement in place at June 30, 2003.

(7) CONVERTIBLE DEBENTURE

On December 17, 1998, the Company executed an agreement to issue $1,125 of Convertible Debt (“Debt”) with an investment company. The Debt was interest bearing at a rate of prime plus 2% and was payable quarterly. The Debt was convertible into 750,000 shares of common stock at a conversion price equal to $1.50 per share. The Debt was convertible, at the debt holders’ option, after February 1, 2000. In addition, the Company issued the debt holders warrants to purchase 500,000 shares of the Company’s common stock at $2.00 per share. The warrants were exercisable at any time before June 2001. The terms of the Debt agreement that permitted the conversion of the Debt to common stock at a discount to market, was considered a beneficial conversion feature. The beneficial conversion feature at the date of issuance of the Debt was recognized as interest expense over the shortest possible conversion period. The convertible debt was secured by a second lien on the Company’s assets and properties and was subordinated to the Company’s senior debt.

On August 26, 1999, the Company increased the convertible debt to approximately $4,300 including repaying the December 1998 issuance. This increased amount was principally with the same debt holders as the December 1998 transaction, with certain company officers, directors and employees also participating. The debt was interest bearing at a rate of 11.5% per annum with a maturity of June 30, 2002. Interest was payable quarterly, except for interest accruing from the date of issuance through July 1, 2000, which was added to the principal amount of the note. The number of shares of common stock into which the debt may be converted was equal to the principal amount of the note, plus the accrued interest, divided by the conversion price of $1.00 per share. In addition, the warrants from the December 17, 1998 transaction were cancelled, and the Company issued approximately 4,300,000 warrants to purchase the Company’s common stock at $2.00 per share that have a term of five years. The warrants were valued at $431 and this amount was recognized as interest expense over the debt maturity period. In fiscal 2002 certain debt holders, holding $25 in convertible debt, elected to convert the debt into 24,835 shares of common stock and holders of the remaining $38 convertible debt were repaid.

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

In April 2003, the company was notified by the SEC staff that the SEC staff would be reviewing the Registration Statement on Form S-3 filed by the company in April 2003. As part of that review, the SEC staff inquired about the calculation of a beneficial conversion feature for the convertible debt that was issued in August 1999 and December 2000. Subsequent to each transaction, the company retained a third party, national valuation firm to determine the fair value of the company’s common stock for the purposes of determining the existence and amount of any beneficial conversion feature. The Company had retained the valuation firm to determine fair value of the stock because the Company felt the “pink sheets” (where the company’s stock was trading) did not reflect an active market. The SEC staff in the course of its review of filings included by reference in the April 2003 S-3 has concluded that it will not accept for this purpose reliance on the valuations performed by the national valuation firm and has required the company to recalculate the beneficial conversion features based upon the quoted ”pink sheet” trading prices as of the day of each transaction. As result of the revised beneficial conversion feature calculation, the Company has recorded additional interest expense in fiscal 2001 and 2000 in the amounts of $79 and $2,157, respectively with a corresponding increase in Additional Paid in Capital. In addition, the charge for the cumulative effect of the change in accounting principle in the fiscal year 2001 has increased by $302 to $431 with a corresponding increase to Additional Paid in Capital. The restatement had no net effect on shareholders’ equity, cash or the amount of the Company’s operating losses.

On January 24, 2001, approximately $5,700 of convertible debt and the interest accrued on that debt was converted into approximately 5,300,000 shares of common stock at prices between $1.00 and $1.51 per share, by the investment company, current directors and certain former officers. Approximately $130 of the debt discount related to the warrants associated with this debt conversion was amortized into interest expense.

During January 2001, warrants for the purchase of approximately 2,400,000 shares of the Company’s common stock was exercised at $2.00 per share for a total of approximately $4,800 in cash. The debt discount related to the warrants decreased by $127 as a result of this exercise. On May 31, 2001, approximately $192 of convertible debt and the interest accrued on that debt was converted into approximately 192,000 shares of common stock at $1.00 per share. Approximately $7 of the debt discount related to the warrants associated with this debt conversion was amortized into interest expense.

The number of warrants outstanding on the convertible debt as of June 30, 2003 and June 30, 2002 was 2,255,361 and are exercisable at prices ranging from $2.00 to $2.50, and expire in August 2004. The unamortized debt discount related to the warrants as of June 30, 2002 and 2001 was $0. During 2003 and 2002, $0 and $2 of the debt discount related to the warrants was amortized to interest expense. As of June 30, 2002 all convertible debt has either been repaid or converted into common stock of the Company.

(8) INCOME TAXES

Significant components of the provision for income taxes / (benefit) are as follows:

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

June 30, 2003
Current:
Federal	$76
State	6

82
Deferred:
Federal and State	(4,249)

($4,249)

Total income tax (benefit)	($4,167)

There was no provision for income taxes at June 30, 2002 and 2001 due to the Company’s net operating losses.

The significant components of the Company’s net deferred income tax assets (liabilities) are as follows:

Deferred tax assets

	June 30, 2003	June 30, 2002	June 30, 2001
Accrued expenses	$496	$443	$339
Depreciation and amortization	561	545	313
Net operating loss carry forwards	24,965	25,029	24,210
Capital loss carry forwards	158	2,855	2,024
AMT credit carry forward	76	—	—
Other deferred tax assets	163	39	517
Settlement charges	1,332	—	—
Less: Valuation allowance	(23,502)	(28,911)	(27,403)

	4,249	—	—

The valuation allowance for deferred tax assets was $23,502 and $28,911 as of June 30, 2003 and June 30, 2002, respectively. During fiscal year 2003, the Company recorded an income tax benefit of $4,167 primarily as a result of the reversal of a portion of the deferred tax asset valuation allowance. The reversal of the allowance was made because the Company believes it is more likely than not that this portion of the deferred tax asset will be realized. The computation of the deferred tax asset and valuation allowance is based on taxable income the Company expects to earn over the next two years which will include the utilization of previously accumulated net operating tax losses. The Company will continue to evaluate each quarter the amount, if any, of additional reduction of the valuation allowance that should be made. This will be based upon management’s estimate and conclusions regarding the ultimate realization of the deferred tax asset, including but not limited to, the Company’s recent positive financial results as well as projected earnings.

As of June 30, 2003, the Company had U.S. net operating loss carryforwards for federal income tax purposes of approximately $64,011. The Company’s net operating loss carry forwards begin to expire in 2010. Under the Tax Reform Act of 1986, the amounts of, and the benefits from, net operating loss carryforwards may be impaired or limited due to a change of ownership control as defined by the Internal Revenue Code. The Company also has U.S. net capital loss carry forwards of approximately $427. The Company may utilize the U.S. capital loss carry forwards only to the extent it generates future capital gains. As of June 30, 2003 the Company had U.K. net operating loss carry forwards of approximately $3,462, which do not expire under U.K. tax laws.

A reconciliation of the effective income tax benefit rate and the statutory United States income tax rate follows:

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

	Years ending
	June 30, 2003	June 30, 2002	June 30, 2001
	%	%	%
Income taxes at statutory rates	(34.00)	(34.00)	(34.00)
State and local taxes, net of benefit	(3.00)	(3.00)	(3.00)
Foreign operating results with no benefit provided	(518.21)	(123.76)	11.65
Deferred compensation	(796.74)	(51.36)	0.00
Interest on convertible debt	2.67	0.42	6.19
Permanent differences, net	37.61	(37.97)	(24.14)
Change in valuation allowance	5652.30	249.67	43.30

	4340.63%	0.00%	0.00%

(9) SHAREHOLDERS’ EQUITY

Common Stock—The Company has authorized 50,000,000 shares of CyberGuard common stock, each share having a par value of $0.01 per share.

Preferred Stock –The Company has authorized 5,000,000 shares of CyberGuard preferred stock, each share having a par value of $0.01 per share. No preferred shares are outstanding.

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

Both plans permit the issuance of stock options; stock appreciation rights, performance awards, restricted stock and/or other stock based awards to directors and salaried employees. The option price shall be determined by the Board of Directors effective on the Grant Date unless approved by the Board of Directors. The option price shall not be less than 100% of the Fair Market Value of a share of common stock on the Grant Date. If Incentive Stock Options are granted to a participant who on the Grant Date is a ten-percent holder, such price shall not be less than one hundred and ten percent of the Fair Market Value of a share of common stock on the Grant Date. Vesting of these options occurs based on years of service. Generally it begins at 33% after one year, 66% after

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

two years, and 100% after the third year of service. All options become immediately exercisable upon the occurrence of a Change in Control of the Company.

During October 2001, certain officers and employees elected to participate in a special stock option program offered by the Company through a Stock Option Plan. Officers could elect a base salary reduction ranging from 10.01% to 100% and employees could elect a base salary reduction ranging from .01% to 100%. This base salary reduction entitled them to receive a specified number of stock options, as defined in the program agreement, to purchase shares of the Company’s common stock at the then current market price of $1.30 per share. Approximately 1,751,000 stock options, with a one-year vesting period that will expire in 10 years from the grant date were issued related to this program. The Company’s CEO participated in this special option program where he elected to accept options in lieu of salary for a twelve months period. The company was required to record compensation expense of $59 and $91 during the year ended June 30, 2003 and 2002 respectively. This amount is included in the modification of stock option balance on the Consolidated Statements of Changes in Shareholders’ Equity.

Information relating to the Company’s stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price
Options at July 1, 2000	2,977,000	$2.70
Granted	1,929,000	$1.98
Exercised	(386,000)	$1.38
Forfeited	(654,000)	$4.66

Shares under option at June 30, 2001	3,866,000	$2.20
Option shares exercisable at June 30, 2001	1,993,000	$1.83

Options at June 30, 2001	3,866,000	$2.20
Granted	2,025,000	$1.47
Exercised	(418,000)	$1.25
Forfeited	(330,000)	$2.77

Shares under option at June 30, 2002	5,143,000	$1.91
Option shares exercisable at June 30, 2002	3,327,000	$1.84

Options at July 1, 2002	5,143,000	$1.91
Granted	2,211,000	$3.14
Exercised	(1,617,000)	$1.53
Forfeited	(302,000)	$2.73

Shares under option at June 30, 2003	5,435,000	$2.46
Option shares exercisable at June 30, 2003	3,157,000	$2.16

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following information applies to options outstanding as of June 30, 2003:

	Options Outstanding		Options Exercisable
Actual Range of Exercise Prices Increment	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.00-1.50	2,135,000	6.2	$1.36	1,937,000	$1.34
$1.51-2.15	621,000	2.7	$1.59	391,000	$1.57
$2.30-3.40	1,817,000	4.2	$2.56	326,000	$2.71
$3.60-5.30	373,000	4.2	$4.02	220,000	$4.02
$5.56-7.64	489,000	6.4	$6.77	283,000	$6.52

$1.00-7.64	5,435,000	5.0	$2.46	3,157,000	$2.16

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

Lease Commitments. Rent expense was approximately $709 for the year ended June 30, 2003, $643 for the year ended June 30, 2002, and approximately $631 for the year ended June 30, 2001.

Total future minimum rental commitments under non-cancelable operating leases, primarily for buildings and equipment, for the years following June 30, 2003 are as follows:

YEAR	AMOUNT
2004	$636
2005	$110
2006	$11

Total	$757

On August 24, 1998, the Company announced, among other things, that due to a review of its revenue recognition practices relating to distributors and resellers, it would restate prior financial results. After the August 24, 1998 announcement, twenty-five purported class action lawsuits were filed by alleged shareholders against the Company and certain former officers and directors. Pursuant to an order issued by the Court, these actions have been consolidated into one action, styled Stephen Cheney, et al. v. CyberGuard Corporation, et al., Case No. 98-6879-CIV-Gold, in the United States District Court, Southern District of Florida. On August 23, 1999, the plaintiffs filed a Consolidated and Amended Class Action Complaint. This action seeks damages purportedly on behalf of all persons who purchased or otherwise acquired the Company’s common stock during various periods from November 7, 1996 through August 24, 1998. The complaint alleges, among other things, that as a result of accounting irregularities relating to the Company’s revenue recognition policies, the Company’s previously issued financial statements were materially false and misleading and that the defendants knowingly or recklessly published these financial statements which caused the Company’s common stock prices to rise artificially. The action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and SEC Rule 10b-5 promulgated there under and Section 20(a) of the Exchange Act. Subsequently, the defendants, including the Company, filed their respective motions to dismiss the Consolidated and Amended Class Action Complaint. On July 31, 2000, the Court issued a ruling denying the Company’s and Robert L. Carberry’s (the Company’s CEO from June 1996 through August 1998) motions to dismiss. The court granted the motions to dismiss with prejudice for defendants William D. Murray (the Company’s CFO from November 1997 through August 1998), Patrick O. Wheeler (the Company’s CFO from April 1996 through October 1997), C. Shelton James (the Company’s former Audit Committee Chairman), and KPMG Peat Marwick LLP (“KPMG”). On August 14, 2000, the plaintiffs filed a motion for reconsideration of that order. The Company filed an answer to the plaintiffs’ Consolidated and Amended Class Action Complaint on August 24, 2000. On March 20, 2001, the Court ruled on the plaintiffs’ motion for reconsideration that the previously dismissed defendants William D. Murray, Patrick O. Wheeler and C. Shelton James should not have been dismissed from the action and shall be defendants in this action under the control person liability claims under Section 20(a) of the Exchange Act, and that the plaintiffs may amend the Consolidated and Amended Class Action Complaint to bring claims against C. Shelton James under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated there under. On April 5, 2001, the plaintiffs filed their Second Consolidated and Amended Class Action Complaint to include amended claims against C. Shelton James. On May 10, 2001, the Company filed an answer and affirmative defenses to plaintiffs’ Second Consolidated and Amended Class Action Complaint. On August 14, 2002, the Court granted the plaintiffs’ Motion for Class Certification and certified the class to include all investors who acquired the Company’s common stock between November 7, 1996 and August 24, 1998 and were

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

damaged by the purchase of such stock. The trial is scheduled for March 2004.

In June 2003, the company received an offer to settle the outstanding class action lawsuit for $10,000. After consulting with the company’s insurer, the company accepted the offer to settle. $6,500 of the settlement amount will be proceeds from the company’s insurance policy and the company will pay the balance. The company will pay $500 in cash and have the following options for the payment of the balance of the settlement: (1) $3,000 in cash; (2) 468,750 shares of CyberGuard’s common stock or (3) 312, 500 shares of CyberGuard ‘s common stock and warrant to purchase shares of CyberGuard common stock with a net present value (as of May 30, 2003) of $1,000. The results of operations for the year ended June 30, 2003 include a charge of $3,900, representing the settlement discussed above and the legal fees incurred through June 30, 2003. The company has recorded a receivable at June 30, 2003 for $6,500, which is the amount the insurance company has agreed to pay. The company received the payment from the insurance company in July and placed the cash in escrow pending approval of the settlement by the court. The terms of the settlement are subject to approval by the court, and there can be no assurance that the court will approve this proposed settlement of the lawsuit.

If the court does not approve the settlement, there can be no assurance that the Company will ultimately be successful in defending the lawsuit, or that if the Company is unsuccessful, that there will be sufficient insurance coverage to cover any expense of the lawsuit and/or any judgment rendered against the Company. The Company’s obligation to indemnify its officers and directors under the aforementioned lawsuit is insured to the extent of the limits of the applicable insurance policies. The Company has initially notified its insurance carrier of the existence of the lawsuit, and the carrier has sent the Company a reservation of rights letter. If the settlement is not approved by the court, the Company intends to vigorously defend this action, and believes that in the event that it is unsuccessful, insurance coverage will be available to defray a portion, or substantially all, of the expense of defending and settling the lawsuit or paying a judgment. However, the Company is unable to predict the ultimate outcome of the litigation. In the event the court does not approve the settlement and the action goes to court, there can be no assurance that the Company will be successful in defending the lawsuit or, if unsuccessful, that insurance will be available to pay all or any portion of the expense of the lawsuit. If the Company is unsuccessful in defending the lawsuit and the insurance coverage is unavailable or insufficient, the resolution of the lawsuit could have a material adverse effect on the Company’s consolidated financial position, results of operations, and cash flows. The Company’s consolidated financial statements do not include any adjustments assuming the court does not approve the settlement.

On November 14, 2002, the Company filed a lawsuit against Data Return Corporation in the United States District Court of the Northern District of Texas, alleging breach of contract, and seeking, among other remedies, damages of approximately $4 million. On December 9, 2002, Data Return Corporation filed an answer and affirmative defenses, and also counterclaims against the Company, alleging breach of contract, breach of warranty, fraud, negligent misrepresentation and deceptive trade practices, and seeking unspecified damages. On December 30, 2002, CyberGuard filed its answer and affirmative defenses to the counterclaim and a motion to dismiss the fraud, negligent misrepresentation and deceptive trade practices counterclaims. In February 2003, the Company has learned that Data Return Corporation filed for bankruptcy protection under Chapter 11 in the United States Bankruptcy Court, District of Massachusetts. At this time, it is impossible to determine whether the Company will be able to recover any amounts from Data Return Corporation even if the Company is successful in pursuing its claims.

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

The Company does not require collateral or other security on its trade receivables. During 2003, no customer represented more than 10% of consolidated revenues. During 2002, one customer represented 11% of

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

consolidated revenues. This customer represented 3% of consolidated revenues in 2003. During 2001, one customer represented 16% and one distributor represented 12% of consolidated revenues. During 2003, 2002 and 2001, one supplier who is our hardware manufacturer and assembly provider, represented 25%, 21% and 20% respectively of consolidated purchases. At June 30, 2003, 2002 and 2001, this supplier represented 44%, 39% and 43% respectively of consolidated accounts payable.

(12) EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Savings Plan (“the Plan”) which covers the eligible employees of the Company. An employee is eligible to participate in the Plan on the date of hire. The amount of profit-sharing contributions made by the Company into the Plan is discretionary. Each participant may contribute up to 19% of compensation into the Plan. The Company makes a matching contribution on behalf of each participant for the first 6% of their individual contribution. These contributions are currently made in the form of common stock of the Company. Participants’ profit sharing and matching contribution vests over a three-year period. For the years ended June 30, 2003, 2002, and 2001, the Company recorded compensation expense of $408, 259, and $222 respectively, for the Company matches to the Plan.

The Company has an Employee Stock Purchase Plan (“ESPP”), which covers the eligible employees of the Company. The ESPP allows an employee to purchase common stock of the Company at a 15% discount on the lower of the beginning or ending offering date. An employee is eligible to participate in the ESPP beginning on the offering date (defined as January 1 and July 1) following their hire date. Each participant may contribute the lesser of 10% of eligible compensation or $25,000 per calendar year. During 2003 and 2002, 51,000 and 114,000 shares respectively, were issued in connection with this plan.

(13) GEOGRAPHIC INFORMATION

A summary of the Company’s revenues* by geographic area is summarized below:

	YEAR ENDED JUNE 30,
	2003	2002	2001
North America	$16,406	$9,339	$12,080
Europe (EMEA)	10,469	7,761	8,553
Asia / Latin America	6,105	5,240	3,773

	$32,980	$22,340	$24,406

*Revenues are attributed to countries based on location of customer.

A summary of the Company’s long-lived assets is summarized below:

	YEAR ENDED JUNE 30,
	2003	2002	2001
United States	$1,626	$1,121	$1,190
Europe	136	91	54
Asia	—	—	—

	$1,762	$1,212	$1,244

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(14) NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends FASB SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and to require prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosures about those effects in interim financial information. We currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS No. 123. We currently intend to continue to account for our stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and will adopt the additional disclosure provisions of SFAS No. 148.

In November 2002, the FASB issued Interpretation 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. For a guarantee subject to FIN 45, a guarantor is required to:

•	measure and recognize the fair value of the guarantee at inception (for many guarantees, fair value will be determined using a present value method); and

•	provide new disclosures regarding the nature of any guarantees, the maximum potential amount of future guarantee payments, the current carrying amount of the guarantee liability, and the nature of any recourse provisions or assets held as collateral that could be liquidated and allow the guarantor to recover all or a portion of its payments in the event guarantee payments are required.

FIN 45 is effective for financial statements for fiscal years ending after December 15, 2002. We are currently in compliance with the provisions of the new pronouncement.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At June 30, 2003 we were not a party to transactions contemplated under FIN 46.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, Revenue Arrangements with Multiple Deliverables. The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables is not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes.

In November 2002 the Emerging Issues Task Force reached a consensus opinion on EITF 02-16, Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor. EITF 02-16 requires that cash payments, credits, or equity instruments received, as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002. At June 30, 2003, we were not a party to transactions contemplated by EITF 02-16.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In general, the SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial condition or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments:

•	mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets;

•	instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; includes put options and forward purchase contracts; and

•	obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares.

SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have not yet completed our analysis of SFAS No. 150; however, we believe that we are currently substantially in compliance with the requirements of SFAS No. 150.

(15) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected unaudited quarterly results for the fiscal year ended June 30, 2003 and 2002 were as follows:

Fiscal Year 2003

	Total	Jun 30, 2003 (1)	Mar 31, 2003	Dec 31, 2002	Sep 30, 2002
Revenues	$32,980	$9,004	$8,643	$8,233	$7,100

Gross profit	24,409	6,591	6,532	6,028	5,258

Operating (loss) / income	(379)	(3,671)	973	1,364	955

Net (loss) / income	$4,071	($3,516)	$5,148	$1,508	$931

Basic (loss) / income per share	$0.21	($0.17)	$0.26	$0.08	$0.05

Diluted (loss) / income per share	$0.16	($0.17)	$0.20	$0.06	$0.04

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Fiscal Year 2002

	Total	Jun 30, 2002	Mar 31, 2002	Dec 31, 2001	Sep 30, 2001
Revenues	$22,340	$5,720	$6,291	$5,753	$4,576
Gross profit	15,177	3,809	4,230	3,946	3,192
Operating (loss) / income	(841)	(131)	85	141	(936)

Net (loss) / income	$(608)	$109	$81	$110	$(908)

Basic and diluted (loss) / income per share	$(0.03)	$0.00	$0.00	$0.01	$(0.05)

(1)	The quarter ended June 30,2003 includes a $3.9 million class action settlement charge as explained in note 16.

(16) SUBSEQUENT EVENTS

In June 2003, the company received an offer to settle an outstanding class action lawsuit for $10,000,000. After consulting with our insurer, we accepted the offer. A total of $6.5 million of the settlement amount will be funded by proceeds from our insurance policy and has been included as a receivable as of June 30, 2003. On July 18, 2003 the company received the funds from the insurance company and subsequently forwarded these funds to the escrow agent on July 31, 2003. The results of operations for the fiscal year ended June 30, 2003 included a charge of $3.9 million representing our portion of the settlement and the associated legal fees incurred through June 30, 2003. The terms of the settlement are subject to approval by the court, and there can be no assurance that the court will approve this proposed settlement.

SCHEDULE II

CyberGuard Corporation

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended June 30, 2003
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$109	$598	$—	$—	$707
Deferred tax valuation allowance	$28,911	$—	$—	$(5,409)	$23,502

Year ended June 30, 2002
Reserve deducted from assets to which they apply:
Allowance for doubtful accounts	$36	$97	$—	$(24)	$109
Deferred tax valuation allowance	$27,403	$—	$1,508	$—	$28,911

Year ended June 30, 2001
Reserve deducted from assets to which they apply:
Allowance for doubtful accounts	$52	$10	$—	$(26)	$36
Deferred tax valuation allowance	$25,342	$—	$2,061	$—	$27,403

S-1

EXHIBIT INDEX

Exhibit No.		Description
23.01	—	Consent of Grant Thornton LLP, Independent Certified Public Accountants

31.01	—	Certification by Scott Hammack, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-15.

31.02	—	Certification by Michael D. Matte, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-15.

32.01	—	Certification by Scott Hammack, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.02	—	Certification by Michael D. Matte, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)