Form 10-K/A
period 2003-06-30
CYBERGUARD CORP
filed 2003-10-23
CIK 927133

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

We were incorporated in 1994 in connection with a spin-off from Harris Corporation. At that time, we produced computers for the real-time computing market as well as our firewall for the secure computing market. We changed our name from Harris Computer Systems Corporation in June 1996 following the sale of our real-time computer business. The Company has two subsidiaries, CyberGuard Europe Ltd. and CYBG Consultant, Inc. CyberGuard Europe Ltd. serves as our United Kingdom Sales and marketing office and Europe, Middle East and Africa distribution point. CYBG Consultant, Inc. is a dormant company and is in the process of being dissolved.

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

Further penetrate and expand our existing customer base. We intend to leverage our technology, both product and customer service to continue to drive sales to new customers and to further penetrate our existing customers. We have an established customer base of Global 2000 companies and government entities worldwide in which we have developed strong relationships. We intend to generate incremental sales from these relationships by penetrating areas within our existing customers that are not currently using our security solutions. Additionally, we intend to broaden our customer base through the expansion of our sales force and continued enhancement of our channel distribution network.

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

Strategic Relationships

We have strategic alliances with third parties for assistance in the development of certain components of our products. Some of these strategic alliances relate to our encryption, token authentication and virus detection products. We seek such alliances to continue efforts to develop additional products or enhancements to our existing products. We rely heavily on our strategic partners to resell products in the United States, Asia, the United Kingdom, Europe, the Middle East and Latin America.

We have entered into several strategic alliances to offer and sell our products within and outside the United States. Some of these strategic alliances relate to the Company’s encryption, token authentication, intrusion detection and virus detection products. The Company relies on third parties for assistance in the development of certain of the Company’s products under development. The Company seeks such alliances to continue efforts to develop additional products or enhancements to the Company’s existing products.

We outsource all of its hardware manufacturing and assembly, primarily to one third-party manufacturer and assembly house, Omni Tech Corporation, and we do not have a long term manufacturing contract with this company. We have only recently established arrangements with an alternative manufacturer and assembly house and we may not be able to meet the demands for our products if we were to lose our relationship with our primary manufacturer and assembly house. Our operations could be disrupted for an extended period of time if we have to switch to a replacement vendor. A prolonged interruption in our hardware supply could result in a loss of customer orders and revenue and diminish the reputation of our brands.

There can be no assurance that we will be able to enter into future collaborative arrangements on favorable terms, or at all. Even if we are successful in entering into such collaborative agreements, there can be no assurance that any such arrangement will be successful. The success of any such arrangement is dependent on, among other things, the skills, experience and efforts of the third party’s employees responsible for the project, the third party’s commitment to the arrangement, and the financial condition of the third party, all of which are beyond our control.

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

CyberGuard believes that the principal competitive factors affecting the market for computer and network security products include the product’s level of security, performance and reliability, technical features including interoperability and functionality, ease of use, capabilities, customer service and support, integration of products, manageability of products, brand name recognition, Company reputation, distribution channels and lower total cost of ownership. Based on its understanding of the features of the products and services offered by CyberGuard’s competitors, the Company believes that its products currently compete favorably with respect to most of those factors. Based on its experience and understanding of the existing network security market, CyberGuard believes that potential purchasers of its security products who do not differentiate between the level of security provided by competing security products are as likely to base their purchasing decisions on price, ease of use, or other considerations as they are to base such decisions on the level of security provided. In circumstances where a potential purchaser’s primary concern is the level of security provided by products being considered, the Company believes that its products compete favorably

CyberGuard is the only firewall provider to be enrolled in an ongoing assurance maintenance program which is a process under common criteria, of ongoing evaluation to ensure that upgrades and enhancements to the originally certified technology retain their certification. It is customary for vendors to periodically release “patches,” when a change is made to the product. When a change is made, the product is no longer the same as the original product that was certified. Without the ongoing evaluation that enrollment in assurance maintenance guarantees, a product that has been “patched” or changed in any way loses its original certification.

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

Geographic Information

The information set forth in the Financial Statements included in this Report on Form 10-K regarding revenue, total assets, and Note 13 – Geographic Information, is hereby incorporated by reference into this Part I, Item 1.

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

	Fiscal year ended June 30,
	2003	2002	2001	2000	1999
			As Restated*	As Restated*
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$32,980	$22,340	$24,406	$18,859	$13,873
Cost of revenues:	8,571	7,163	7,977	6,204	5,313

Gross profit	24,409	15,177	16,429	12,655	8,560

Operating expenses
Research and development	5,941	4,705	5,450	2,969	3,664
Selling, general and administrative	14,947	11,313	13,919	9,504	14,724
Class action settlement	3,900	—	—	—	—

Total operating expenses	24,788	16,018	19,369	12,473	18,388

Operating income (loss)	(379)	(841)	(2,940)	182	(9,828)

Other income (expense):
Interest income (expense), net	111	58	(830)	(3,223)	(186)
Gain (loss) on sale of assets	(33)	(18)	(106)	—	1,858
Other income (expense)	205	193	(90)	(92)	41

Total other income (expense)	283	233	(1,026)	(3,315)	1,713

Loss before income taxes and cumulative effect of change in accounting principle	(96)	(608)	(3,966)	(3,133)	(8,115)

Income tax benefit	4167	—	—	—	—

Net Income ( loss) before cumulative effect of change in accounting principle	4071	(608)	(3,966)	(3,133)	(8,115)
Cumulative effect of change in accounting principle	—	—	(431)	—	—

Net income (loss)	4,071	(608)	(4,397)	(3,133)	(8,115)

Diluted income (loss) per share	$0.16	$(0.03)	$(0.33)	$(0.34)	$(0.90)

Balance Sheet Data:
Current assets	$27,908	$12,605	$11,024	$8,325	$6,428
Total assets	35,159	14,130	13,099	10,996	8,277
Long term obligations	—	—	—	5,095	885
Shareholders’ equity	14,671	6,956	6,474	(1,952)	(2,685)
*	In August 1999 and December 2000, the company executed an agreement to issue convertible debt to an investment company. The company originally determined no beneficial conversion feature existed for the convertible debt based on the fair value of the company’s common stock as determined by a National valuation firm. The company subsequently reevaluated the beneficial conversion feature using the market price of the company’s common stock as reflected in the “pink sheets” on the closing date of each transaction. As a result of the revised beneficial conversion feature calculation, the Company has recorded additional interest expense in fiscal 2001 and 2000 in the amounts of $79 and $2,157, respectively with a corresponding increase in Additional Paid in Capital. In addition, the charge for the cumulative effect of the change in accounting principle in the fiscal year 2001 has increased by $302 to $431 with a corresponding increase to Additional Paid in Capital. The restatement did not affect cash or the amount of the Company’s operating losses.

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

The increase in total revenues was driven by increased demands for our products due to an increased focus on security by government and commercial enterprises and increased awareness of our product brand. The increase in both product and service revenue is a direct result of the number of units sold and not from price increases. Prices have remained reasonably consistent for the past 3 years.

We categorize our revenues into three geographic regions: North America; EMEA; and APAC. Revenues in North America, EMEA and APAC as a percentage of total revenues were approximately 50%, 32% and 18%, respectively, in fiscal year 2003 and 42%, 35% and 23%, respectively, in fiscal year 2002. All regions experienced increased sales in fiscal year 2003 compared to fiscal year 2002. Our total international revenues, which are revenues for customers outside North America, represented approximately 50% of the total revenues in fiscal year 2003 and 58% of total revenues in fiscal year 2002. The increase in North American sales for fiscal year 2003 is attributable to the increase in U.S. Government business. This is the result of the new government division established in fiscal 2003. The increase in North American revenues contributed to the over all reduction in international sales as a percentage of total sales

No single customer or reseller accounted for more than 10% of our total revenue in fiscal year 2003. During 2002, one customer represented 11% of consolidated revenues. This customer represented 3% of consolidated revenues in 2003.

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

Cost of revenues and gross profit. Total cost of revenues, which includes products and services costs, increased from $7.2 million in fiscal year 2002 to $8.6 million in fiscal year 2003, or 20%. The increase was primarily due to the increased product sales and services revenues for fiscal year 2003. Total gross profit was 74% for fiscal year 2003 and 68% for fiscal year 2002. Gross profit is affected by a variety of factors including competition, the mix in average selling prices of products we currently offer, new product introduction and enhancements, fluctuation in manufacturing volumes and incremental cost of supporting the increased installed customer base. Gross profit for products was $16.7 million, or 74%, for fiscal year 2003 as compared to $10.1 million, or 66%, for fiscal year 2002. The increase in product related gross profit was the result of lower cost of hardware. The lower cost was due to technology advancements resulting in lower technology costs, additional volume discounts and competitive market conditions for hardware. Gross profit for services was $7.7 million, or 74%, for fiscal year 2003 as compared to $5.1 million, or 72%, for fiscal year 2002. The increase in service related gross profit was a result of the increased installed customer base during fiscal year 2003 and strict cost controls for all service related costs.

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

Selling, general and administrative expenses. Selling, general and administrative expenses include salaries, commissions, human resources, finance, administrative support functions, and legal and accounting professional services. Selling general and administrative expenses increased by $3.6 million or 32% to $14.9 million for fiscal year 2003 from $11.3 million for fiscal year 2002. The increase is due to an increase of approximately $2.7 million of labor related expenses, including increases in bonuses, commissions and $525,000 for bad debt expense. During Fiscal year 2003 the company’s provision for bad debt expense increased to $598,000 from $97,000 in fiscal 2002. The increase in the bad debt expense was the result of two customers in the EMEA region which were fully reserved due to non-payment. These two customers represented approximately 75% of the bad debt expense for fiscal 2003. This also had a significant impact on the increase in the allowance for doubtful accounts as of June 30 2003. In addition to the two accounts above, the general reserve increased as a result of the overall increase in accounts receivables. There have been no significant changes in our collection policies or payment terms during fiscal 2003. We also recorded amortization expense of $305,000 related to the NetOctave, Inc. acquisition as well as $122,000 of additional depreciation expense for assets acquired in that transaction. As a percentage of total revenue, selling, general and administrative expenses decreased to 45% for fiscal year 2003 compared to 51% for fiscal year 2002.

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

Revenues in North America, EMEA and APAC as a percentage of total revenues were approximately 42%, 35% and 23%, respectively, in fiscal year 2002 and 49%, 35%, respectively, and 16% in fiscal year 2001. Our total international revenues, which are revenues for customers outside North America, represented approximately 58% of the total revenues in fiscal year 2002 and 51% of total revenues in fiscal year 2001. The decline in revenues for North America in Fiscal 2002 vs. Fiscal 2001 was due to an increase in sales in the APAC region while fiscal 2002 revenues for North America was impacted by the events of September 11, 2001 and the over all US economy.

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

During two of the past three years, we incurred net losses. As of June 30, 2003, we had an accumulated deficit of approximately $81 million. Moreover, we currently expect to increase our operating expenses in connection with:

•	expanding into new geographic markets;

•	expanding into new product markets;

•	continuing to develop our technology;

•	hiring additional personnel; and

•	upgrading our information and internal control systems.
•

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated, with the participation of CyberGuard’s management, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in accordance with accounting principles generally accepted in the United States. However, the Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no absolute assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Director and Nominees for Director	Age	Director Since	Expiration of Term of Office
William D. Rubin (1)	50	2002	2003
Kenneth C. Jenne, II	56	2003	2003
John V. Tiberi, Jr. (1)(2)	60	2000	2003
Patrick J. Clawson	39	2003	2003
Scott J. Hammack	38	2001	2004
David L. Manning (1)(2)	53	1999	2004
William G. Scott (2)	52	1999	2005
Daniel J. Moen	51	2001	2005

(1)	Member of Audit Committee

(2)	Member of Compensation and Stock Option Committee

William D. Rubin has served as a Director of the Company since April 2002. Mr. Rubin is currently the President of The Rubin Group, a private lobbying and marketing company, with offices in Ft. Lauderdale and Tallahassee, Florida. Mr. Rubin has operated The Rubin Group since 1991. Prior to that time, Mr. Rubin had a career with the state of Florida, as Chief of Staff to the Florida Department of Insurance.

Kenneth C. Jenne, II has served as a Director of the Company since April 2003. Mr. Jenne is currently the Sheriff of Broward County, Florida, serving as the chief law enforcement, fire rescue and detention officer. Mr. Jenne was appointed to the Sheriff position in January 1998. In 1978, Mr. Jenne was elected to the Florida Senate where he served for 18 years while holding top committee chairmanships and also serving as Senate Democratic Leader. Mr. Jenne is a former prosecutor for the Broward County State Attorney’s Office. After September 11, 2001, Mr. Jenne was appointed by the Florida governor as the Chair of the Southeast Florida Regional Domestic Security Task Force.

Patrick J. Clawson has served as a Director of the Company since October 2003. Mr. Clawson was appointed the Company’s President in January 2001. Prior to that time, Mr. Clawson served as Senior Vice President of Business Development at Allscripts, Inc. from May 2000 to January 2001; Vice President of Sales and Marketing at MasterChart, Inc. from October 1998 to May 2000; Senior Director for the Southeastern U.S. region at Reynolds and Reynolds Healthcare Systems from January 1998 to October 1998; and in various positions at Lanier Worldwide, Inc. from 1986 to January 1998.

John V. Tiberi, Jr. has served as a Director of the Company since August 2000. Mr. Tiberi is currently President and Chief Executive Officer of Tech Highway, LLC, a venture catalyst company, and President of ETec Business Management Consultants, a partnership providing consulting services in the technology industry. From 1969 until 1998, Mr. Tiberi worked at Xerox Corporation in several senior executive positions. Mr. Tiberi currently serves on the board of directors of Zenographics, Inc. and Cycle 23, Inc. In the past, he served on the boards of directors of Spectra Diode Labs, Inc. and TracePoint Technologies, Inc.

Scott J. Hammack was appointed Chief Executive Officer of the Company in January 2001 and Chairman of the Company’s Board of Directors in September 2001. In 1991, Mr. Hammack founded MasterChart, Inc., a private company that developed an electronic medical record product and other software products. Mr. Hammack served as the Chief Executive Officer of MasterChart, Inc. from 1991 until May 2000, when MasterChart, Inc. was sold to Allscripts, Inc. After the sale of MasterChart, Inc., Mr. Hammack worked on transitioning MasterChart within Allscripts from May 2000 to December 2000.

David L. Manning has served as a Director of the Company since September 1999. Mr. Manning was Commissioner of Finance and Administration for the State of Tennessee from 1987 to 1995 where he managed the State’s finances and information technology services. In 1995, he joined Columbia/HCA Healthcare Corporation and became Senior Vice President during 1997 with responsibilities for healthcare data analysis and the company’s relationships with state governments. After leaving that position in early 1998, Mr. Manning was a consultant in the healthcare industry. He currently serves as Director of Finance for the Metropolitan Government of Nashville and Davidson County. Mr. Manning was appointed to the Company’s Board of Directors in September 1999 on the recommendation of Fernwood Partners II, LLC, upon completion of the Fernwood Financing.

William G. Scott has served as a Director of the Company since September 1999. Mr. Scott currently serves as Chief Financial Officer of CST Industries, Inc., a private company that manufactures steel bolted and welded tanks for dry and liquid storage. From December 1991 to April 1997, Mr. Scott was Chief Financial Officer and later President and member of the board of directors of Markay Plastics, Inc. From April 1997 to April 1999, Mr. Scott was Vice President of Strategic Resource Solutions, a division of Carolina Power and Light Corporation, and served as Chief Operating Officer of their Lighting Division. From May 1999 to March 2001, Mr. Scott, who is a C.P.A., was President of W.G. Scott & Associates, a consulting firm providing business and tax advice. Mr. Scott was appointed to the Company’s Board of Directors in September 1999 on the recommendation of Fernwood Partners II, LLC, upon completion of the “Fernwood Financing” (as defined below).

Daniel J. Moenhas served as a Director of the Company since December 2001. Mr. Moen is currently Chief Executive Officer of Quorum Health Resources, LLC, where he has served since October 1, 2001 and Executive Vice President of Development for Triad Hospitals, Inc. of Dallas, TX, where he has served since April 2002. From January 2001 to September 2001, Mr. Moen served as Director of HIP Health Plan of Florida, a privately-held health maintenance organization. From January 2000 to December 2000, Mr. Moen was Chairman and Chief Executive Officer of Healthline Management, Inc., a privately-held physician outsourcing company. From August 1998 to December 1999, Mr. Moen was a healthcare consultant. From 1991 to July 1998, Mr. Moen served as President of various divisions within Columbia/HCA Healthcare Corporation.

Executive Officers

Name	Age	Position
Scott J. Hammack(1)	38	Chief Executive Officer and Chairman of the Board of Directors
Patrick J. Clawson(1)	39	President
Michael Matte	44	Chief Financial Officer and Vice President Finance
Michael G. Wittig	39	Vice President Development and Chief Technology Officer
Adriana Kovalovska	34	Vice President Legal Affairs, Corporate Counsel and Secretary

(1)	For biographical information on Mr. Hammack and Mr. Clawson, see above.

Michael Matte. Prior to joining the Company in February 2001, Mr. Matte served as Chief Financial Officer of Amerijet International, Inc. from June 1998 to February 2001; Chief Financial Officer of Intime Systems International from October 1994 to June 1998; and Chief Financial Officer of Torwest, Inc. from October 1992 to October 1994. Mr. Matte, a certified public accountant, began his career at PricewaterhouseCoopers, where he worked for 11 years.

Michael G. Wittig. Mr. Wittig was appointed the Company’s Vice President of Development in February 1998. In February 1999, Mr. Wittig was also appointed the Company’s Chief Technology Officer. Since joining the Company in 1992, Mr. Wittig has served as Director of Software Development, as Manager of Software Development, and in various other software development positions.

Adriana Kovalovska. Ms. Kovalovska, an attorney, was appointed the Company’s Vice President of Legal Affairs in July 2000. Since joining the Company in January 1998, she has served as Associate Counsel and from February 2000 as the Company’s Corporate Counsel and Secretary. Ms. Kovalovska is responsible for administering legal, regulatory and compliance activities for the Company. In 1996, Ms. Kovalovska completed an internship with the U.S. Securities and Exchange Commission, Division of Enforcement.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under federal securities laws, the Company’s directors, certain officers, and persons holding more than 10% of the Common Stock of the Company are required to report, within specified due dates, their initial ownership and all subsequent acquisitions, dispositions or other transfers of interest in Common Stock, if and to the extent reportable events occur which require reporting of such due dates. The Company is required to describe in this Proxy Statement whether it has knowledge that any person required to file such report failed to do so in a timely manner. To the Company’s knowledge, all such filings were made in a timely manner during the fiscal year ended June 30, 2003, with the following exceptions: one Form 4 filing was filed late by Mr. Michael Wittig relating to an April 28, 2003 trade, and all Form 4 filings relating to automatic stock option awards to the Company’s non-employee directors under a pre-approved compensation plan (which was previously disclosed in the Director Compensation section of the Company’s Proxy Statements) for awards made on September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003, which stock option grants were inadvertently reported on Forms 5 filed on their behalf by the Company because of inadvertent oversight and advice from the Company’s outside counsel during the transition to the new Sarbanes-Oxley filing rules. The foregoing is based upon reports furnished to the Company and other information provided to the Company by the persons required to make such filings.

CODE OF ETHICS

The policy of the Company is to comply strictly with all laws governing its operations and to conduct its affairs in keeping with the highest moral, legal and ethical standards. Senior executive and financial officers hold an important and elevated role in maintaining a commitment to (i) honest and ethical conduct, (ii) full, fair, accurate, timely and understandable disclosure in the Company’s public communications, and (iii) compliance with applicable governmental rules and regulations. Accordingly, the Company has adopted this Code of Ethics for its principal executive officer, principal financial officer and principal accounting officer and controller and any other senior executive or financial officers performing similar functions and so designated from time to time by the Chief Executive Officer (“Senior Executive and Financial Officers”). The Company posted the Code of Ethics on the Company’s website at: http://www.cyberguard.com/pdf/cyberguard_code_of_ethics_financial_officers.pdf.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information with respect to the annual and long-term compensation of the Company’s Chief Executive Officer and certain of the Company’s other executive officers (collectively, the “named executive officers”) for the fiscal years ended June 30, 2003, June 30, 2002, and June 30, 2001.

Long Term Compensation
		Annual Compensation			Awards(3)	All other Compensation ($)(4)
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Other Annual Compen- sation ($)(2)	Securities Underlying Options (#)
Scott J. Hammack Chairman and Chief Executive Officer (Became CEO on January 2, 2001)	2003 2002 2001	129,199 76,923 99,231	212,000 18,750 56,250	— — 69,877	350,000 461,539 500,000	5,921 104 3,735

Patrick J. Clawson President (Became President on January 18, 2001)	2003 2002 2001	162,727 140,760 67,500	175,900 33,125 42,188	— 39,588 11,270	250,000 34,650 250,000	— 1,175 6,181

Michael Matte Chief Financial Officer and Vice President Finance (Became CFO on February 14, 2001)	2003 2002 2001	158,028 137,846 61,538	169,600 30,000 45,000	— — —	250,000 83,077 100,000	11,409 7,461 3,411

Michael G. Wittig(5) Vice President Development & Chief Technology Officer	2003 2002 2001	155,943 143,462 165,000	174,900 30,938 47,953	— — —	250,000 80,769 50,000	16,723 6,606 13,387

Adriana Kovalovska Vice President Legal Affairs (Became VP Legal Affairs on July 14, 2000)	2003 2002 2001	122,510 113,923 109,231	66,251 11,719 27,844	— — —	150,000 34,615 40,000	5,963 7,051 4,983

(1)	The following amounts of bonuses for the fiscal year ended June 30, 2003 were accrued during such period but were paid during the subsequent fiscal year: Mr. Hammack—$55,250; Mr. Clawson—$45,581; Mr. Matte—$44,200; Mr. Wittig—$45,581; and Ms. Kovalovska—$17, 266. The following amounts of bonuses for the fiscal year ended June 30, 2001 were accrued during such period but were paid during the subsequent fiscal year: Mr. Hammack—$6,250; Mr. Clawson—$4,688; Mr. Matte—$45,000; Mr. Wittig—$2,578; and Ms. Kovalovska—$1,719.

(2)	The amounts represent relocation expenses paid by the Company. During the fiscal year ended June 30, 2002, the relocation expenses paid to Mr. Clawson included the following: $9,932 for house closing costs and $26,435 for moving and storage of personal property. The amounts do not include the value of securities purchased by Mr. Hammack from the Company during fiscal year 2001 in connection with a non-compensation-related investment in the Company.

(3)	Includes options to purchase the Company’s Common Stock that were granted to Messrs. Hammack, Clawson, Matte and Wittig and Ms. Kovalovska during fiscal year ended June 30, 2002 in connection with the Salary Reduction Program described below.

(4)	Amounts reported represent contributions to the Company’s Retirement Plan and term life insurance premiums paid by the Company.

(5)	The amount under Awards does not include the securities or the value of the securities issued to Mr. Wittig upon conversion during fiscal year ended June 30, 2001 of promissory note held by him in connection with a non-compensation-related financing of the Company.

Option Grants in the Fiscal Year Ended June 30, 2003

The following table shows all grants during the fiscal year ended June 30, 2003 of stock options under the Company’s stock option plans to the named executive officers.

Individual Grants

	Number of Securities Underlying Option Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($Sh)	Expiration Date	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
Name	(#)(1)	(%)(2)			5%($)	10%($)
Scott J. Hammack	350,000	16.43%	2.45	7/4/07	$236,911	$523,512
Patrick J. Clawson	250,000	11.74%	2.45	7/4/07	$169,222	$373,937
Michael Matte	250,000	11.74%	2.45	7/4/07	$169,222	$373,937
Michael G. Wittig	250,000	11.74%	2.45	7/4/07	$169,222	$373,937
Adriana Kovalovska	150,000	7.04%	2.45	7/4/07	$101,533	$224,362

(1)	The options expire 5 years from the date of grant, July 5, 2002, and vest in 3 annual increments as follows: Mr. Hammack—35,000 shares on January 1, 2003, 105,000 shares on January 1, 2004 and 210,000 shares on January 1, 2005; Messrs. Clawson, Matte and Wittig—25,000 shares on January 1, 2003, 75,000 shares on January 1, 2004 and 150,000 shares on January 1, 2005; Ms. Kovalovska—25,000 shares on January 1, 2003, 50,000 shares on January 1, 2004 and 75,000 shares on January 1, 2005).

(2)	The amount of total options granted to employees during the fiscal year ended June 30, 2003 (2,129,981 shares) includes options issued to the members of the Company’s Board of Directors.

(3)	The potential realizable values set forth under these columns result from calculations assuming 5% and 10% annualized stock price growth rates from grant dates to expiration dates as set by the Securities and Exchange Commission and are not intended to forecast future price appreciation of the Company’s Common Stock based upon growth at these prescribed rates. The Company is not aware of any formula that will determine with reasonable accuracy a present value based on future unknown factors. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company. There can be no assurance that the amounts reflected in this table will be achieved.

Aggregated Option Exercises in the Fiscal Year Ended June 30, 2003 and Fiscal Year-End Option Values

The following table provides information as to the number and value of unexercised options to purchase the Company’s Common Stock held by the named executive officers at June 30, 2003, based on a closing sale price of $7.10 on June 30, 2003.

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year-End ($) Exercisable/ Unexercisable(1)
Scott J. Hammack	0	0	863,205/448,334	4,889,339/2,210,087
Patrick Clawson	0	0	242,983/291,667	1,343,885/1,419,585
Michael Matte	0	0	174,743/258,334	818,094/1,156,252
Michael G. Wittig	45,000	222,215	239,702/241,667	1,206,610/1,139,585
Adriana Kovalovska	20,000	89,325	126,281/138,334	503,681/647,585

(1)	Based on the difference between the closing price of the Company’s common stock on June 30, 2003 ($7.10) and the exercise price of the options.

Compensation Plans

Executive Employment Arrangements. The Company and Mr. Hammack entered into an agreement effective as of January 2, 2001 (the “Hammack Employment Agreement”). The Hammack Employment Agreement provides for the employment of Mr. Hammack as Chief Executive Officer of the Company at an annual base salary of $200,000; however, the Hammack Employment Agreement was amended on October 1, 2001 to reduce his salary to $0 for the period from November 3, 2001 to November 2, 2002 in connection with the Salary Reduction Program described below. The Hammack Employment Agreement, as amended, provides for Mr. Hammack to receive a target bonus equal to 100% of his annual base salary upon the achievement of certain performance objectives established by the Company.

The Company may terminate the Hammack Employment Agreement for “cause.” The Hammack Employment Agreement defines “cause” as acts of willful misconduct or gross negligence by Mr. Hammack in performance of his material duties or obligations to the Company, or conviction of Mr. Hammack of a felony involving moral turpitude, or a material act of dishonesty or breach of trust by Mr. Hammack, intended to enrich Mr. Hammack at the expense of the Company. If the Hammack Employment Agreement is terminated by the Company other than for “cause” or the death, disability or normal retirement of Mr. Hammack or by Mr. Hammack for “good reason,” Mr. Hammack will receive severance pay equal to his annual base salary as in effect immediately prior to termination, and all of Mr. Hammack’s stock options and stock appreciation rights will be exercisable at termination. If Mr. Hammack’s employment with the Company is terminated within one year following a “change in control” of the Company (other than as consequence of death, disability or normal retirement of Mr. Hammack) by the Company for any reason whatsoever or by Mr. Hammack for “good reason,” Mr. Hammack will receive severance equal to his annual base salary as in effect immediately prior to termination and all of Mr. Hammack’s stock options and stock appreciation rights will become exercisable at termination. If Mr. Hammack’s employment is terminated at any time by the Company or by Mr. Hammack, other than within one year of a “change in control,” the Company may, at its sole discretion and upon certain conditions, prohibit Mr. Hammack from engaging in any business competitive with the business of the Company for a six-month period following the effective date of termination.

In addition to the Hammack Employment Agreement, the Company has employment agreements with Mr. Clawson, Mr. Matte, Mr. Wittig and Ms. Kovalovska. Such employment agreements, other than the Hammack Employment Agreement, are referred to herein as the “Executive Employment Agreements.” Under such Executive Employment Agreements, for fiscal year 2003 the annual base salaries were $150,000 for Mr. Clawson (Mr. Clawson’s annual base salary was increased from $150,000 to $165,000 on September 11, 2002); $160,000 for Mr. Matte, $165,000 for Mr. Wittig and $125,000 for Ms. Kovalovska; and the target bonuses were 100% for Mr. Clawson, Mr. Matte and Mr. Wittig, and 50% for Ms. Kovalovska of annual base salary, based on achievement of certain performance targets under the Company’s bonus program. The annual base salaries were reduced for the period from November 3, 2001 to November 2, 2002 in connection with the Salary Reduction Program as follows: $134,985—Mr. Clawson; $124,000—Mr. Matte; $130,000—Mr. Wittig and $110,000—Ms. Kovalovska.

The Executive Employment Agreements may be terminated by either the Company or the respective executive officer at any time. In the event the executive officer resigns without “good reason” or is terminated for “cause,” compensation under the employment agreements will end. In the event any such employment agreement is terminated by the Company without “cause” or the executive officer resigns for “good reason,” the terminated executive officer will receive, among other things, severance compensation equal to a specified multiple of such employee’s monthly base salary and target bonus under the Company’s bonus program. In addition, upon termination of employment the non-statutory options and stock appreciation rights of such executive officers that are exercisable within a specified number of months after the date of termination will be immediately exercisable and certain other awards previously made under any of the Company’s compensation plans or programs and previously not paid will immediately vest on the date of such termination.

The Executive Employment Agreements contain severance provisions that apply if the executive officer’s employment is terminated within one year after the occurrence of a change of control. In the event that the employee is terminated within one year following the occurrence of a change in control by the Company for any reason or by the employee for “good reason”, the employee will be entitled to receive on the date of the termination an amount equal to, among other things, a specific multiple of the employee’s base salary, target bonus under the Company’s bonus program, and any performance award payable under the Stock Incentive Plan (the “Stock Incentive Plan”), the Stock Option Plan or similar plan, as well as any other benefits which the employee would be entitled to where termination was without “cause” or with “good reason” by employee.

In addition to the information stated above, each of the Executive Employment Agreements provides for the executive to receive options to acquire shares of the Company’s Common Stock and/or to participate in the Company’s stock option plans. The amounts and certain terms of the options are described elsewhere in this Proxy Statement. In general, the options become immediately exercisable upon a change in control of the Company.

Salary Reduction Program. In October 2001, the Company offered a salary reduction program to all employees (“Salary Reduction Program”) through which an employee could reduce his or her salary and receive in exchange an option to purchase the Company’s Common Stock. For any amount from 0.01%-10.00% of reduction in base salary, the employee would receive an option to purchase a number of shares equal to double the dollar amount of base salary reduction divided by the exercise price per share on the grant date. For any amount from 10.01%-100% reduction in base salary, the employee would receive an option to purchase a number of shares equal to triple the dollar amount of base salary reduction divided by the exercise price per share on the grant date. The options vest during a period of one year at intervals of 1/12 per month, beginning on December 2, 2001 and ending on November 2, 2002. The options expire in ten years from October 1, 2001, the grant date.

The named executive officers participated in the Salary Reduction Program and in exchange for the reductions of their annual base salaries received options to purchase the Company’s Common Stock in the following amounts: Scott Hammack—461,539 shares, Patrick Clawson—34,659 shares, Michael Matte—83,077, Michael Wittig—80,769, and Adriana Kovalovska—34,615 shares.

Stock Incentive Plan. All salaried employees and non-employee directors of the Company are eligible to participate in the Stock Incentive Plan. An eligible employee may receive an award under the Plan, however, only if selected by the Compensation Committee or Board of Directors. The maximum number of shares of Common Stock that may be issued under the Stock Incentive Plan is 2,400,000.

Stock Option Plan. All employees, consultants and directors of the Company are eligible to participate in the Stock Option Plan. An eligible participant may receive an award under the Stock Option Plan, however, only if selected by the Compensation Committee or Board of Directors. The Company’s Board of Directors initially adopted the Stock Option Plan on September 4, 1998. The maximum number of shares of Common Stock that may be issued under the Stock Option Plan is 7,000,000.

The criteria for award selection under the Stock Incentive Plan and Stock Option Plan commonly used by the Compensation Committee and/or the Board of Directors include: the capacity to contribute materially to the continued growth and successful performance of the Company, the individual’s achievements and contributions, incentives and other motivational factors. The Compensation Committee or the Board of Directors may set additional criteria when reviewing individual’s compensation. In addition, the Board of Directors set up a matrix for the Company’s issuance of a certain number of shares of stock options to new employees under the Plans, according to the employee position. The stock options granted under both plans generally vest in three equal increments over a period of three years, however, the Compensation Committee or the Board of Directors may set different vesting terms.

Employee Stock Purchase Plan. All salaried employees are eligible to participate in the Company’s Employee Stock Purchase Plan under which salaried employees can purchase the Company’s Common Stock at 85% of the fair market value through payroll deductions of up to 10 percent of the employee’s base salary. The Company’s Board of Directors adopted the Employee Stock Purchase Plan on December 8, 1999 and the Company’s shareholders approved the Employee Stock Purchase Plan on December 6, 2000. The maximum number of shares of Common Stock that may be issued under the Employee Stock Purchase Plan is 2,500,000.

Director Compensation

Upon joining the Board of Directors, all non-employee directors receive options to purchase 10,000 shares of Common Stock of the Company.

During the fiscal year ended June 30, 2003, the annual compensation of non-employee directors was as follows: each non-employee director serving on the Board of Directors received options to purchase, in the aggregate, 13,000 shares of Company’s common stock per year and each non-employee director serving on any committee of the Board of Directors received options to purchase, in the aggregate, 1,000 shares of Company’s common stock per year per committee service; all such options were issued quarterly in equal installments. The options were non-statutory stock options, immediately exercisable, and priced at 100% of the fair market value on the date of grant.

Directors are also reimbursed for travel and lodging expenses in connection with Board of Directors and committee meetings.

Compensation and Stock Option Committee

The Compensation and Stock Option Committee is responsible for setting and approving the salaries, bonuses and other compensation for the Company’s executive officers, establishing compensation programs, and determining the amounts and conditions of grants of awards under the Company’s Stock Incentive Plan and Stock Option Plan. The Company’s Compensation and Stock Option Committee generally consists of non-employee directors who are not executive officers of the Company. During the fiscal year ended June 30, 2003, the Compensation and Stock Option Committee of the Company’s Board of Directors consisted of David L. Manning, William G. Scott, David T. Vandewater, Richard L. Scott, and John V. Tiberi, Jr., none of whom was an executive officer or employee of the Company during the fiscal year ended June 30, 2003 (Mr. Vandewater resigned from the Compensation

Committee on August 6, 2002 and Mr. Richard Scott was appointed to the Compensation Committee on August 23, 2002 and resigned from the Compensation Committee on March 4, 2003). No executive officer of the Company served during the fiscal year ended June 30, 2003 or serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the Company’s Board of Directors or Compensation Committee. During the fiscal year ended June 30, 2003, the Compensation and Stock Option Committee met 3 times and acted 3 times by unanimous written consent.

Compensation Committee Report on Executive Compensation

The Compensation and Stock Option Committee Objectives. The Company’s compensation programs are designed by the Compensation and Stock Option Committee to achieve four fundamental objectives: (1) to provide competitive salary levels and compensation incentives that attract and retain qualified executives; (2) to motivate executives to achieve specific strategic short-term and long-term objectives of the Company; (3) to recognize individual performances and achievements as well as the performance of the Company relative to its peers; and (4) to link the interests of senior management with the long-term interest of the Company’s shareholders through compensation opportunities in the form of stock ownership. At present, these objectives are met through a program composed of salary, cash bonus, and long-term incentive opportunities in the form of stock options.

Chief Executive Officer Compensation. During the fiscal year ended June 30, 2003, the Company’s Chief Executive Officer was Mr. Scott Hammack. Mr. Hammack’s annual base salary for fiscal year 2001 was set at $200,000 and was not adjusted for fiscal year 2002 or for fiscal year 2003. In setting Mr. Hammack’s salary for fiscal year 2001 and reviewing Mr. Hammack’s salary for fiscal years 2002 and 2003, the Compensation Committee’s deliberations regarding Mr. Hammack’s compensation were based upon competitive factors, Mr. Hammack’s prior experience and consideration of the bonus and stock option portions of his compensation.

In reviewing the CEO’s compensation for fiscal year 2003, the Compensation Committee used the following factors and criteria: Mr. Hammack’s work experience, management style and length of employment at the Company, compensation of other CEOs in comparable companies, the composition of Mr. Hammack’s overall compensation (salary, bonus and stock options), the Company’s financial results since he joined the Company and the Company’s overall financial position. The goal of the Compensation Committee was to tie a significant portion of the CEO’s compensation to the financial performance of the Company and the performance of the Company’s common stock, primarily by option grants and by bonus opportunity being based on the Company’s revenues and net income.

As part of the Salary Reduction Program described above, Mr. Hammack voluntarily reduced his salary to $0 for the period from November 3, 2001 to November 2, 2002. In exchange for such reduction in salary, and as part of the Salary Reduction Program, Mr. Hammack received an option to purchase 461,539 shares of Common Stock at $1.30, which was the fair market value on the date of grant. During fiscal year 2003, Mr. Hammack’s received $129,199 in base salary. Mr. Hammack was paid a bonus in the total amount of $212,000 during fiscal year 2003 in accordance with the attainment of the set goals and objectives of the bonus plan. On July 5, 2002, the Compensation Committee granted to Mr. Hammack an option to purchase 350,000 shares of the Company’s Common Stock at $2.45 per share with three year vesting as follows: 35,000 shares vesting on January 1, 2003, 105,000 shares vesting on January 1, 2004 and 210,000 shares vesting on January 1, 2005.

Other Executive Salaries. Base salaries for management employees are determined initially by evaluating the responsibilities of the position, the experience of the individual, internal comparability considerations, as appropriate, the competition in the marketplace for management talent, and the compensation practices among industry competitors and for public companies of the size of the Company. Salary adjustments are determined and normally made at 12-month intervals.

Bonuses. The Company offers a bonus program for executives designed to provide incentive bonuses to executives who contributed materially to the Company’s success during the most recently completed fiscal year. The bonus program is intended to enable the Company executives to participate in the Company’s success as well as to provide incentives for future performance. In determining the amounts to be awarded as bonuses, the Compensation and Stock Option Committee determines bonus payout based on the Company’s gross revenue and net income.

Long Term Incentives. Under the Company’s stock plans, the Compensation and Stock Option Committee may grant to certain employees of the Company a variety of long-term incentives, including non-qualified stock options, incentive stock options, stock appreciation rights, grants of stock or performance awards. In granting these incentives to executives, the Committee considers those factors described above in this Committee Report regarding compensation decisions.

This report has been executed by each person who served as a member of the Company’s Compensation and Stock Option Committee at the time of filing the Annual Report.

COMPENSATION AND STOCK OPTION COMMITTEE:

WILLIAM G. SCOTT

DAVID L. MANNING

JOHN V. TIBERI, JR.

Compensation Committee Interlocks and Insider Participation

Messrs. William G. Scott, David L. Manning, David T. Vandewater, Richard L. Scott and John V. Tiberi, Jr. served on the Compensation Committee during the fiscal year ended June 30, 2003. No member of the Compensation Committee was at any time during the fiscal year ended June 30, 2003 an officer or employee of the Company. No executive officer of the Company served during the fiscal year ended June 30, 2003 or serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the Company’s Board of Directors or Compensation Committee. William G. Scott and David T. Vandewater participated in the Fernwood Financing (as defined below in Related Transactions.

PERFORMANCE GRAPH

The following graph shows the Company’s cumulative total return to shareholders, based on an initial investment of $100, compared to Standard & Poor’s 500 Index and the Peer Group (defined below) over the period from June 30, 1998 and the end of the fiscal year ended June 30, 2003. Total shareholder return assumes dividend reinvestment. The stock performance shown on the following graph is not indicative of future price performance.

The Old Peer Group is composed of Secure Computing Corporation, WatchGuard Technologies, Inc. and Netscreen Technologies, Inc. These companies’ shares were first publicly traded as follows: Secure Computing Corporation on November 17, 1995; WatchGuard Technologies, Inc. on July 30, 1999; and Netscreen Technologies, Inc. on December 12, 2001.

The New Peer Group is composed of Secure Computing Corporation, Netscreen Technologies, Inc. and Check Point Software Technologies Ltd. These companies’ shares were first publicly traded as follows: Secure Computing Corporation on November 17, 1995; Netscreen Technologies, Inc. on December 12, 2001; and Check Point Software Technologies Ltd. on June 28, 1996.

The Company’s shares were first traded publicly on October 14, 1994.

The Company changed its peer group this year, because the Company believes that the New Peer Group more accurately represents the Company’s current peers, specifically, the New Peer Group represents those companies that the Company competes with in the high-end enterprise space.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG CYBERGUARD CORPORATION, THE S & P 500 INDEX AND A NEW PEER GROUP AND AN OLD PEER GROUP

* $100 invested on 6/30/98 in stock or index-including reinvestment of dividends. Fiscal year ending June 30.

CYBERGUARD CORPORATION	Cumulative Total Return
	6/98	6/99	6/00	6/01	6/02	6/03
CYBERGUARD CORPORATION	100.00	21.75	56.50	24.42	28.57	73.77
S & P 500	100.00	122.76	131.66	112.13	91.96	92.19
OLD PEER GROUP	100.00	24.68	190.51	68.91	33.67	64.81
NEW PEER GROUP	100.00	146.05	1152.82	829.92	228.99	364.27

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of the Company’s Common Stock as of October 14, 2003 by: (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of the Company’s Common Stock; (ii) each current director of the Company; (iii) each of the Company’s named executive officers; and (iv) all directors and executive officers as a group. The calculation of the percentage of outstanding shares is based on 21,767,641 shares outstanding on October 14, 2003. Unless otherwise indicated, each of the shareholders named in this table: (a) has sole voting and investment power with respect to all shares of Common Stock beneficially owned and (b) has the same address as the Company.

Name/Address	Number of Shares Beneficially Owned	Percent of Class
Scott J. Hammack(1)	1,214,226	5.33
Patrick J. Clawson(3)	227,632	1.03
Michael Matte(3)	156,547	*
Michael G. Wittig(3)	305,772	1.39
Adriana Kovalovska(3)	17,257	*
David L. Manning(3)	81,607	*
Daniel J. Moen(3)	33,668	*
William D. Rubin(3)	30,000	*
William G. Scott(3)	219,575	1.00
Kenneth C. Jenne, II(3)	15,714	*
John V. Tiberi, Jr.(3)	51,250	*
Richard L. Scott(2) 100 First Stamford Place, Suite 625, Stamford, Connecticut 06902	8,206,097	35.19
F. Stephen Allen 2540 E. 30th Street Tulsa, OK 74114	1,152,530	5.24
William D. Witter, Inc. One Citicorp Center 153 East 53rd Street New York, NY 10022-4611	1,169,400	5.10
All directors and executive officers as a group (11 persons)	2,353,248	9.99
*	Less than 1%

(1)	Includes: (a) 863,205 shares in options that are currently exercisable by Mr. Hammack to purchase Common Stock; (b) 205,357 shares of restricted Common Stock and 142,857 shares of Common Stock for warrant issued by the Company as a result of an investment transaction in January 2001; and (c) 2,807 shares of Common Stock owned by Mr. Hammack under the Company’s 401(k) plan.
(2)	Includes: (a) 1,562,904 shares of Common Stock beneficially owned by Richard L. Scott Revocable Trust; (b) 3,531,222 shares of Common Stock owned by spouse’s trust, Frances A. Scott Revocable Trust; (c) 1,562,904 shares of Common Stock beneficially owned by Richard L. & F. Annette Scott Family Partnership Ltd.; (d) warrants to purchase 379,094 shares of Common Stock beneficially owned by Richard L. Scott Revocable Trust; (e) warrants to purchase 755,405 shares of Common Stock beneficially owned by Frances A. Scott Revocable Trust; (f) 379,094 shares of Common Stock beneficially owned by Richard L. & F. Annette Scott Family Partnership Ltd; and (g) 35,474 shares in options that are currently exercisable by Mr. Richard L. Scott to purchase Common Stock.

(3)	Includes (a) options that are currently exercisable to purchase Common Stock in the following amounts: Mr. Clawson—217,983; Mr. Matte—149,743; Mr. Wittig—158,757; Ms. Kovalovska—10,000; Mr. Tiberi—51,250; Mr. Manning—60,500; Mr. William Scott—58,500; Mr. Moen—33,668; Mr. Rubin—30,000; and Mr. Jenne—15,714; (b) shares of Common Stock for warrants issued by the Company in connection with the Fernwood Financing in August 1999 in the following amounts: Mr. Wittig—37,000; and Mr. William Scott—100,000; (c) shares of restricted Common Stock as a result of the conversion of the promissory note and exercise of warrants issued by the Company in connection with the Fernwood Financing in August 1999: Mr. Manning—21,107; (d) shares of restricted Common Stock as a result of the conversion of the promissory notes issued in connection with the Fernwood Financing in August 1999: Mr. Wittig—41,567; Mr. William Scott—61,075; (e) shares of Common Stock under the Company’s 401(k) plan: Mr. Clawson—1,649; Mr. Matte—6,804; Mr. Wittig—15,939; Ms. Kovalovska—7,257; (f) shares of Common Stock: Mr. Clawson—8,000; Mr. Wittig—50,000; and (g) shares of Common Stock under the Company’s Employee Stock Purchase Plan: Mr. Wittig—2,509.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 1999, the Company entered into a financing transaction with Fernwood Partners II, LLC (“Fernwood”) and certain present and former officers, directors and employees of the Company, through which the Company obtained a total amount of $4,313,484 (the “Fernwood Financing”). In the Fernwood Financing, Fernwood provided $3,699,484, William G. Scott provided $100,000. The remaining $514,000 was provided by certain other directors, executive officers and employees of the Company. All of the financing consisted of promissory notes convertible into the Company’s Common Stock at $1 per share and warrants to purchase an equivalent number of shares of the Company’s Common Stock at $2.00 per share. The Fernwood Financing, bearing interest at a rate of 11.5% per annum, was secured by a lien on all of the Company’s assets. The officers, directors and employees of the Company participating in the Fernwood Financing have granted to Fernwood the right to act as their agent for purposes of enforcing their rights in the event that the Company should default on its obligations. Part of the proceeds from this financing was used to repay a $1,125,000 loan and accrued interest to Fernwood Partners, LLC, a limited liability company that provided financing to the Company in December 1998.

In December 2000, the Company completed an additional $1,000,000 financing transaction with Fernwood, which was constructed as an add-on to the earlier Fernwood Financing, consisting of a promissory note convertible into shares of Company’s common stock at $1.51 per share and a warrant to purchase an additional 333,877 shares of the Company’s common stock at $2.51 per share.

In January 2001, Fernwood and certain directors elected to convert their promissory notes into shares of common stock. In addition, certain directors elected to exercise their warrants and Fernwood exercised a warrant to purchase 2,292,000 shares of common stock. In May 2001, the majority of all officers and employees who participated in the Fernwood Financing converted their promissory notes into shares of common stock. As of June 30, 2002, all promissory notes were either converted or paid off in full.

The promissory notes issued under the Fernwood Financing were either paid off in full or converted into common stock as of June 30, 2002. Thus, the Fernwood Financing was completely repaid by June 30, 2002 and the lien on the Company’s assets was released in August 2002.

In March 2003, Fernwood Partners II, LLC was dissolved and all the Company’s common stock and warrants held by Fernwood were distributed in-kind to its members. Mr. Richard L. Scott, with his wife, was a major equity holder of Fernwood. Mr. Richard L. Scott was also a major equity holder of Fernwood Partners, LLC and a former member of the Company’s Board of Directors where he served until March 4, 2003. Mr. Richard L. Scott is the brother of Mr. William G. Scott, a member of the Company’s Board of Directors. Mr. F. Stephen Allen, a five percent owner of the Company’s Common Stock, is a former member of Fernwood Partners II, LLC.

In January 2000, Mr. Scott J. Hammack invested $500,000 to purchase 142,857 shares of the Company’s common stock at $1.75 share and 62,500 shares of the Company’s common stock at $4.00 per share. In conjunction with the purchase of the 142,857 shares of common stock, Mr. Hammack was granted a warrant to purchase 142,857 shares of the Company’s common stock at $1.75 per share. The warrant is exercisable any time prior to December 25, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by Grant Thornton LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended June 30, 2003 and fiscal year ended June 30, 2002 and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10Q for the first three quarters of the fiscal year 2003 and fiscal year 2002 or the services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $124,439 and $128,727, respectively.

Audit-Related Fees. The aggregate fees billed by Grant Thornton LLP for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported the fiscal year 2003 and fiscal year 2002 were $29,036 and $3,080, respectively. These fees were primarily for assurance services .

Tax Fees. The aggregate fees billed by Grant Thornton LLP for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning for the fiscal year ended June 30, 2003 and fiscal year ended June 30, 2002 were $34,010 and $26,800, respectively. These fees were primarily for tax returns preparation.

All Other Fees. The aggregate fees billed by Grant Thornton LLP for products and services provided by the principal accountant, other than the services described above under “Audit Fees”, “Audit-Related Fees” and “Tax Fees” for the fiscal year ended June 30, 2003 and fiscal year ended June 30, 2002 were $0 and $0, respectively.

The Audit Committee of the Company’s Board of Directors considered whether the provision of non-audit services by the independent public accountants is compatible with maintaining the accountants’ independence.

The Audit Committee of the Company’s Board of Directors has not put in place a pre-approval policy but considers each engagement of the independent auditor on a case-by-case basis.

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

October 23, 2003	CYBERGUARD CORPORATION

	By:	/s/ SCOTT J. HAMMACK

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

SIGNATURE	TITLE	DATE
/s/ SCOTT J. HAMMACK Scott Hammack	Chairman and Chief Executive Officer (Principal Executive Officer)	October 23, 2003

/s/ MICHAEL D. MATTE Michael D. Matte	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	October 23, 2003

/s/ PATRICK CLAWSON Patrick Clawson	President (Principal Executive Officer)	October 23, 2003

/s/ DANIEL J. MOEN Daniel J. Moen	Director	October 23, 2003

/s/ DAVID L. MANNING David L. Manning	Director	October 23, 2003

/s/ WILLIAM G. SCOTT William G. Scott	Director	October 23, 2003

/s/ JOHN V. TIBERI, JR. John V. Tiberi, Jr.	Director	October 23, 2003

/s/ WILLIAM D. RUBIN William D. Rubin	Director	October 23, 2003

/s/ KENNETH C. JENNE, II Kenneth C. Jenne, II	Director	October 23, 2003

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

October 23, 2003

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation. The consolidated financial statements of CyberGuard Corporation and its subsidiaries (CyberGuard Europe Ltd. and CYBG Consultant, Inc. (the “Company”)) include the accounts of the Company and its subsidiaries over which it maintains control. All significant inter-company balances and transactions have been eliminated.

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

Current Assets	$203
Property and Equipment	282
Intangible Assets	1,103

Total Assets Acquired	$1,588

The following values were assigned to intangible assets:

	June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Developed Technology	843	(232)	611
Customer Base	260	(72)	188

Total	1,103	(304)	799

Estimated amortization expense for succeeding fiscal years is as follows:

2004	(736)
2005	(63)

The intangible assets acquired have a useful life of approximately 18 months.

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

During fiscal year 2003, the Company re-evaluated the calculation of the beneficial conversion feature for the convertible debt that was issued in August 1999 and December 2000. The Company had originally retained a National valuation firm to determine the fair market value of the Company’s common stock for the purposes of determining the existence and the amount of any beneficial conversion feature. The Company, instead of using the independent valuation, has now recalculated the beneficial conversion feature for the convertible debt issued in 1999 and 2000 using the then quoted market price of the stock, as quoted in the “pink sheets” at the time of the transactions. As a result of the revised beneficial conversion feature calculation, the Company has recorded additional interest expense in fiscal 2001 and 2000 in the amounts of $79 and $2,157, respectively with a corresponding increase in Additional Paid in Capital. In addition, the charge for the cumulative effect of the change in accounting principle in the fiscal year 2001 has increased by $302 to $431 with a corresponding increase to Additional Paid in Capital. The restatement did not affect cash or the amount of the Company’s operating losses.

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

The valuation allowance for deferred tax assets was $23,502 and $28,911 as of June 30, 2003 and June 30, 2002, respectively. During fiscal year 2003, the Company recorded an income tax benefit of $4,167 primarily as a result of the reversal of a portion of the deferred tax asset valuation allowance. The reversal of the allowance was made because we believe it is more likely than not that the US Net operating loss carryforwards deferred tax asset will be realized to the extent of the $4,167 tax benefit recorded. Our basis that it is more likely than not is our positive current financial results both in the US and on a consolidated basis, and our future US projections through the end of fiscal year 2005. The company’s current projection reflects in excess of $11.5 million in US taxable income from normal and recurring operations through the end of fiscal year 2005. This projection of is the minimum amount of future US taxable income that would have to be generated to realize the $4,167 deferred tax asset. Our current level of pretax earnings for financial reporting purposes would be sufficient to generate that minimum amount of US taxable income that would have to be generated through the end of fiscal year 2005. Our projection is based on continued growth in the business at market growth rates and maintaining operating margins in the US of approximately 15 to 20% through the end of fiscal year 2005. Our projections do not include significant improvement in gross margins or cost reductions. The Company’s net operating loss carryforwards begin to expire in 2010.

The Company will continue to evaluate each quarter the amount, if any, of additional reduction of the valuation allowance that should be made. This will be based upon management’s estimate and conclusions regarding the ultimate realization of the deferred tax asset, including but not limited to, the Company’s recent positive financial results as well as projected earnings. The factors which we will consider in evaluating when, and if, it would be appropriate to reverse the entire valuation allowance would include: the sufficient passage of time in which we have achieved our projections and utilized the net tax operating loss carryforwards as planned, changes in the industry, our product life-cycle, profitability trends, and tax law changes.

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