Form 10-Q
period 2003-09-30
CYBERGUARD CORP
filed 2003-11-14
CIK 927133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2003

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

Indicate by check ☑ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),  Yes  ☑ No  ☐ and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

As of November 13, 2003, 21,790,146 shares of the Registrant’s $0.01 par value Common Stock were outstanding.

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2003

(Unaudited)

PART 1: FINANCIAL INFORMATION

Item 1.	Financial Statements

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	Sept. 30, 2003	June 30, 2003
ASSETS
Cash and cash equivalents	$15,469	$12,095
Restricted cash	340	379
Accounts receivable, less allowance for uncollectible accounts of $663 at Sep 30, 2003 and $707 at June 30, 2003	7,472	7,608
Inventories, net	342	359
Other current assets	894	967
Receivable from insurance company	—	6,500

Total current assets	24,517	27,908
Property and equipment at cost, less accumulated depreciation of $3,676 at Sep 30, 2003 and $3,373 at June 30, 2003	1,604	1,762
Capitalized software, less accumulated amortization of $2,032 at Sep 30, 2003 and $1,988 at June 30, 2003	189	158
Intangibles, less accumulated amortization of $488 at Sep 30, 2003 and $304 at June 30, 2003	615	799
Other assets	130	283
Deferred tax asset, net	4,517	4,249

Total assets	$31,572	$35,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	1,153	1,215
Deferred revenue	6,244	5,697
Litigation payable	3,000	10,400
Accrued expenses and other liabilities	3,159	3,176

Total liabilities	$13,556	$20,488

Commitments and Contingencies	—	—
Shareholders’ equity
Preferred stock par value $0.01; authorized 5,000 shares; none issued	—	—

Common stock par value $0.01; authorized 50,000 shares; issued and outstanding 21,760 at Sep 30, 2003 and 20,953 at June 30, 2003	218	210
Additional paid-in capital	97,113	94,924
Accumulated deficit	(79,382)	(80,542)
Accumulated other comprehensive income	67	79

Total shareholders’ equity	18,016	14,671

Total liabilities and shareholders’ equity	$31,572	$35,159

See accompanying notes to consolidated financial statements

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Three Months Ended
	Sept.30, 2003	Sept. 30, 2002
Revenues:
Products	$6,172	$4,874
Services	2,848	2,226

Total revenues	9,020	7,100
Cost of revenues:
Products	1,619	1,291
Services	837	552

Total cost of revenues	2,456	1,843

Gross profit	6,564	5,257

Operating expenses:
Research and development	1,832	1,047
Selling, general and administrative	3,898	3,255

Total operating expenses	5,730	4,302

Operating income	834	955

Other income (expense)
Interest income	33	28
Loss on sale of assets	0	(36)
Other income (expense)	25	(16)

Total other income (expense)	58	(24)

Net income before income tax benefit	892	931

Income tax benefit	268	—

Net income	$1,160	$931

Basic earnings per common share	$0.05	$0.05

Weighted average number of common shares outstanding	21,312	19,181

Diluted earnings per common share	$0.04	$0.04

Weighted average number of common shares outstanding	26,928	22,172

See accompanying notes to consolidated financial statements

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Three Months Ended
	Sept. 30, 2003	Sept. 30, 2002
Cash flows from operating activities:
Net income	$1,160	$931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	302	219
Amortization	228	66
Loss on disposal of property & equipment	—	36
Deferred tax benefit	(268)	—
Provision for uncollectible accounts receivable	(44)	173
Provision for inventory reserve	—	20
Compensation expense related to stock options	5	50
Non cash expense for company 401(k) match	112	41
Translation adjustment	(11)	(20)
Changes in assets and liabilities:
Decrease in restricted cash	39	13
Decrease/(Increase) in accounts receivable	179	(74)
Decrease/(Increase) in other current assets	73	(401)
(Increase) in inventories	(12)	(2)
Decrease in other, net	154	24
(Decrease)/Increase in accounts payable	(62)	286
(Decrease)/Increase in accrued expenses and other liabilities	(18)	130
Increase/(Decrease) in deferred revenue	547	(307)
Decrease in litigation receivable	6,500	—
(Decrease) in litigation payable	(7,400)	—

Net cash provided by operating activities	1,484	1,185

Cash flows used in investing activities
Capitalized software costs	(75)	(103)
Purchase of property & equipment	(116)	(236)

Net cash used in investing activities	(191)	(339)

Cash flows provided by financing activities:
Repayment of notes payable	—	(62)
Proceeds from stock options exercised	2,017	168
Proceeds from sale of common stock in stock purchase plan	64	36

Net cash provided by financing activities	2,081	142

Net increase in cash	3,374	988
Cash and cash equivalents at beginning of period	12,095	6,166

Cash and cash equivalents at end of period	$15,469	$7,154

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$2

Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash information

During fiscal year 2002, the Company's CEO, Scott Hammack, participated in a special option program which required the Company to record compensation expense of $45

.

Approximately 310 options to purchase shares of the Company’s common stock were issued at a below market price, which required the Company to record approximately $5 in compensation expense during fiscal year 2003 and 2002

See accompanying notes to consolidated financial statements

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2003

Amounts in thousands, except per share data

(Unaudited)

1. Basis of Presentation

CyberGuard Corporation (the “Company”) has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate so as to make the information contained not misleading. These interim financial statements and the notes should be read in conjunction with the financial statements and the notes included in the Company’s 10-K for the year ended June 30, 2003 and the risk factors set forth in the Company’s annual report on Form 10-K, including, without limitation, risk related to the factors listed below. In the Company’s opinion, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the information shown, have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an on-going basis, we evaluate significant estimates used in preparing our financial statements, including revenue recognition, bad debt, software development cost, inventory valuation, and reserve for deferred taxes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results of operations that may be expected for the year ending June 30, 2004.

2. Summary of Significant Accounting Policies

Software Development Costs—The Company capitalizes costs related to the development of certain software products on a product by product basis in accordance with Statement of Financial Accounting Standards No. 86, “Accounting For the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”) which requires capitalization to begin when technological feasibility has been established and ends when the product is available for general release to customers. Software development costs incurred prior to technological feasibility, defined by implementation of a beta project, are considered research and development costs and are expensed as incurred. Capitalized costs are amortized on a straight-line method over two years, which reflects the rapid changes in security software and is the greater of the two amounts calculated using the methods noted in SFAS 86. Amortization starts when the product is available for general release to customers. Unamortized capitalized software cost is evaluated at each balance sheet date and compared to the net realizable value. Any excess capitalized cost above net realizable value will be written off. No such impairment existed at September 30, 2003. The Company capitalized $75 in software development costs for the three months ended September 30, 2003.

Revenue Recognition—Our revenue is derived from two primary sources:

(1) Product revenue which includes revenue from the sale of our firewall/VPN appliance, and

(2) Service revenue which is primarily maintenance which provides for customer support.

Revenues from product sales are recognized only when a contract or agreement has been executed, delivery of the product has occurred, the fee is fixed and determinable and we believe collection is

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2003

Amounts in thousands, except per share data

(Unaudited)

probable. Product revenue is generally recognized on product shipment; this includes the transfer of both title and risk of loss, provided that no significant obligations remain. There is no product right of return available to the customer. We defer revenues on product sales for new value added resellers where we are unable to determine the ability of the reseller to honor a commitment to make fixed or determinable payment. Revenue will be deferred until the resellers demonstrate consistency of payment within terms and there are no instances where we have to take back the product because of non-payment for a three-month period. For the quarter ended September 30, 2003, one reseller was reclassified from cash basis to accrual and for the quarter ended September 30, 2002, fourteen (14) resellers were changed from cash basis to accrual based on a reasonable assurance of collectibility from evaluating their payment history and no product returns. The impact of the reclassification did not have a material effect on revenue for the quarter ended September 30, 2003. For the quarter ended September 30, 2002, the reclassification increased revenues by approximately $252.

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

Net Income Per Share—Basic income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share data is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the treasury method. When the effects of the outstanding stock options, warrants and/or convertible securities are anti-dilutive, they are not included in the calculation of diluted earnings per share.

The table below illustrates the components of earnings per share:

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
Net Income	$1,160	$931
Weighted average number of common shares outstanding	21,312	19,181
Dilutive effect of:
Employee stock options	3,755	2,307
Warrants	1,861	684
Weighted average number of common shares outstanding	26,928	22,172
Earnings per share
Basic	0.05	0.05
Diluted	0.04	0.04

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2003

Amounts in thousands, except per share data

(Unaudited)

Stock-Based Compensation. The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for continued use of recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for stock based compensation. The Company applies the recognition and measurement principles of APB Opinion No. 25, and related interpretations in accounting for stock based compensation. For the three months ended September 30, 2003 and 2002, there was approximately $5 and $50 of stock based compensation reflected in net income. Stock based compensation was the result of stock issued at prices below market value at the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future periods or of the value of all options currently outstanding.

	Three months ended September 30,
	2003	2002
Net income as reported	$1,160	$931
Add: Stock-based employee compensation expense included in net income, net of related tax effect	$5	$50
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	$432	$1,044
Pro forma net income/ (loss)	$733	$(63)
Earnings / (loss) per share:
Basic—as reported	$0.05	$0.05
Basic—pro forma	$0.03	$(0.00)
Diluted—as reported	$0.04	$0.04
Diluted—pro forma	$0.03	$(0.00)

The fair value method for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three month periods ended September 30, 2003 and September 30, 2002: the risk-free interest rate was 2.16% and 3.12%; the expected dividend yield was 0% and 0%; the volatility factor of the expected market price of the Company’s common stock was 94% and 94%; and a grant life of the option of 3 years in both periods.

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2003

Amounts in thousands, except per share data

(Unaudited)

The Company’s operating results and financial condition may be impacted by a number of factors including, but not limited to, the following, any of which could cause actual results to vary materially from current and historical results or the Company’s anticipated future results. A portion of the Company’s revenue is derived from its international operations and sources. As a result, the Company’s operations and financial results could be affected by international factors such as; changes in foreign currency exchange rates, weak economic conditions in the international markets in which the Company distributes its products, conflict in the Middle East, and recent health warnings in the Asia / Pacific region. The network security industry is highly competitive and competition is expected to intensify. There are numerous companies competing in segments of the market in which the Company does business. Competitors include organizations significantly larger and with more development, marketing and financial resources than the Company. In addition, the Company is subject to risks and uncertainties which include, but are not limited to, the timely development of and acceptance of new products, impact of competitive products, competition for and retention of key management and technology employees, possible attacks on our networks causing changes to the public’s perception of the Company, the ability to secure additional financing, government regulation, inventory obsolescence, the ultimate outcome of certain litigation matters, and cash balances in excess of federally insured limits. For a more complete discussion of these factors affecting the Company’s business and prospects and forward-looking statements, please refer to Part II, Item 7 of Form 10K for the fiscal year ended June 30, 2003.

3. Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At September 30, 2003 we were not a party to transactions contemplated under FIN 46.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, Revenue Arrangements with Multiple Deliverables. The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables is not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The Company believes EITF 00-21 will not have any impact on the Company at this time.

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2003

Amounts in thousands, except per share data

(Unaudited)

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

SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial condition or results of operations.

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

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2003

Amounts in thousands, except per share data

(Unaudited)

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

In July 2003, the Company entered into a Memorandum of Understanding to settle this lawsuit. The settlement amount of $10 million required the Company to incur a one-time charge of $3.9 million in the fourth quarter of its fiscal year ending June 30, 2003 for the amount in excess of the insurance coverage and related costs. The Company paid in full its portion of the settlement amount in October. On October 9, 2003, the Company and all other parties signed a Stipulation and Agreement of Settlement and filed a Joint Motion for Preliminary Approval of Settlement of the lawsuit. On November 6, 2003, a hearing was held on the joint motion. The Company expects that a final hearing will be held in March of 2004. The terms of the settlement are subject to final approval by the court, and there can be no assurance that the court will approve this proposed settlement of the lawsuit.

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

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2003

Amounts in thousands, except per share data

(Unaudited)

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

5. Income tax benefit

The Company recorded an income tax benefit of $268 as of September 30, 2003, as a result of the reversal of a portion of the deferred tax asset valuation allowance. The reversal of the allowance was made because we believe it is more likely than not that the US net operating loss carryforward deferred tax asset, will be realized to the extent of the $268 tax benefit recorded. Our basis that it is more likely than not is our positive current financial results both in the US and on a consolidated basis, and our future US projections through the end of the second quarter of fiscal year 2006. The company’s current projection reflects in excess of $12 million in US taxable income from normal and recurring operations through the end of the second quarter of fiscal year 2006. This projection is the minimum amount of future US taxable income that would have to be generated to realize the $4,517 deferred tax asset. Our current level of US pretax earnings for financial reporting purposes would be sufficient to generate that minimum amount of US taxable income that would have to be generated through the end of the second quarter of fiscal year 2006. Our projection is based on continued growth in the business at market growth rates and maintaining operating margins in the US of approximately 10 to 12% through the end of the second quarter of fiscal year 2006. Our projections do not include significant improvement in gross margins or cost reductions. The Company’s net operating loss carryforwards begin to expire in 2010.

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

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2003

Amounts in thousands, except per share data

(Unaudited)

6. Subsequent Events

On November 12, 2003, the Company entered into an Agreement and Plan of Merger with SnapGear, Inc. to acquire SnapGear for approximately $16 million in cash and stock. The transaction is expected to close by December 31, 2003.

CYBERGUARD CORPORATION

September 30, 2003

(Dollars in thousands, except per share data)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements about future results, which are subject to risks, and uncertainties, including those discussed below. These statements relate to future events or our future financial performance. In many cases you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “intend”, or “continue”, or the negative of such terms and other comparable terminology. However, the absence of these words does not mean that the statements are not forward-looking. Forward-looking statements include statements about our plans, objectives, expectations, intentions and other statements that are not historical facts. They are subject to known and unknown risks and uncertainties and assumptions that could cause our actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, the risks described in Part II, Item 7, of the Company’s 10-K for the year ended June 30, 2003. You should not unduly rely on these forward-looking statements, which apply only as of the date of this quarterly report. We undertake no obligation to update any forward-looking statements to reflect new information, circumstances or events after the date of this report. These forward-looking statements are only predictions.

The Company provides a full suite of products and services for the network security industry. The products offered by the Company include the CyberGuard® Firewall and VPN, proprietary and third party technology and consulting and support services.

Results of Operations

The quarter ended September 30, 2003 compared to the quarter ended September 30, 2002

Total Revenues

Total revenues, consist of product sales and software maintenance and professional services, related to the sale of products. For the quarter ended September 30, 2003, total revenues increased by $1,920 to $9,020 compared to $7,100 for the quarter ended September 30, 2002. The increase was comprised of an increase in product sales of $1,298 and an increase in services of $622. International revenue represented approximately 54% of total revenues for the three months ended September 30, 2003 and 2002. The growth in revenues was driven by increased demand for our product in all geographic markets in both governmental and commercial sectors. The increase in product and service revenue is the result of an increase in the number of units shipped and not from an increase in product prices.

Network security product revenue accounted for 68% of revenue during the quarter ended September 30, 2003 compared to 69% of revenues during the quarter ended September 30, 2002.

Service revenue includes maintenance contracts related to new product sales, renewal maintenance contracts for products previously deployed, training and consulting services. Support services for network security products accounted for 32% of revenues during the quarter ended September 30, 2003 as compared to 31% of revenues during the quarter ended September 30, 2002. Revenue from maintenance contracts represented 90% of service revenue for the quarter ended September 30, 2003 and 91% of service revenue for the quarter ended September 30, 2002. The increase in maintenance revenue accounted for 90% of the increase in service revenue. The increase in service revenue corresponds to the growth in the Company’s customer base and its timing of renewal maintenance.

CYBERGUARD CORPORATION

September 30, 2003

(Dollars in thousands, except per share data)

Gross Profit

Gross profit as a percentage of revenues was 73% for the quarter ended September 30, 2003 and 74% for the quarter ended September 30, 2002.

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

Operating Expenses, Other Income and Expense and Net Income

Research and development expense includes salaries, non-capitalized equipment, software, software tools, and depreciation from capital equipment. Research and development expense increased by $785 to $1,832 for the quarter ended September 30, 2003 compared to $1,047 for the quarter ended September 30, 2002. Forty-four percent of the cost increase is the result of the acquisition of NetOctave in the third quarter of fiscal year 2003. The balance is the result of the return to full salary following the completion of the special option program discussed in Part I, Item 1, Footnote 7 of the 10Q filed with the SEC for the quarter ended December 31, 2001 as well as higher payroll costs due to additional headcount in the current quarter, when compared to the prior year. As a percentage of total revenue, research and development expense increased to 20% for the quarter ended September 30, 2003 from 15% for the quarter ended September 30, 2002.

We expect to increase our research and development costs in total dollars to enhance and expand our current product offerings and develop new products. We plan to continue to make the necessary investment in research and development to keep our products at a competitive advantage.

Selling, general and administrative expense includes salaries, commissions, costs associated with the executive, human resource, finance and administrative support functions, and legal and accounting professional services. Selling, general and administrative expense increased by $643 to $3,898 for the quarter ended September 30, 2003 from $3,255 for the quarter ended September 30, 2002.

The increase in selling, general and administrative expenses for the quarter ended September 30, 2003, of $643 is attributable to increases in professional fees associated with the NASDAQ relisting and legal fees associated with winding up the class action settlement. Other increases included labor costs consistent with the growth in the business, facilities expenses and depreciation and amortization expense.

Total other income increased $82 for the quarter ended September 30, 2003 to $58 compared to an expense of $24 for the quarter ended September 30, 2002.

The Company recorded an income tax benefit of $268 as of September 30, 2003, as a result of the reversal of a portion of the deferred tax asset valuation allowance. The reversal of the allowance was made because we believe it is more likely than not that the US net operating loss carryforward deferred tax asset, will be realized to the extent of the $268 tax benefit recorded. Our basis that it is more likely than not is our positive current financial results both in the US and on a consolidated basis, and our future US projections through the end of the second quarter of fiscal year 2006. The company’s current projection reflects in excess of $12 million in US taxable income from normal and recurring operations through the end of the second quarter of fiscal year 2006. This projection is the minimum amount of future US taxable income that would have to be generated to realize the $4,517 deferred tax asset. Our current level of pretax earnings for financial reporting purposes would be sufficient to generate that minimum amount of US taxable income that would have to be generated through the end of

CYBERGUARD CORPORATION

September 30, 2003

(Dollars in thousands, except per share data)

the second quarter of fiscal year 2006. Our projection is based on continued growth in the business at market growth rates and maintaining operating margins in the US of approximately 10 to 12% through the end of the second quarter of fiscal year 2006. Our projections do not include significant improvement in gross margins or cost reductions. The Company’s net operating loss carryforwards begin to expire in 2010.

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

We believe this is a reasonable approach in determining the deferred tax asset that may be realized. The risk factors discussed in Part II, Item 7 of Form 10K for the fiscal year ended June 30, 2003 could adversely affect our ability to generate future taxable income, thereby also adversely impacting our ability to realize the deferred tax asset. We will continue to evaluate each quarter the amount, if any, of additional reduction of the valuation allowance that should be made. This will be based on management’s estimate and conclusions regarding the ultimate realization of the deferred tax asset, including but not limited to, the company’s recent positive financial results as well as projected earnings over a two-year period. These projections are based upon products currently being sold and markets that currently produce sales. The impact of further reductions of the valuation allowance will be to record a tax benefit which will increase net income in the period the determination is made.

Net income for the quarter ended September 30, 2003 was $1,160 compared to net income of $931 for the quarter ended September 30, 2002.

Liquidity and Capital Resources

At September 30, 2003, the Company had cash and cash equivalents on hand of $15,469 representing an increase of $3,374 from $12,095 as of June 30, 2003. Net cash provided by operating activities during the three-month period ended September 30, 2003 of $1,484 was primarily attributable to net income from operations of $1,160 combined with an increase in deferred revenue, and a decrease in litigation receivable, accounts receivable, other net and other current assets, offset by a deferred tax benefit, and a decrease in litigation payable, accounts payable and accrued expenses. Net cash used in investing activities during the three-month period ended September 30, 2003 of $191 related to the purchase of property and equipment and the capitalization of software costs. Cash provided by financing activities of $2,081 during the three-month period ended September 30, 2003 reflects the proceeds from stock options exercised and purchases made through the Company’s Employee Stock Purchase Plan.

The Company’s principal sources of liquidity at September 30, 2003, consisted of cash and cash equivalents, accounts receivable, and vendor trade credit.

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

CYBERGUARD CORPORATION

September 30, 2003

(Dollars in thousands, except per share data)

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

CYBERGUARD CORPORATION

September 30, 2003

(Dollars in thousands, except per share data)

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

CYBERGUARD CORPORATION

September 30, 2003

(Dollars in thousands, except per share data)

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

CYBERGUARD CORPORATION

September 30, 2003

(Dollars in thousands, except per share data)

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

CYBERGUARD CORPORATION

September 30, 2003

(Dollars in thousands, except per share data)

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

In July 2003, the Company entered into a Memorandum of Understanding to settle this lawsuit. The settlement amount of $10 million required the Company to incur a one-time charge of $3.9 million in the fourth quarter of its fiscal year ending June 30, 2003 for the amount in excess of the insurance coverage and related costs. The Company paid in full its portion of the settlement amount in October. On October 9, 2003, the Company and all other parties signed a Stipulation and Agreement of Settlement and filed a Joint Motion for Preliminary Approval of Settlement of the lawsuit. On November 6, 2003, a hearing was

CYBERGUARD CORPORATION

September 30, 2003

(Dollars in thousands, except per share data)

held on the joint motion. The Company expects that a final hearing will be held in March of 2004. The terms of the settlement are subject to final approval by the court, and there can be no assurance that the court will approve this proposed settlement of the lawsuit.

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

CYBERGUARD CORPORATION

September 30, 2003

(Dollars in thousands, except per share data)

Patrick J. Clawson was appointed a member of the Board effective October 14, 2003. Scott. J. Hammack has resigned as the CEO and Chairman of the Board, and will leave the Company in January 2004. Patrick J. Clawson will assume the position of CEO and Chairman of the Board in January 2004.

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

(b) Reports filed on Form 8-K during the quarter ended September 30, 2003:

During the quarter ended September 30, 2003, the Company filed two Current Reports on Form 8-K: on July 11, 2003, Item 5 and Item 7 and on August 12, 2003, Item 7 and Item 12. The July 11, 2003 filing was in connection with the settlement of the class action lawsuit and the August 12, 2003 filing was in connection with the results of operations for the fiscal year ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003	CYBERGUARD CORPORATION

	By:	/s/ Scott J. Hammack

Chairman and Chief Executive Officer

	By:	/s/ Michael D. Matte
Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.		DESCRIPTION

31.01	—	Certification by Scott Hammack, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-15.

31.02	—	Certification by Michael D. Matte, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-15.

32.01	—	Certification by Scott Hammack, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.02	—	Certification by Michael D. Matte, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)