Form 10-Q
period 2003-12-31
CYBERGUARD CORP
filed 2004-02-12
CIK 927133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2003

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

As of February 9, 2003, 23,498,265 shares of the Registrant’s $0.01 par value Common Stock were outstanding.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands)

	December 31, 2003	June 30, 2003
ASSETS
Current assets
Cash and cash equivalents	$14,202	$12,095
Restricted cash	521	379
Accounts receivable, less allowance for uncollectible accounts of $227 at Dec 31, 2003 and $707 at June 30, 2003	7,656	7,608
Inventories, net	2,512	359
Other current assets	948	967
Receivable from insurance company	—	6,500

Total current assets	25,839	27,908
Property and equipment at cost, less accumulated depreciation of $4,046 at Dec 31, 2003 and $3,373 at June 30, 2003	1,471	1,762
Capitalized software, less accumulated amortization of $2,087 at Dec 31, 2003 and $1,988 at June 30, 2003	566	158
Intangibles, less accumulated amortization of $739 at Dec 31, 2003 and $304 at June 30, 2003	3,364	799
Other assets	165	283
Goodwill	6,780	—
Deferred tax asset, net	5,116	4,249

Total assets	$43,301	$35,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,801	$1,215
Deferred revenue	6,219	5,697
Litigation payable	—	10,400
Accrued expenses and other liabilities	4,605	3,176

Total current liabilities	12,625	20,488

Commitments and Contingencies	—	—
Shareholders’ equity
Preferred stock par value $0.01; authorized 5,000 shares; none issued	—	—
Common stock par value $0.01; authorized 50,000 shares; issued and outstanding 22,953 at Dec 31, 2003 and 20,953 at June 30, 2003	230	210
Additional paid-in capital	111,522	94,924
Accumulated deficit	(77,038)	(80,542)
Unearned restricted stock compensation	(4,113)	—
Accumulated other comprehensive income	75	79

Total shareholders’ equity	30,676	14,671

Total liabilities and shareholders’ equity	$43,301	$35,159

See accompanying notes to consolidated financial statements

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2003	Dec. 31, 2002
Revenues
Products	$8,211	$5,795	$14,384	$10,668
Services	3,025	2,438	5,872	4,665

Total revenues	11,236	8,233	20,256	15,333

Cost of revenues
Products	2,361	1,398	3,980	2,622
Services	933	721	1,769	1,273

Total cost of revenues	3,294	2,119	5,749	3,895

Gross profit	7,942	6,114	14,507	11,438

Operating expenses
Research and development	1,563	1,207	3,395	2,254
Selling, general and administrative	4,796	3,543	8,695	6,865

Total operating expenses	6,359	4,750	12,090	9,119

Operating income	1,583	1,364	2,417	2,319

Other income
Interest income, net	35	25	68	54
Gain/(loss) on sale of assets	0	3	—	(33)
Other income	127	116	152	100

Total other income	162	144	220	121

Income before income taxes	1,745	1,508	2,637	2,440

Income tax benefit	599	—	867	—

Net income	$2,344	$1,508	$3,504	$2,440

Basic earnings per common share	$0.11	$0.08	$0.16	$0.13

Weighted average number of common shares outstanding	22,239	19,475	21,776	19,328

Diluted earnings per common share	$0.08	$0.06	$0.12	$0.10

Weighted average number of common shares outstanding	29,319	24,316	28,883	23,479

See accompanying notes to condensed consolidated financial statements

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	Dec. 31, 2003	Dec. 31, 2002
Cash flows from operating activities
Net income	$3,504	$2,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	673	476
Amortization	535	152
Amortization of unearned restricted stock compensation	274	—
Loss on disposal of property & equipment	—	33
Deferred tax benefit	(867)	—
Provision for uncollectible accounts receivable	31	328
Compensation expense related to stock options	10	70
Non cash expense for company 401(k) match	217	123
Changes in assets and liabilities (excluding the effect of acquisition)
Decrease in restricted cash	(40)	(31)
Increase in accounts receivable	(41)	(1,663)
Decrease/(Increase) in other current assets	19	(374)
Increase in inventories	(49)	(320)
Decrease in other, net	118	14
(Decrease)/Increase in accounts payable	(635)	110
Increase in accrued expenses and other liabilities	760	196
Increase in deferred revenue	15	726
Decrease in litigation receivable	6,500	—
Decrease in litigation payable	(10,400)	—

Net cash provided by operating activities	624	2,280

Cash flows used in investing activities
Acquisition of SnapGear, net of cash acquired	85	—
Capitalized software costs	(507)	(179)
Purchase of property & equipment	(259)	(20)

Net cash used in investing activities	(681)	(199)

Cash flows provided by financing activities
Repayment of notes payable	—	(44)
Proceeds from stock options exercised	2,104	766
Proceeds from sale of common stock in stock purchase plan	64	36

Net cash provided by financing activities	2,168	758

Translation adjustment	(4)	(74)

Net increase in cash	2,107	2,765
Cash and cash equivalents at beginning of period	12,095	6,166

Cash and cash equivalents at end of period	$14,202	$8,931

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$3

Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash information

During fiscal year 2002, the Company’s CEO, Scott Hammack, participated in a special option program which required the Company to record compensation expense of $60.

Approximately 310 options to purchase shares of the Company’s common stock were issued at a below market price, which required the Company to record approximately $10 in compensation expense during fiscal year 2003 and 2002.

In connection with the acquisition of SnapGear, 1,651 shares valued at $14,222 were issued and a contingent purchase consideration of $800 was accrued for during the quarter ended December 31, 2003. The following assets and liabilities were acquired:

Current Assets
Cash assets	1,886
Restricted Cash	102
Receivables	39
Inventories	2,112

Total Current Assets	4,139
Non-current assets
Intangible assets	3,000
Goodwill	6,780
Plant & equip	115

Total non-current assets	9,895
Current Liabilities
Trade Creditors	421
Deferred Revenues	507
Accrued Expenses	669

Total Current Liabilities	1,597
Unearned restricted stock	4,387

Total assets acquired	16,824

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2003

Amounts in thousands, except per share data

(Unaudited)

1.	Basis of Presentation

CyberGuard Corporation (the “Company”) has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate so as to make the information contained not misleading. These interim financial statements and the notes should be read in conjunction with the financial statements and the notes included in the Company’s 10-K for the year ended June 30, 2003 and the risk factors set forth in the Company’s annual report on Form 10-K, including, without limitation, risk related to the factors listed below. In the Company’s opinion, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the information shown, have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an on-going basis, we evaluate significant estimates used in preparing our financial statements, including revenue recognition, bad debt, software development cost, inventory valuation, and reserve for deferred taxes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The results of operations for the six months ended December 31, 2003 are not necessarily indicative of the results of operations that may be expected for the year ending June 30, 2004.

2.	Summary of Significant Accounting Policies

Software Development Costs— The Company capitalizes costs related to the development of certain software products on a product by product basis in accordance with Statement of Financial Accounting Standards No. 86, “Accounting For the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”) which requires capitalization to begin when technological feasibility has been established and ends when the product is available for general release to customers. Software development costs incurred prior to technological feasibility, defined by implementation of a beta project, are considered research and development costs and are expensed as incurred. Capitalized costs are amortized on a straight-line method over two years. The amount amortized, is the greater of the two amounts calculated using the methods noted in SFAS 86. Amortization starts when the product is available for general release to customers. Unamortized capitalized software cost is evaluated at each balance sheet date and compared to the net realizable value. Any excess capitalized cost above net realizable value will be written off. No such impairment existed at December 31, 2003. The Company capitalized $432 in software development costs for the three months ended December 31, 2003 and $507 for the six months ended December 31, 2003.

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2003

Amounts in thousands, except per share data

(Unaudited)

Revenue Recognition— The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition”, SOP 81-8, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. Revenue recognition in accordance with these pronouncements can be complex due to the nature and variability of the Company’s sales transactions. The Company’s revenue is primarily from the following sources:

(i)	Product sales to resellers and end users.

(ii)	Contract engineering services, primarily from software and hardware customization for original equipment manufacturer (OEM) customers

(iii)	Product sales with customer-specific acceptance provisions to OEM customers and

(iv)	Service revenue which is primarily maintenance which provides for customer support.

Revenues from product sales are recognized only when a contract or agreement has been executed, delivery of the product has occurred, the fee is fixed and determinable and we believe collection is probable. Product revenue is generally recognized on product shipment; this includes the transfer of both title and risk of loss, provided that no significant obligations remain. There is no product right of return available to the customer. We defer revenues on product sales for new value added resellers where we are unable to determine the ability of the reseller to honor a commitment to make fixed or determinable payment. Revenue will be deferred until the resellers demonstrate consistency of payment within terms and there are no instances where we have to take back the product because of non-payment for a three-month period. For the quarter ended December 31, 2003, four resellers were reclassified from cash basis to accrual, based on a reasonable assurance of collectibility from evaluating their payment history and no product returns. No resellers were reclassified for the quarter ended December 31, 2002. For the six months ended December 31, 2003 and 2002, five and thirteen resellers were reclassified from cash basis to accrual. The impact of the reclassifications did not have a material effect on revenue in any of the periods.

The Company recognizes contract engineering service revenue on a completed contract basis in accordance with SOP 81-1. Contract engineering contracts are relatively short term ranging from 1-3 months. Revenues from this source are insignificant as a percentage of total revenue and are generated from a limited number of customers served by the SnapGear subsidiary.

The Company recognizes revenue from product sales with customer-specific acceptance provisions when such specifications have been met and the title and risks and rewards of ownership transfer to the customer. This applies to revenue generated from customers of the SnapGear subsidiary.

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

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2003

Amounts in thousands, except per share data

(Unaudited)

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

The table below illustrates the components of earnings per share:

	Three months ended December 31, 2003	Three months ended December 31, 2002	Six months ended December 31, 2003	Six months ended December 31, 2002
Net Income	$2,344	$1,508	$3,504	$2,440

Weighted average number of common shares outstanding	22,239	19,475	21,776	19,328
Dilutive effect of:
Employee stock options	4,711	3,559	4,730	3,104
Unearned restricted stock	522	—	522	—
Warrants	1,847	1,282	1,854	1,047

Weighted average number of common shares outstanding	29,319	24,316	28,882	23,479

Earnings per share
Basic	0.11	0.08	0.16	0.13
Diluted	0.08	0.06	0.12	0.10

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

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2003

Amounts in thousands, except per share data

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
Net income as reported	$2,344	$1,508	$3,504	$2,440
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	564	592	1,035	1,637

Pro forma net income	$1,780	$916	$2,469	$803
Earnings per share:
Basic—as reported	$0.11	$0.08	$0.16	$0.13
Basic—pro forma	$0.08	$0.05	$0.11	$0.04
Diluted—as reported	$0.08	$0.06	$0.12	$0.10
Diluted—pro forma	$0.06	$0.04	$0.09	$0.03

The fair value method for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three month and six month period ended December 31, 2003 and 2002: the risk-free interest rate was 2.13%; the expected dividend yield was 0.0%, the volatility factor of the expected market price of the Company’s common stock was 85%, and a grant life of the option of 3 years.

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

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2003

Amounts in thousands, except per share data

(Unaudited)

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

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2003

Amounts in thousands, except per share data

(Unaudited)

variable interest that it acquired before February 1, 2003. At December 31, 2003 we were not a party to transactions contemplated under FIN 46.

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

In November 2002 the Emerging Issues Task Force reached a consensus opinion on EITF 02-16, Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor. EITF 02-16 requires that cash payments, credits, or equity instruments received, as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002. At December 31, 2003, we were not a party to transactions contemplated by EITF 02-16.

4.	Acquisition of SnapGear, Inc.

On November 26, 2003, the Company completed the acquisition of SnapGear, Inc., a Delaware corporation (“SnapGear”), pursuant to an Agreement and Plan of Merger dated November 12, 2003 (“Agreement”).

The consideration to SnapGear was approximately $16,000 in cash and stock. The $16,000 consideration consisted of: (a) approximately 1,651 shares of the Company’s common stock valued at $14,400; and (b) cash of approximately $1,600. In addition, the stockholders of SnapGear are entitled to receive up to approximately 367 additional shares of the Company’s common stock valued at $3,200 if certain revenue targets are attained post-closing.

SnapGear stockholders were granted certain registration rights pertaining to the common stock they received in the transaction. The purchase price was determined through arms-length negotiations between representatives of the Company and SnapGear. The Company’s general corporate funds were the source of the funds used to fund the cash portion of the purchase price.

SnapGear, a privately-held company founded in Australia, is a leading developer of embedded Linux security and offers a popular line of edge firewall/VPN security appliances for the small to medium enterprise markets. SnapGear offers a range of products that will allow the Company to broaden its product offering and compete in new market segments.

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2003

Amounts in thousands, except per share data

(Unaudited)

The following table summarizes the estimated fair values of the assets acquired. The acquisition was accounted for using the purchase method of accounting, as required by Statement of Financial Accounting Standard No. 141, “Business Combinations.” Under this method of accounting, the Company allocated the purchase price to the fair value of the assets acquired, including identified intangible assets. The allocation was based on management’s estimates, which included an independent third party valuation. The Company is in the process of finalizing the purchase price allocation and these are subject to change. The purchase price allocated includes $800 of the $3,200 contingent earnout based on the Company’s estimate of SnapGear achieving a revenue target per the Agreement, during the twelve months ended November 30, 2004. The purchase price included closing costs of $219.

Current Assets
Cash assets	$1,886
Restricted Cash	102
Receivables	39
Inventories	2,112

Total Current Assets	4,139
Non-current assets
Intangible assets	3,000
Goodwill	6,780
Plant & equip	115

Total non-current assets	9,895
Current Liabilities
Trade Creditors	421
Deferred Revenues	507
Accrued Expenses	669

Total Current Liabilities	1,597
Unearned restricted stock compensation	4,387

Total assets acquired	$16,824

The following values were assigned to intangible assets; (a) developed technology - $1,000 and (b) customer relationships - $2,000. A useful life of 30 months was assigned to developed technology and 60 months to customer relationships. Amortization expense included in the results of operations for these intangible assets acquired, for the quarter ended December 31, 2003, was $67. Unearned restricted stock compensation of $4,387 includes certain shares that will be released from escrow to Snapgear

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2003

Amounts in thousands, except per share data

(Unaudited)

shareholders contingent on their future employment over a 12 and 24 required employment period. Amortized expense of $274, related to the unearned restricted stock compensation, was included in the results of operations for the quarter ended December 31, 2003. Refer to Note 7 for additional disclosure related to the unearned restricted stock compensation balance recorded.

The results of operations of SnapGear have been included in the consolidated statement of operations from November 27, 2003 to December 31, 2003.

Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the acquisition of SnapGear were as follows for the periods ended December 31, 2003. The amounts are shown as if the acquisition had occurred at the beginning of each period presented:

	For the three months ended December 31, 2003	For the six months ended December 31, 2003
Revenues - proforma	$12,734	$23,567
Net income – proforma	$1,417	$1,801
Earnings per share - basic – proforma	$0.06	$0.08
Earnings per share – diluted – proforma	$0.05	$0.06

This information is not necessarily indicative of the operational results that would have occurred if the acquisition had been consummated on the dates indicated nor is it necessarily indicative of future operating results or financial position of the combined enterprise. The unaudited proforma combined condensed financial information does not reflect any adjustments to conform accounting practices or to reflect any cost savings or other synergies anticipated as a result of the acquisition.

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

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2003

Amounts in thousands, except per share data

(Unaudited)

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

In July 2003, the Company entered into a Memorandum of Understanding to settle this lawsuit. The settlement amount of $10 million required the Company to incur a one-time charge of $3.9 million in the fourth quarter of its fiscal year ending June 30, 2003 for the amount in excess of the insurance coverage and related costs. The Company paid its portion of the settlement amount in cash. On October 9, 2003, the Company and all other parties signed a Stipulation and Agreement of Settlement and filed a Joint Motion for Preliminary Approval of Settlement of the lawsuit. On November 6, 2003, a hearing was held on the joint motion. The Company expects that a final hearing will be held in April of 2004. The terms of the settlement are subject to final approval by the court, and there can be no assurance that the court will approve this proposed settlement of the lawsuit.

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

On November 14, 2002, the Company filed a lawsuit against Data Return Corporation (“Data Return”) in the United States District Court of the Northern District of Texas, alleging breach of contract, and seeking, among other remedies, damages of approximately $4 million. On December 9, 2002, Data Return filed an answer and affirmative defenses, and also counterclaims against the Company, alleging breach of contract, breach of warranty, fraud, negligent misrepresentation and deceptive trade practices, and seeking unspecified damages. On December 30, 2002, the Company filed its answer and affirmative defenses to the counterclaims and a motion to dismiss the fraud, negligent misrepresentation and deceptive trade practices counterclaims.

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2003

Amounts in thousands, except per share data

(Unaudited)

In February 2003, the Company has learned that Data Return filed for bankruptcy protection under Chapter 11 in the United States Bankruptcy Court, District of Massachusetts. In Re divine, et seq., (Case Nos. 11472-JNF, et seq.). More specifically, the Data Return bankruptcy proceeding was consolidated with a number of other Chapter 11 proceedings that had been filed for other related entities, including but not limited to divine, Inc. In December 2003, Data Return filed a motion in the bankruptcy proceeding requesting an order authorizing a settlement between Data Return and the Company pursuant to which the parties would resolve all disputes between them, with the only consideration being the exchange of mutual releases from liability. With no objections having been received, the court granted the motion authorizing the settlement agreement and entered an order on the bankruptcy court’s docket effective January 22, 2004. Given the parties’ resolution of the disputes, the pertinent documents necessary to dismiss the proceeding in the United States District Court for the Northern District of Texas will be filed.

The Company is involved from time to time, in the ordinary course of its business, in various litigation relating to the conduct of its business. The Company believes that these other litigation matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

6.	Income tax benefit

The Company recorded an income tax benefit of $599 for the three months ended December 31, 2003, and $867 for the six months ended December 31, 2003, as a result of the reversal of a portion of the deferred tax asset valuation allowance. The reversal of the allowance was made because the Company believes it is more likely than not that the deferred tax assets relating to the U.S. net operating loss carryforward, will be realized to the extent of the tax benefit recorded. The computation of our deferred tax asset and valuation allowance is based on taxable income we expect to earn over the next two years which will include the utilization of previously accumulated net operating tax losses. We will continue to evaluate each quarter the amount, if any, of additional reduction of the valuation allowance that should be made. This will be based on management’s estimate and conclusions regarding the ultimate realization of the deferred tax asset, including but not limited to, the company’s recent positive financial results as well as projected earnings over a two-year period. The impact of further reductions of the valuation allowance will be to record a tax benefit which will increase net income in the period the determination is made.

The factors which we will consider in evaluating when, and if, it would be appropriate to reverse the entire valuation allowance would include: the sufficient passage of time in which we have achieved our projections and utilized the tax net operating loss carryforward as planned, changes in the industry, our product life-cycle, profitability trends, and tax law changes.

7.	Subsequent Events

The unamortized unearned restricted stock compensation balance of $4,113 at December 31, 2003, originally recorded in connection with the acquisition of SnapGear, and which represents the portion of the purchase consideration linked to continued employment of certain key employees of SnapGear, will be written off as a one-time non-cash charge during Q3 of fiscal year 2004. This is as a result of the Company election to remove the employment requirement from the restricted stock agreement. The restricted stock agreement will still require release of stock to these employees from escrow over the next two years.

CYBERGUARD CORPORATION

December 31, 2003

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

The Company provides a full suite of products and services for the network security industry. The products offered by the Company include the CyberGuard® and SnapGear® firewall appliances and VPN, proprietary and third party technology and consulting and support services.

Results of Operations

The quarter ended December 31,, 2003 compared to the quarter ended December 31, 2002

Total Revenues

Total revenues, consist of product sales and maintenance and professional services, related to the sale of products. For the quarter ended December 31, 2003, total revenues increased by $3,003 to $11,236 compared to $8,233 for the quarter ended December 31, 2002. The increase was comprised of an increase in product sales of $2,416 and an increase in services of $587. International revenue represented approximately 50% of total revenues for the three months ended December 31, 2003 and 44% of total revenues for the three months ended December 31, 2002. The growth in revenues was driven by increased demand for our product in all geographic markets and in both governmental and commercial sectors. International revenue was positively impacted by the stronger Euro and British pound compared to the US dollar. The increase in product and service revenue is the result of an increase in the number of units shipped and not from an increase in product prices.

Network security product revenue accounted for 73% of revenue during the quarter ended December 31, 2003 compared to 70% of revenues during the quarter ended December 31, 2002.

Service revenue includes maintenance contracts related to new product sales, renewal maintenance contracts for products previously deployed, training and consulting services. Support services for network security products accounted for 27% of revenues during the quarter ended December 31, 2003 as compared to 30% of revenues during the quarter ended December 31, 2002. The increase in service revenue corresponds to the growth in the Company’s customer base and its timing of renewal maintenance.

CYBERGUARD CORPORATION

December 31, 2003

(Dollars in thousands, except per share data)

Gross Profit

Gross profit as a percentage of revenues was 71% for the quarter ended December 30, 2003 and 74% for the quarter ended December 31,2002.

The lower gross margin is the direct result of the inclusion of SnapGear results, which have lower gross margins than the existing CyberGuard product range.

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

Operating Expenses, Other Income and Expense and Net Income

Research and development expense includes salaries, non-capitalized equipment, software, software tools, and depreciation from capital equipment. Research and development expense increased by $356 to $1,563 for the quarter ended December 31, 2003 compared to $1,207 for the quarter ended December 31, 2002. The increase is net of research and development costs capitalized during the quarter ended December 31, 2003 of $432 compared to $76 of research and development costs capitalized during the quarter ended December 31, 2002. Forty eight percent of the remaining increase in cost is the result of the acquisition of NetOctave. The balance is the result of the return to full salary following the completion of the special option program discussed in Part I, Item 1, Footnote 7 of the 10Q filed with the SEC for the quarter ended December 31, 2001 as well as the acquisition of SnapGear and higher payroll costs due to additional headcount in the current quarter, when compared to the prior year. As a percentage of total revenue, research and development expense decreased to 13% for the quarter ended December 31, 2003 from 15% for the quarter ended December 31, 2002. The lower percentage is the result of the increase in research and development costs capitalized in the current quarter when compared to the prior year as well as the increase in Company revenues.

We expect to increase our research and development costs in total dollars to enhance and expand our current product offerings and develop new products. We plan to continue to make the necessary investment in research and development to keep our products at a competitive advantage.

Selling, general and administrative expense includes salaries, commissions, costs associated with the executive, human resource, finance and administrative support functions, legal and accounting professional services, and depreciation and amortization expense. Selling, general and administrative expense increased by $1,253 to $4,796 for the quarter ended December 31, 2003 from $3,543 for the quarter ended December 31, 2002.

The increase in selling, general and administrative expenses for the quarter ended December 31, 2003, of $1,253 is primarily attributable to increases in the sales and marketing area related to increased headcount for training, marketing, inside sales staff and expansion of personnel within our US Government sales force. Headcount has also increased in our international operations in the EMEA and APAC regions. The return to full salary following the special option program as described above in the discussion on research and development expense also contributed to the increase. The additional payroll related costs in the areas described above, accounted for 72% of the overall selling, general and administrative expense increase of $1,253. Marketing expenditures accounted for 12% of the increase. Additionally, amortization expense

CYBERGUARD CORPORATION

December 31, 2003

(Dollars in thousands, except per share data)

increased for the quarter when compared to the prior year, as a result of intangible assets acquired in the NetOctave and SnapGear acquisitions which accounted for 11% of the increase.

Total other income increased $18 for the quarter ended December 31, 2003 to $162 compared to $144 for the quarter ended December 31, 2002. The increase was the result of an increase in interest income and an increase in foreign currency translation gains.

The Company recorded an income tax benefit of $599 as of December 31, 2003, as a result of the reversal of a portion of the deferred tax asset valuation allowance. The reversal of the allowance was made because the Company believes it is more likely than not that this portion of the deferred tax asset will be realized. The computation of our deferred tax asset and valuation allowance is based on taxable income we expect to earn over the next two years which will include the utilization of previously accumulated net operating tax losses. A valuation allowance is provided for that portion of our deferred tax asset, which we cannot determine, is more likely than not to be recognized, due to our cumulative losses and the uncertainty as to future recoverability. We believe this is a conservative approach in determining the deferred tax asset that may be realized. The risk factors discussed in Part II, Item 7 of Form 10K for the fiscal year ended June 30, 2003 could adversely affect our ability to generate future taxable income, thereby also adversely impacting our ability to realize the deferred tax asset. We will continue to evaluate each quarter the amount, if any, of additional reduction of the valuation allowance that should be made. This will be based on management’s estimate and conclusions regarding the ultimate realization of the deferred tax asset, including but not limited to, the company’s recent positive financial results as well as projected earnings over a two-year period. These projections are based upon products currently being sold and markets that currently produce sales. The impact of further reductions of the valuation allowance will be to record a tax benefit which will increase net income in the period the determination is made.

Net income for the quarter ended December 31, 2003 was $2,344 compared to net income of $1,508 for the quarter ended December 31, 2002.

The six-month period ended December 31,, 2003 compared to the six-month period ended December 31, 2002

Total Revenues

Total revenues, consist of product sales and maintenance and professional services, related to the sale of products. For the six-month period ended December 31, 2003, total revenues increased by $4,923 to $20,256 compared to $15,333 for the six-month period ended December 31, 2002. The increase was comprised of an increase in product sales of $3,716 and an increase in services of $1,207. International revenue represented approximately 52% of total revenues for the six-month period ended December 31, 2003 and 48% of total revenues for the six-month period ended December 31, 2002. The growth in revenues was driven by increased demand for our product in all geographic markets and in both governmental and commercial sectors. The increase in product and service revenue is the result of an increase in the number of units shipped and not from an increase in product prices.

Network security product revenue accounted for 71% of revenue during the six-month period ended December 31, 2003 compared to 70% of revenues during the quarter ended December 31, 2002.

Service revenue includes maintenance contracts related to new product sales, renewal maintenance contracts for products previously deployed, training and consulting services. Support services for network security products accounted for 29% of revenues during the quarter ended December 31, 2003 compared to 30% of revenues during the quarter ended December 31, 2002. The increase in service

CYBERGUARD CORPORATION

December 31, 2003

(Dollars in thousands, except per share data)

revenue corresponds to the growth in the Company’s customer base and its timing of renewal maintenance.

Gross Profit

Gross profit as a percentage of revenues was 72% for the six-month period ended December 30, 2003 and 75% for the six-month period ended December 31,2002.

The lower gross margin is the direct result of the inclusion of SnapGear results, which have lower gross margins than the existing CyberGuard product range

The Company’s gross margin has been, and will continue to be, affected by a variety of factors including, competition, the mix and average selling prices of products, new product introductions and enhancements, and the fluctuations in manufacturing volumes. We must continue to manage each of these factors effectively for our gross margins to remain at their current level.

Operating Expenses, Other Income and Expense and Net Income

Research and development expense includes salaries, non-capitalized equipment, software, software tools, and depreciation from capital equipment. Research and development expense increased by $1,141 to $3,395 for the six-month period ended December 31, 2003 compared to $2,254 for the six-month period ended December 31, 2002. The increase is net of research and development costs capitalized during the six-month period ended December 31, 2003 of $507 compared to $179 of research and development costs capitalized during the six-month period ended December 31, 2002. Thirty-seven percent of the cost increase is the result of the acquisition of NetOctave. The balance is the result of the return to full salary following the completion of the special option program discussed in Part I, Item 1, Footnote 7 of the 10Q filed with the SEC for the quarter ended December 31, 2001 as well as higher payroll costs due to additional headcount in the current period, when compared to the prior year. As a percentage of total revenue, research and development expense increased to 17% for the six-month period ended December 31, 2003 from 15% for the six-month period ended December 31, 2002.

We expect to increase our research and development costs in total dollars to enhance and expand our current product offerings and develop new products. We plan to continue to make the necessary investment in research and development to keep our products at a competitive advantage.

Selling, general and administrative expense includes salaries, commissions, costs associated with the executive, human resource, finance and administrative support functions, legal and accounting professional services, and depreciation and amortization expense. Selling, general and administrative expense increased by $1,830 to $8,695 for the six-month period ended December 31, 2003 from $6,865 for the six-month period ended December 31, 2002.

The increase in selling, general and administrative expenses for the six-month period ended December 31, 2003, is attributable to increases in headcount for training, marketing and inside sales staff as well as expansion of personnel for our US Government sales division. Headcount has also increased in our international operations in the EMEA and APAC regions. The additional payroll related costs in the areas described above, accounted for 68% of the overall selling, general and administrative expense increase of $1,830. Other cost increases included higher expenditures related to professional services, which accounted for 14% of the increase, and depreciation and amortization expense, which accounted for a further 14% of the increase.

CYBERGUARD CORPORATION

December 31, 2003

(Dollars in thousands, except per share data)

Total other income increased $99 for the six-month period ended December 31, 2003 to $220 compared to $121 for the six-month period ended December 31, 2002. The increase was the result of an increase in interest income and foreign currency translation gains and a decrease in the loss on sale of fixed assets.

The Company recorded an income tax benefit of $867 for the six-month period December 31, 2003, as a result of the reversal of a portion of the deferred tax asset valuation allowance. The reversal of the allowance was made because the Company believes it is more likely than not that this portion of the deferred tax asset will be realized. The computation of our deferred tax asset and valuation allowance is based on taxable income we expect to earn over the next two years which will include the utilization of previously accumulated net operating tax losses. A valuation allowance is provided for that portion of our deferred tax asset, which we cannot determine, is more likely than not to be recognized, due to our cumulative losses and the uncertainty as to future recoverability. We believe this is a conservative approach in determining the deferred tax asset that may be realized. The risk factors discussed in Part II, Item 7 of Form 10K for the fiscal year ended June 30, 2003 could adversely affect our ability to generate future taxable income, thereby also adversely impacting our ability to realize the deferred tax asset. We will continue to evaluate each quarter the amount, if any, of additional reduction of the valuation allowance that should be made. This will be based on management’s estimate and conclusions regarding the ultimate realization of the deferred tax asset, including but not limited to, the company’s recent positive financial results as well as projected earnings over a two-year period. These projections are based upon products currently being sold and markets that currently produce sales. The impact of further reductions of the valuation allowance will be to record a tax benefit which will increase net income in the period the determination is made.

Net income for the six-month period ended December 31, 2003 was $3,504 compared to net income of $2,440 for the six-month period ended December 31, 2002.

Liquidity and Capital Resources

At December 31, 2003, the Company had cash and cash equivalents on hand of $14,202 representing an increase of $2,107 from $12,095 as of June 30, 2003. Net cash provided by operating activities during the six-month period ended December 31, 2003 of $624 was primarily attributable to net income from operations of $3,504 combined with an increase in accrued expenses and deferred revenue, and a decrease in litigation receivable and other net, offset by a deferred tax benefit, and a decrease in litigation payable and accounts payable. Net cash used in investing activities during the six-month period ended December 31, 2003 of $681 related to the purchase of property and equipment and the capitalization of software costs. Cash provided by financing activities of $2,168 during the six-month period ended December 31, 2003 reflects the proceeds from stock options exercised and purchases made through the Company’s Employee Stock Purchase Plan.

The Company’s principal sources of liquidity at December 31, 2003, consisted of cash, accounts receivable, and vendor trade credit.

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

December 31, 2003

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

Our revenue is derived from the following sources:

(i)	Product sales to resellers and end users.

(ii)	Contract engineering services, primarily from software and hardware customization for original equipment manufacturer (OEM) customers

(iii)	Product sales with customer-specific acceptance provisions to OEM customers and

(iv)	Service revenue which is primarily maintenance which provides for customer support.

Revenues from product sales are recognized only when a contract or agreement has been executed, delivery of the product has occurred, the fee is fixed and determinable and we believe collection is probable. Product revenue is generally recognized on product shipment; this includes the transfer of both title and risk of loss, provided that no significant obligations remain. There is no product right of return available to the customer. We defer revenues on product sales for new value added resellers where we are unable to determine the ability of the reseller to honor a commitment to make fixed or determinable payment. Revenue will be deferred until the resellers demonstrate consistency of payment within terms and there are no instances where we have to take back the product because of non-payment for a three-month period. For the quarter ended December 31, 2003, four resellers were reclassified from cash basis to accrual, based on a reasonable assurance of collectibility from evaluating their payment history and no product returns. No resellers were reclassified for the quarter ended December 31, 2002. For the six months ended December 31, 2003 and 2002, five and thirteen resellers were reclassified from cash basis

CYBERGUARD CORPORATION

December 31, 2003

(Dollars in thousands, except per share data)

to accrual. The impact of the reclassifications did not have a material effect on revenue in any of the periods.

The Company recognizes contract engineering service revenue on a completed contract basis inaccordance with SOP 81-1. Contract engineering contracts are relatively short term ranging from 1-3 months.

The Company recognizes revenue from product sales with customer-specific acceptance provisions when such specifications have been met and the title and risks and rewards of ownership transfer to the customer.

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

CYBERGUARD CORPORATION

December 31, 2003

(Dollars in thousands, except per share data)

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

Forward-looking statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that the actual results might differ materially from those suggested or projected in the forward-looking statements. Accordingly, there can be no assurance that the forward-looking statements will occur or that results will not vary significantly from those described in the forward-looking statements. Some of the factors that might cause future actual events to differ from those predicted or assumed include: future advances in technologies and computer security; the Company’s history of annual net operating losses and the financing of these losses through the sale of assets and newly issued Company securities; the Company’s ability to execute on its business plans; the Company’s dependence on outside parties such as its key customers and alliance partners; competition from major computer hardware, software, and networking companies; risk and expense of government regulation and effects on changes in regulation; the limited experience of the Company in marketing its products; uncertainties associated with product performance liability; risks associated with growth and expansion; global economic conditions, overall network security spending, risks associated with obtaining and maintaining patent and intellectual property right protection, uncertainties in availability of expansion capital in the future and other risks associated with capital markets, including the events of September 11, 2001 and its repercussions. In addition, certain events that have occurred also are factors that might cause future actual events to differ from those predicted or assumed, including: the impact of the restatement of financial results for the Company’s fiscal year ended June 30, 1997 and quarters ended September 30, 1997, December 31, 1997 and March 31, 1998; the completion of the numerous organizational changes and the assembly of a new management team for CyberGuard; the outcome of a class action lawsuit against the Company relating to the restatement of financial results for the fiscal periods noted above. In addition, the forward-looking statements herein involve assumptions, risks and uncertainties, including, but not limited to economic, competitive, operational, management, governmental, regulatory, litigation and technological factors affecting the Company’s operations, liquidity, capital resources, markets, strategies, products, prices and other factors discussed elsewhere

CYBERGUARD CORPORATION

December 31, 2003

(Dollars in thousands, except per share data)

herein and in the other documents filed by the Company with the Securities and Exchange Commission. Copies of these filings can be obtained at the Investor Relations section of our website at www.cyberguard.com. We provide our annual and quarterly reports free of charge on www.cyberguard.com, as soon as reasonably practicable after they are electronically filed, or furnished to the SEC. Many of the foregoing factors are beyond the Company’s control.

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

CYBERGUARD CORPORATION

December 31, 2003

(Dollars in thousands, except per share data)

The Company is in the process of upgrading its computer systems used for operations in certain subsidiaries. The upgrade process will take place over the next several quarters. Throughout this implementation, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CYBERGUARD CORPORATION

December 31, 2003

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

In July 2003, the Company entered into a Memorandum of Understanding to settle this lawsuit. The settlement amount of $10 million required the Company to incur a one-time charge of $3.9 million in the fourth quarter of its fiscal year ending June 30, 2003 for the amount in excess of the insurance coverage and related costs. The Company paid its portion of the settlement amount in cash. On October 9, 2003, the Company and all other parties signed a Stipulation and Agreement of Settlement and filed a Joint Motion for Preliminary Approval of Settlement of the lawsuit. On November 6, 2003, a hearing was held on the joint motion. The Company expects that a final hearing will be held in April of 2004. The terms of the settlement are subject to final approval by the court, and there can be no assurance that the court will approve this proposed settlement of the lawsuit.

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

CYBERGUARD CORPORATION

December 31, 2003

(Dollars in thousands, except per share data)

On November 14, 2002, the Company filed a lawsuit against Data Return Corporation (“Data Return”) in the United States District Court of the Northern District of Texas, alleging breach of contract, and seeking, among other remedies, damages of approximately $4 million. On December 9, 2002, Data Return filed an answer and affirmative defenses, and also counterclaims against the Company, alleging breach of contract, breach of warranty, fraud, negligent misrepresentation and deceptive trade practices, and seeking unspecified damages. On December 30, 2002, the Company filed its answer and affirmative defenses to the counterclaims and a motion to dismiss the fraud, negligent misrepresentation and deceptive trade practices counterclaims.

In February 2003, the Company has learned that Data Return filed for bankruptcy protection under Chapter 11 in the United States Bankruptcy Court, District of Massachusetts. In Re divine, et seq., (Case Nos. 11472-JNF, et seq.). More specifically, the Data Return bankruptcy proceeding was consolidated with a number of other Chapter 11 proceedings that had been filed for other related entities, including but not limited to divine, Inc. In December 2003, Data Return filed a motion in the bankruptcy proceeding requesting an order authorizing a settlement between Data Return and the Company pursuant to which the parties would resolve all disputes between them, with the only consideration being the exchange of mutual releases from liability. With no objections having been received, the court granted the motion authorizing the settlement agreement and entered an order on the bankruptcy court’s docket effective January 22, 2004. Given the parties’ resolution of the disputes, the pertinent documents necessary to dismiss the proceeding in the United States District Court for the Northern District of Texas will be filed.

The Company is involved from time to time, in the ordinary course of its business, in various litigation relating to the conduct of its business. The Company believes that these other litigation matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

CYBERGUARD CORPORATION

December 31, 2003

(Dollars in thousands, except per share data)

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Peter Howard was appointed a director of the Board effective January 1, 2004.

Scott. J. Hammack resigned as the CEO and Chairman of the Board, and Patrick J. Clawson was appointed as CEO and Chairman of the Board, effective January 3, 2004.

Mike Wittig was appointed President, effective January 3, 2004.

John Tiberi did not stand for re-election and resigned from the Board effective January 29, 2004.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger among CyberGuard Corporation, SnapGear Acquisition Corporation and SnapGear, Inc. dated as of November 12, 2003. (1)

10.1	Employment Agreement Amendment between the Company and Patrick J. Clawson, dated December 4, 2003.

10.2	Employment Agreement Amendment between the Company and Michael Wittig, dated December 4, 2003.

31.01	Certification by Patrick J. Clawson, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-15.

31.02	Certification by Michael D. Matte, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-15.

32.01	Certification by Patrick J. Clawson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification by Michael D. Matte, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference from the Form 8-K dated December 4, 2003 and filed with the SEC on December 4, 2003.

(b) Reports filed on Form 8-K during the quarter ended December 31, 2003:

During the quarter ended December 31, 2003, the Company filed three Current Reports on Form 8-K. On October 23, 2003, Item 7 and 12 in connection with the results of operations for September 30, 2003 was filed. On November 12, 2003, Item 5 and 7 and on December 4, 2003, Item 2 and 7 in connection with the acquisition of SnapGear were filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2004	CYBERGUARD CORPORATION

	By:	/s/ PATRICK J. CLAWSON

Chairman and Chief Executive Officer

By:	/s/ MICHAEL D. MATTE

Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

10.1	Employment Agreement Amendment between the Company and Patrick J. Clawson, dated December 4, 2003.

10.2	Employment Agreement Amendment between the Company and Michael Wittig, dated December 4, 2003.

31.01	Certification by Patrick J. Clawson, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-15.

31.02	Certification by Michael D. Matte, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-15.

32.01	Certification by Patrick J. Clawson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification by Michael D. Matte, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.