Form 10-Q
period 2004-03-31
CYBERGUARD CORP
filed 2004-05-12
CIK 927133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.  Yes ✓  No

As of May 7, 2004, 24,632,083 shares of the Registrant’s $0.01 par value Common Stock were outstanding.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands)

	March 31, 2004	June 30, 2003
ASSETS
Cash and cash equivalents	$19,360	$12,095
Restricted cash	502	379
Accounts receivable, less allowance for uncollectible accounts of $458 at Mar 31, 2004 and $707 at June 30, 2003	9,237	7,608
Inventories, net	1,604	359
Other current assets	1,235	967
Receivable from insurance company	—	6,500

Total current assets	31,938	27,908
Property and equipment at cost, less accumulated depreciation of $4,487 at Mar 31, 2004 and $3,373 at June 30, 2003	1,349	1,762
Capitalized software, less accumulated amortization of $2,127 at Mar 31, 2004 and $1,988 at June 30, 2003	1,158	158
Intangibles, less accumulated amortization of $1,124 at Mar 31, 2004 and $304 at June 30, 2003	2,979	799
Other assets	301	283
Goodwill	6,774	—
Deferred tax asset, net	5,597	4,249

Total assets	$50,096	$35,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$1,781	$1,215
Deferred revenue	7,917	5,697
Litigation payable	—	10,400
Accrued expenses and other liabilities	4,860	3,176

Total liabilities	14,558	20,488

Commitments and Contingencies	—	—
Shareholders’ equity
Preferred stock par value $0.01; authorized 5,000 shares; none issued	—	—
Common stock par value $0.01; authorized 50,000 shares; issued and outstanding 24,386 at Mar 31, 2004 and 20,953 at June 30, 2003	244	210
Additional paid-in capital	114,349	94,924
Accumulated deficit	(79,147)	(80,542)
Accumulated other comprehensive income	92	79

Total shareholders’ equity	35,538	14,671

Total liabilities and shareholders’ equity	$50,096	$35,159

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Revenues
Products	10,113	6,178	24,497	16,846
Services	2,923	2,465	8,795	7,130

Total revenues	13,036	8,643	33,292	23,976

Cost of revenues
Products	3,671	1,499	7,651	4,120
Services	947	568	2,716	1,841

Total cost of revenues	4,618	2,067	10,367	5,961

Gross profit	8,418	6,576	22,925	18,015

Operating expenses
Research and development	1,714	1,686	5,109	3,941
Selling, general and administrative	5,432	3,917	13,853	10,782
Compensation expense related to unearned restricted stock in the SnapGear acquisition	4,113	—	4,387	—

Total operating expenses	11,259	5,603	23,349	14,723

Operating (loss) / income	(2,841)	973	(424)	3,292

Other income
Interest income, net	45	31	113	85
Loss on sale of assets	—	—	—	(33)
Other income	206	(25)	358	75

Total other income	251	6	471	127

(Loss) / Income before income taxes	(2,590)	979	47	3,419

Income tax benefit	481	4,169	1,348	4,169

Net (loss) / income	(2,109)	5,148	1,395	7,588

Basic (loss) earnings per common share	$(0.09)	$0.26	$0.06	$0.39

Weighted average number of common shares outstanding	23,757	20,078	22,431	19,574

Diluted (loss) earnings per common share	$(0.09)	$0.20	$0.05	$0.31

Weighted average number of common shares outstanding	23,757	25,567	28,110	24,376

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net income	$1,395	$7,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,113	750
Amortization	959	316
Compensation expense related to unearned restricted stock in the SnapGear acquisition	4,387	—
Loss on disposal of property & equipment	—	33
Deferred tax benefit	(1,348)	(4,249)
Provision for uncollectible accounts receivable	269	218
Compensation expense related to stock options	11	75
Non cash expense for company 401(k) match	316	192
Changes in assets and liabilities (excluding the effect of acquisition)
Increase in restricted cash	(21)	(38)
Increase in accounts receivable	(1,860)	(1,970)
Increase in other current assets	(268)	(458)
Decrease/(Increase) in inventories	804	(543)
(Increase)/Decrease in other, net	(16)	7
(Decrease)/Increase in accounts payable	(657)	66
Increase in accrued expenses and other liabilities	1,015	565
Increase in deferred revenue	1,713	1,230
Decrease in litigation receivable	6,500	—
Decrease in litigation payable	(10,400)	—

Net cash provided by operating activities	3,912	3,782

Cash flows used in investing activities
Acquisition of SnapGear, net of cash acquired	91	—
Acquisition of certain assets of NetOctave		(300)
Capitalized software costs	(1,139)	(179)
Purchase of property & equipment	(522)	(315)

Net cash used in investing activities	(1,570)	(794)

Cash flows provided by financing activities:
Repayment of notes payable	—	(111)
Proceeds from stock options exercised	4,599	1,473
Proceeds from warrants exercised	145	—
Proceeds from sale of common stock in stock purchase plan	167	90

Net cash provided by financing activities	4,911	1,452

Translation adjustment	12	(68)
Net increase in cash	7,265	4,372
Cash and cash equivalents at beginning of period	12,095	6,166

Cash and cash equivalents at end of period	$19,360	$10,538

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$7

Cash paid for income taxes	$28	$—

Supplemental disclosure of non-cash information

During January 2001, approximately 310 options to purchase shares of the Company’s common stock were issued at a below market price, which required the Company to record approximately $11 and $16 in compensation expense during fiscal year 2003 and 2002.

The Company’s former CEO, Scott Hammack, participated in a special option program where he received no salary for twelve months which required the Company to record compensation expense of $59 for the nine months ended March 31, 2003.

In connection with the acquisition of NetOctave, 107 shares valued at $750 were issued, a contingent purchase consideration of $450 and costs associated with the closing of $68 were accrued for during the quarter ended March 31, 2003.

In connection with the acquisition of SnapGear, 1,651 shares valued at $14,222 were issued and a contingent purchase consideration of $800 was accrued for. The following assets and liabilities were acquired:

Current Assets
Cash assets	1,892
Restricted Cash	102
Receivables	39
Inventories	2,112

Total Current Assets	4,145
Non-current assets
Intangible assets	3,000
Goodwill	6,774
Plant & equip	115

Total non-current assets	9,889
Current Liabilities
Trade Creditors	421
Deferred Revenues	507
Accrued Expenses	669

Total Current Liabilities	1,597
Unearned restricted stock	4,387

Total assets acquired	16,824

See accompanying notes to condensed consolidated financial statements

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2004

Amounts in thousands, except per share data

(Unaudited)

1.	Basis of Presentation

CyberGuard Corporation (the “Company”) has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate so as to make the information contained not misleading. These interim financial statements and the notes should be read in conjunction with the financial statements and the notes included in the Company’s 10-K for the year ended June 30, 2003 and the risk factors set forth in the Company’s annual report on Form 10-K, including, without limitation, risk related to the factors listed below. In the Company’s opinion, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the information shown, have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an on-going basis, we evaluate significant estimates used in preparing our financial statements, including revenue recognition, bad debt, software development cost, inventory valuation, and reserve for deferred taxes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The results of operations for the nine months ended March 31, 2004 are not necessarily indicative of the results of operations that may be expected for the year ending June 30, 2004.

2.	Summary of Significant Accounting Policies

Software Development Costs—The Company capitalizes costs related to the development of certain software products on a product by product basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting For the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” which requires capitalization to begin when technological feasibility has been established and ends when the product is available for general release to customers. Software development costs incurred prior to technological feasibility, defined by implementation of a beta project, are considered research and development costs and are expensed as incurred. Capitalized costs are amortized on a straight-line method over two years. The amount amortized, is the greater of the two amounts calculated using the methods noted in SFAS 86. Amortization starts when the product is available for general release to customers. Unamortized capitalized software cost is evaluated at each balance sheet date and compared to the net realizable value. Any excess capitalized cost above net realizable value will be written off. No such impairment existed at March 31, 2004. The Company capitalized $632 in software development costs for the three months ended March 31, 2004 and $1,139 for the nine months ended March 31, 2004.

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2004

Amounts in thousands, except per share data

(Unaudited)

Revenue Recognition—The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition”, SOP 81-8, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. Revenue recognition in accordance with these pronouncements can be complex due to the nature and variability of the Company’s sales transactions. The Company’s revenue is primarily from the following sources:

(i)	Product sales to resellers and end users;

(ii)	Contract engineering services, primarily from software and hardware customization for original equipment manufacturer (OEM) customers;

(iii)	Product sales with customer-specific acceptance provisions to OEM customers; and

(iv)	Service revenue which is primarily maintenance which provides for customer support.

Revenues from product sales are recognized only when a contract or agreement has been executed, delivery of the product has occurred, the fee is fixed and determinable and we believe collection is probable. Product revenue is generally recognized on product shipment; this includes the transfer of both title and risk of loss, provided that no significant obligations remain. There is no product right of return available to the customer. We defer revenues on product sales for new value added resellers where we are unable to determine the ability of the reseller to honor a commitment to make fixed or determinable payment. Revenue will be deferred until the resellers demonstrate consistency of payment within terms and there are no instances where we have to take back the product because of non-payment for a three-month period. For the quarter ended March 31, 2004, three resellers were reclassified from cash basis to accrual, based on a reasonable assurance of collectibility from evaluating their payment history and no product returns. Two resellers were reclassified for the quarter ended March 31, 2003. For the nine months ended March 31, 2004 and 2003, eight and fifteen resellers, respectively were reclassified from cash basis to accrual. The impact of the reclassifications did not have a material effect on revenue in any of the periods.

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

The Company recognizes revenue from product sales to one customer on a bill and hold basis in accordance with the criteria established by SAB 104 for such transactions. Revenue is recognized after the risk of ownership has passed to the customer and when there are no remaining performance obligations on the part of the Company. This applies to revenue generated from a customer of the SnapGear subsidiary.

Service revenues consist primarily of the annual fee for maintenance (post-contract customer support) and maintenance renewals from our existing customers and are recognized ratably on a monthly

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2004

Amounts in thousands, except per share data

(Unaudited)

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

Goodwill—In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performs its test of goodwill on an annual basis at the end of each fiscal year to determine if impairment has occurred. No impairment has been identified or recorded during fiscal 2004 as goodwill was recorded for the first time in November 2003 in connection with the SnapGear acquisition and the first testing will be performed at the end of the current fiscal year.

Net Income (loss) Per Share—Basic income / (loss) per share is computed by dividing net income / (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings / (loss) per share data is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the treasury method. When the effects of the outstanding stock options, warrants and/or convertible securities are anti-dilutive, they are not included in the calculation of diluted earnings per share.

The table below illustrates the components of earnings per share:

	Three months ended March 31, 2004	Three months ended March 31, 2003	Nine months ended March 31, 2004	Nine months ended March 31, 2003
Net Income / (loss)	$(2,109)	$5,148	$1,395	$7,588

Weighted average number of common shares outstanding	23,757	20,078	22,431	19,574
Dilutive effect of:
Employee stock options	—	3,903	3,344	3,516
Unearned restricted stock	—	—	522	—
Warrants	—	1,586	1,813	1,286

Weighted average number of common shares outstanding	23,757	25,567	28,110	24,376

Earnings / (loss) per share
Basic	(0.09)	0.26	0.06	0.39
Diluted	(0.09)	0.20	0.05	0.31

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2004

Amounts in thousands, except per share data

(Unaudited)

Stock-Based Compensation. The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for continued use of recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for stock based compensation. The Company applies the recognition and measurement principles of APB Opinion No. 25, and related interpretations in accounting for stock based compensation. For the three and nine months ended March 31, 2004 there was approximately $0 and $11 of stock based compensation included in net income / (loss). For the three and nine months ended March 31, 2003, there was approximately $5 and $16 of stock based compensation included in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future periods or of the value of all options currently outstanding.

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Net income / (loss) as reported	$(2,109)	$5,148	$1,395	$7,588

Add: Stock-based employee compensation expense included in reported net income / (loss), net of related tax effect	—	5	11	16

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(606)	(524)	(1,372)	(2,157)

Pro forma net income / (loss)	$(2,715)	$4,629	$34	$5,447

Earnings / (loss) per share:

Basic—as reported	$(0.09)	$0.26	$0.06	$0.39

Basic—pro forma	$(0.11)	$0.23	$0.00	$0.28

Diluted—as reported	$(0.09)	$0.20	$0.05	$0.31

Diluted—pro forma	$(0.11)	$0.18	$0.00	$0.22

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2004

Amounts in thousands, except per share data

(Unaudited)

The fair value method for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three month and nine month period ended March 31, 2004 and 2003: the risk-free interest rate was 2.13%; the expected dividend yield was 0.0%, the volatility factor of the expected market price of the Company’s common stock was 89%, and a grant life of the option of 3 years.

The Company’s operating results and financial condition may be impacted by a number of factors including, but not limited to, the following, any of which could cause actual results to vary materially from current and historical results or the Company’s anticipated future results. A portion of the Company’s revenue is derived from its international operations and sources. As a result, the Company’s operations and financial results could be affected by international factors such as; changes in foreign currency exchange rates, weak economic conditions in the international markets in which the Company distributes its products, conflict in the Middle East, and recent health warnings in the Asia / Pacific region. The network security industry is highly competitive and competition is expected to intensify. There are numerous companies competing in segments of the market in which the Company does business. Competitors include organizations significantly larger and with more development, marketing and financial resources than the Company. In addition, the Company is subject to risks and uncertainties which include, but are not limited to, the timely development of and acceptance of new products, impact of competitive products, competition for and retention of key management and technology employees, possible attacks on our networks causing changes to the public’s perception of the Company, the ability to secure additional financing, government regulation, inventory obsolescence, the ultimate outcome of certain litigation matters, and cash balances in excess of federally insured limits.For a more complete discussion of these factors affecting the Company’s business and prospects and forward-looking statements, please refer to Part II, Item 7 of Form 10K for the fiscal year ended June 30, 2003.

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

SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective for our first quarter of fiscal 2004. The

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2004

Amounts in thousands, except per share data

(Unaudited)

adoption of SFAS No. 150 did not have an impact on our consolidated financial position or results of operations during the period.

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

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At March 31, 2004 we were not a party to transactions contemplated under FIN 46.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, Revenue Arrangements with Multiple Deliverables. The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables is not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. At March 31, 2004, we were not a party to transactions contemplated by EITF 02-21.

In November 2002 the Emerging Issues Task Force reached a consensus opinion on EITF 02-16, Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor. EITF 02-16 requires that cash payments, credits, or equity instruments received, as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002. At March 31, 2004, we were not a party to transactions contemplated by EITF 02-16.

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2004

Amounts in thousands, except per share data

(Unaudited)

4.	Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of net income and “other comprehensive income”. The Company’s other comprehensive income is comprised exclusively of changes in the Company’s Cumulative Translation Adjustment (“CTA”) account.

Comprehensive income, for the three and nine months ended March 31, 2004 and 2003, was as follows:

	Three months ended March 31, 2004	Three months ended March 31, 2003	Nine months ended March 31, 2004	Nine months ended March 31, 2003
Net Income / (loss)	$(2,109)	$5,148	$1,395	$7,588

Change in CTA	17	6	13	(68)

Total	$(2,092)	$5,154	$1,408	$7,520

5.	Segment Information

The Company views its operations and we manage our business as one segment, enterprise security solutions. Major foreign markets for our products and services include Europe, Japan, the Pacific Rim, and Latin America. In each market, we have independent channel partners who are responsible for marketing, selling and supporting our products and services to resellers and end-users within their defined territories. International sales accounted for 44% and 51% of total revenues for the three months ended March 31, 2004 and 2003 respectively, and 49% for each of the nine months ended March 31, 2004 and 2003.

6.	Acquisition of SnapGear, Inc.

On November 26, 2003, the Company completed the acquisition of SnapGear, Inc., a Delaware corporation (“SnapGear”), pursuant to an Agreement and Plan of Merger dated November 12, 2003 (“Agreement”).

The consideration to SnapGear was approximately $16,000 in cash and stock. The $16,000 consideration consisted of: (a) approximately 1,651 shares of the Company’s common stock valued at $14,222; and (b) cash of approximately $1,600. In addition, the stockholders of SnapGear are entitled to receive up to approximately 367 additional shares of the Company’s common stock valued at $3,200 if certain revenue targets are attained post-closing.

SnapGear stockholders were granted certain registration rights pertaining to the common stock they received in the transaction. The purchase price was determined through arms-length negotiations between representatives of the Company and SnapGear. The Company’s general corporate funds were the source of the funds used to fund the cash portion of the purchase price.

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2004

Amounts in thousands, except per share data

(Unaudited)

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

Current Assets

Cash assets	$1,892

Restricted Cash	102

Receivables	39

Inventories	2,112

Total Current Assets	4,145
Non-current assets

Intangible assets	3,000

Goodwill	6,774

Plant & equip	115

Total non-current assets	9,889
Current Liabilities

Trade Creditors	421

Deferred Revenues	507

Accrued Expenses	669

Total Current Liabilities	1,597
Unearned restricted stock compensation	4,387

Total assets acquired	$16,824

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2004

Amounts in thousands, except per share data

(Unaudited)

The following values were assigned to intangible assets; (a) developed technology—$1,000 and (b) customer relationships—$2,000. A useful life of 30 months was assigned to developed technology and 60 months to customer relationships. Amortization expense included in the results of operations for these intangible assets acquired, for the quarter and nine-months ended March 31, 2004, was $200 and $267, respectively. Compensation expense of $4,113 and $4,387, related to unearned restricted stock compensation, was included in the results of operations for the quarter and nine-month period ended March 31, 2004. The results of operations of SnapGear have been included in the consolidated statement of operations from November 27, 2003 to March 31, 2004.

Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the acquisition of SnapGear were as follows for the period ended March 31, 2004. The amounts are shown as if the acquisition had occurred at the beginning of the period presented:

For the nine months ended March 31, 2004
Revenues – proforma	$36,603

Net loss – proforma	$(308)

Loss per share – basic – proforma	$(0.01)

Loss per share – diluted – proforma	$(0.01)

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

7.	Intangible Assets

The components of intangible assets subject to amortization are:

	March 31, 2004			June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed Technology	1,844	789	1,055	844	232	612
Customer Base	2,259	335	1,924	259	72	187

Total	$4,103	$1,124	$2,979	$1,103	$304	$799

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2004

Amounts in thousands, except per share data

(Unaudited)

Amortization expense for the three and nine-month period ended March 31, 2004 amounted to $451 and $820 respectively. Estimated amortization expense for current and succeeding fiscal years is as follows:

2004	$1,271
2005	$3,254
2006	$3,059
2007	$1,596
2008	$1,596

8.	Litigation

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

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2004

Amounts in thousands, except per share data

(Unaudited)

In July 2003, the Company entered into a Memorandum of Understanding to settle this lawsuit. The settlement amount of $10 million required the Company to incur a one-time charge of $3.9 million in the fourth quarter of its fiscal year ending June 30, 2003 for the amount in excess of the insurance coverage and related costs. The Company paid its portion of the settlement amount in cash. On October 9, 2003, the Company and all other parties signed a Stipulation and Agreement of Settlement and filed a Joint Motion for Preliminary Approval of Settlement of the lawsuit. On November 6, 2003, a hearing was held on the joint motion. The court entered a preliminary order approving the settlement and scheduled a final fairness hearing for April 16, 2004.

On April 16, 2004 a fairness hearing was held before the magistrate judge. There were no objections raised to the proposed settlement. On April 19, 2004, the magistrate judge issued a Report and Recommendation to the district judge recommending that the settlement be approved. The terms of the proposed settlement are subject to final approval by the district court and there can be no assurance that the court will issue its approval.

Certain shareholders owning approximately 40,000 shares have elected to be excluded from the proposed settlement. These shareholders may assert claims against the Company. The Company cannot, at this time, estimate the amount of damages these shareholders might seek nor can it provide assurances that it will be successful in defending against such claims. If such claims are asserted, the Company would have no insurance coverage available to defray the cost of defending or paying the claims.

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

On November 14, 2002, the Company filed a lawsuit against Data Return Corporation in the United States District Court of the Northern District of Texas, alleging breach of contract, and seeking, among other remedies, damages of approximately $4 million. On December 9, 2002, Data Return Corporation filed an answer and affirmative defenses, and also counterclaims against the Company, alleging breach of contract, breach of warranty, fraud negligent misrepresentation and deceptive trade practices, and seeking unspecified damages. On December 30, 2002, the Company filed its answer and affirmative defenses to the counterclaim and a motion to dismiss the fraud, negligent misrepresentation and deceptive trade practices counterclaims.

In February 2003, the Data Return Corporation filed for bankruptcy protection under Chapter 11 in the United States Bankruptcy Court, District of Massachusetts. In Re Divine, et seq., (Nos. 11472-JNF, et seq.). More specifically, the Data Return bankruptcy proceeding was consolidated with a number

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2004

Amounts in thousands, except per share data

(Unaudited)

of other Chapter 11 proceedings that had been filed for a series of other related entities, including but not limited to Divine, Inc. On December 16, 2003, Data Return filed a Motion in the bankruptcy proceeding requesting an order authorizing a settlement between Data Return Corporation and the Company pursuant to which the parties would engage in a mutual release of claims thereby resolving all disputes between them. On January 13, 2004, with no objections having been received, the Motion was granted authorizing this settlement agreement and the Order was entered on the bankruptcy court’s docket effective January 22, 2004. This resolves all disputes that existed between the Company and Data Return Corporation. All documents have been filed necessary to dismiss the proceeding in the United States District Court for the Northern District of Texas given the parties resolution of the disputes.

The Company is involved from time to time, in the ordinary course of its business, in various litigation relating to the conduct of its business. The Company believes that these other litigation matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

9.	Income tax benefit

The Company recorded an income tax benefit of $481 for the three months ended March 31, 2004, and $1,348 for the nine months ended March 31, 2004, as a result of the reversal of a portion of the deferred tax asset valuation allowance. The reversal of the allowance was made because the Company believes it is more likely than not that the deferred tax assets relating to the U.S. net operating loss carryforward, will be realized to the extent of the tax benefit recorded. The computation of our deferred tax asset and valuation allowance is based on taxable income we expect to earn over the next two years which will include the utilization of previously accumulated net operating tax losses. We will continue to evaluate each quarter the amount, if any, of additional reduction of the valuation allowance that should be made. This will be based on management’s estimate and conclusions regarding the ultimate realization of the deferred tax asset, including but not limited to, the company’s recent positive financial results as well as projected earnings over a two-year period. The impact of further reductions of the valuation allowance will be to record a tax benefit which will increase net income in the period the determination is made.

The factors which we will consider in evaluating when, and if, it would be appropriate to reverse the entire valuation allowance would include: the sufficient passage of time in which we have achieved our projections and utilized the tax net operating loss carryforward as planned, changes in the industry, our product life-cycle, profitability trends, and tax law changes.

10.	Subsequent Events

On April 29, 2004, the Company completed the acquisition of German high-end content security vendor Webwasher AG for $40 million, of which $8 million is in cash and the remainder in the Company’s common stock. There is additional earnout potential of $10 million in stock subject to Webwasher AG achieving certain revenue and profit targets through June 30, 2005. Webwasher AG develops and markets standalone and integrated solutions for Internet content security and filtering, including URL filtering, e-mail and spam filtering, virus protection, SSL filtering, Instant Message/Peer-to-Peer blocking and Internet usage reporting.

CYBERGUARD CORPORATION

March 31, 2004

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

Overview

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

Results of Operations

The quarter ended March 31, 2004 compared to the quarter ended March 31, 2003

Total Revenues

Total revenues, consist of product sales and maintenance and professional services, related to the sale of products. For the quarter ended March 31, 2004, total revenues increased by $4,393 to $13,036 compared to $8,643 for the quarter ended March 31, 2003. The increase was comprised of an increase in product sales of $3,935 and an increase in services of $458. International revenue represented approximately 44% of total revenues for the three months ended March 31, 2004 and 51% of total revenues for the three months ended March 31, 2003. The increase in product revenue is primarily the result of inclusion of revenue from the SnapGear acquisition for a full quarter. The increase in product and service revenue is the result of an increase in the number of units shipped and not from an increase in product prices.

Network security product revenue accounted for 78% of revenue during the quarter ended March 31, 2004 compared to 71% of revenues during the quarter ended March 31, 2003. The increase in the contribution of product revenue as a percentage of total revenue is as a result of the inclusion of the results of SnapGear, which derives its revenues primarily from the sale of product.

Service revenue includes maintenance contracts related to new product sales, renewal maintenance contracts for products previously deployed, training and consulting services. Support services for network security products accounted for 22% of revenues during the quarter ended March 31, 2004, as compared to 29% of revenues during the quarter ended March 31, 2003. The decrease in service revenue as a percentage of total revenue corresponds to the growth in product revenue related to SnapGear which creates no significant service revenue related to product sales. The increase in services revenue when

CYBERGUARD CORPORATION

March 31, 2004

(Dollars in thousands, except per share data)

compared to the prior year is the result of the increase in the Company’s customer base and its timing of renewal maintenance.

Gross Profit

Gross profit as a percentage of revenues was 65% for the quarter ended March 31, 2004 and 76% for the quarter ended March 31,2003.

The lower gross margin is the direct result of the inclusion of the SnapGear product range, which tend to have lower gross margins than the existing CyberGuard product range due to the significant OEM component.

The Company’s gross margin has been, and will continue to be, affected by a variety of factors including, competition, the product mix and average selling prices of products, new product introductions and enhancements, and the fluctuations in manufacturing volumes. We must continue to manage each of these factors effectively for our gross margins to move back toward prior levels.

Operating Expenses, Other Income and Expense and Net Income / (Loss)

Research and development expense includes salaries, non-capitalized equipment, software, software tools, and depreciation from capital equipment. Research and development expense increased by $28 to $1,714 for the quarter ended March 31, 2004, compared to $1,686 for the quarter ended March 31, 2003. The increase is net of research and development costs capitalized during the quarter ended March 31, 2004 of $632 compared to $0 of research and development costs capitalized during the quarter ended March 31, 2003. Excluding the effect of costs capitalized, 49% of the increase in cost is the result of the acquisition of SnapGear and the balance of the increase is the result of higher payroll costs due to additional headcount in the current quarter, when compared to the prior year. As a percentage of total revenue, research and development expense decreased to 13% for the quarter ended March 31, 2004, from 19% for the quarter ended March 31, 2003. The lower percentage is the result of the increase in research and development costs capitalized in the current quarter when compared to the prior year as well as the increase in Company revenues.

We expect to increase our research and development costs in total dollars to enhance and expand our current product offerings and develop new products. We plan to continue to make the necessary investment in research and development to keep our products at a competitive advantage.

Selling, general and administrative expense includes salaries, commissions, costs associated with the executive, human resource, finance and administrative support functions, legal and accounting professional services, and depreciation and amortization expense. Selling, general and administrative expense increased by $1,515 to $5,432 for the quarter ended March 31, 2004, from $3,917 for the quarter ended March 31, 2003.

The increase in selling, general and administrative expenses for the quarter ended March 31, 2004, is attributable to increases in headcount in the following areas: sales, marketing, training, inside sales staff, US Government division, EMEA, APAC as well as SnapGear employees across all functional areas. The additional payroll related costs as a result of the additional headcount described above, accounted for 31% of the increase in selling, general and administrative expense of $1,515. An increase in the allowance for doubtful accounts accounted for 23% of the increase. Professional fees related to various services accounted for 7% of the increase and training expenditures accounted for 7% of the increase. Additionally, amortization and depreciation expense accounted for 9% of the increase in selling, general and administrative expense for the quarter when compared to the prior year, primarily as a result of the NetOctave and SnapGear acquisitions.

CYBERGUARD CORPORATION

March 31, 2004

(Dollars in thousands, except per share data)

The unamortized unearned restricted stock compensation balance of $4,113 at December 31, 2003, recorded in connection with the acquisition of SnapGear, was written off as a one-time non-cash charge during the current quarter. As discussed in Part I, Item 1, Footnote 7 of the Form 10-Q filed with the SEC for the quarter ended December 31, 2003, this is as a result of the Company’s election to remove the employment requirement from the restricted stock agreement. The restricted stock agreement still requires release of stock to these employees from escrow over the next two years.

Total other income increased $245 for the quarter ended March 31, 2004, to $251 compared to $6 for the quarter ended March 31, 2003. The increase was the result of an increase in interest income and an increase in foreign currency translation gains.

The Company recorded an income tax benefit of $481 as of March 31, 2004, and $4,169 as of March 31, 2003, as a result of the reversal of a portion of the deferred tax asset valuation allowance. The reversal of the allowance was made because the Company believes it is more likely than not that this portion of the deferred tax asset will be realized. The computation of our deferred tax asset and valuation allowance is based on taxable income we expect to earn over the next two years which will include the utilization of previously accumulated net operating tax losses. A valuation allowance is provided for that portion of our deferred tax asset, which we cannot determine, is more likely than not to be recognized, due to our cumulative losses and the uncertainty as to future recoverability. The risk factors discussed in Part II, Item 7 of Form 10-K for the fiscal year ended June 30, 2003, could adversely affect our ability to generate future taxable income, thereby also adversely impacting our ability to realize the deferred tax asset. We will continue to evaluate each quarter the amount, if any, of additional reduction of the valuation allowance that should be made. This will be based on management’s estimate and conclusions regarding the ultimate realization of the deferred tax asset, including but not limited to, the company’s recent positive financial results as well as projected earnings over a two-year period. These projections are based upon products currently being sold and markets that currently produce sales. The impact of further reductions of the valuation allowance will be to record a tax benefit which will increase net income in the period the determination is made.

Net loss for the quarter ended March 31, 2004 was $2,109 compared to net income of $5,148 for the quarter ended March 31, 2003.

The nine-month period ended March 31, 2004 compared to the nine-month period ended March 31, 2003

Total Revenues

Total revenues, consist of product sales and maintenance and professional services, related to the sale of products. For the nine-month period ended March 31, 2004, total revenues increased by $9,316 to $33,292 compared to $23,976 for the nine-month period ended March 31, 2003. The increase was comprised of an increase in product sales of $7,651 and an increase in services of $1,665. International revenue represented approximately 49% of total revenues for each of the nine-month periods ended March 31, 2004 and 2003. The growth in revenues was driven by increased demand for our product in all geographic markets and in both governmental and commercial sectors as well as the inclusion of the results of SnapGear in the nine-month period ended March 31, 2004. The increase in product and service revenue is the result of an increase in the number of units shipped and not from an increase in product prices.

Network security product revenue accounted for 74% of revenue during the nine-month period ended March 31, 2004, compared to 70% of revenues during the quarter ended March 31, 2003.

CYBERGUARD CORPORATION

March 31, 2004

(Dollars in thousands, except per share data)

Service revenue includes maintenance contracts related to new product sales, renewal maintenance contracts for products previously deployed, training and consulting services. Support services for network security products accounted for 26% of revenues during the nine-month period ended March 31, 2004 compared to 30% of revenues during the nine-month period ended March 31, 2003. The decrease in service revenue as a percentage of total revenue corresponds to the growth in product revenue related to SnapGear which creates no significant service revenue related to product sales. The increase in service revenue corresponds to the growth in the Company’s customer base and its timing of renewal maintenance.

Gross Profit

Gross profit as a percentage of revenues was 69% for the nine-month period ended March 31, 2004, and 75% for the nine-month period ended March 31, 2003.

The lower gross margin is the direct result of the inclusion of the SnapGear product range, which tend to have lower gross margins than the existing CyberGuard product range due to the significant OEM component.

The Company’s gross margin has been, and will continue to be, affected by a variety of factors including, competition, the product mix and average selling prices of products, new product introductions and enhancements, and the fluctuations in manufacturing volumes. We must continue to manage each of these factors effectively for our gross margins to move back toward their prior levels.

Operating Expenses, Other Income and Expense and Net Income

Research and development expense includes salaries, non-capitalized equipment, software, software tools, and depreciation from capital equipment. Research and development expense increased by $1,168 to $5,109 for the nine-month period ended March 31, 2004, compared to $3,941 for the nine-month period ended March 31, 2003. The increase is net of research and development costs capitalized during the nine-month period ended March 31, 2004 of $1,139 compared to $179 of research and development costs capitalized during the nine-month period ended March 31, 2003. Excluding the effect of costs capitalized, 55% of the cost increase is a combination of the return to full salary following the completion of the special option program discussed in Part I, Item 1, Footnote 7 of the Form 10-Q filed with the SEC for the quarter ended December 31, 2001, as well as higher payroll costs due to additional headcount in the current period, when compared to the prior year. Of the remaining increase, 27% is the result of the acquisition of NetOctave and 18% is the result of the acquisition of SnapGear. As a percentage of total revenue, research and development expense decreased to 15% for the nine-month period ended March 31, 2004, from 16% for the nine-month period ended March 31, 2003, primarily as a result of an increase in revenues.

We expect to increase our research and development costs in total dollars to enhance and expand our current product offerings and develop new products. We plan to continue to make the necessary investment in research and development to keep our products at a competitive advantage.

Selling, general and administrative expense includes salaries, commissions, costs associated with the executive, human resource, finance and administrative support functions, legal and accounting professional services, and depreciation and amortization expense. Selling, general and administrative expense increased by $3,071 to $13,853 for the nine-month period ended March 31, 2004, from $10,782 for the nine-month period ended March 31, 2003.

The increase in selling, general and administrative expenses for the nine-month period ended March 31, 2004, is attributable to increases in headcount in the following areas: sales, marketing, training, inside

CYBERGUARD CORPORATION

March 31, 2004

(Dollars in thousands, except per share data)

sales staff, US Government division, EMEA, APAC as well as SnapGear employees across all functional areas. The additional payroll related costs as a result of the additional headcount described above, accounted for 50% of the overall selling, general and administrative expense increase of $3,071. Other cost increases included higher expenditures related to marketing, which accounted for 9% of the increase, professional services, which accounted for 6% of the increase, and depreciation and amortization expense, which accounted for 13% of the increase.

The unearned restricted stock compensation balance of $4,387 recorded in connection with the acquisition of SnapGear in November 2003, has been fully amortized as of March 31, 2004. As discussed in Part I, Item 1, Footnote 7 of the Form 10-Q filed with the SEC for the quarter ended December 31, 2003, this is as a result of the Company’s election to remove the employment requirement from the restricted stock agreement. The restricted stock agreement still requires release of stock to these employees from escrow over the next two years.

Total other income increased $344 for the nine-month period ended March 31, 2004, to $471 compared to $127 for the nine-month period ended March 31, 2003. The increase was the result of an increase in interest income and foreign currency translation gains and a decrease in the loss on sale of fixed assets.

The Company recorded an income tax benefit of $1,348 and $4,169 for the nine-month periods ended March 31, 2004 and 2003, as a result of the reversal of a portion of the deferred tax asset valuation allowance. The reversal of the allowance was made because the Company believes it is more likely than not that this portion of the deferred tax asset will be realized. The computation of our deferred tax asset and valuation allowance is based on taxable income we expect to earn over the next two years which will include the utilization of previously accumulated net operating tax losses. A valuation allowance is provided for that portion of our deferred tax asset, which we cannot determine, is more likely than not to be recognized, due to our cumulative losses and the uncertainty as to future recoverability. The risk factors discussed in Part II, Item 7 of Form 10-K for the fiscal year ended June 30, 2003 could adversely affect our ability to generate future taxable income, thereby also adversely impacting our ability to realize the deferred tax asset. We will continue to evaluate each quarter the amount, if any, of additional reduction of the valuation allowance that should be made. This will be based on management’s estimate and conclusions regarding the ultimate realization of the deferred tax asset, including but not limited to, the company’s recent positive financial results as well as projected earnings over a two-year period. These projections are based upon products currently being sold and markets that currently produce sales. The impact of further reductions of the valuation allowance will be to record a tax benefit which will increase net income in the period the determination is made.

Net income for the nine-month period ended March 31, 2004, was $1,395 compared to net income of $7,588 for the nine-month period ended March 31, 2003.

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

CYBERGUARD CORPORATION

March 31, 2004

(Dollars in thousands, except per share data)

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in preparing our consolidated financial statements:

Revenue Recognition— The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition”, SOP 81-8, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. Revenue recognition in accordance with these pronouncements can be complex due to the nature and variability of the Company’s sales transactions. The Company’s revenue is primarily from the following sources:

(i)	Product sales to resellers and end users;

(ii)	Contract engineering services, primarily from software and hardware customization for original equipment manufacturer (OEM) customers;

(iii)	Product sales with customer-specific acceptance provisions to OEM customers; and

(iv)	Service revenue which is primarily maintenance which provides for customer support.

Revenues from product sales are recognized only when a contract or agreement has been executed, delivery of the product has occurred, the fee is fixed and determinable and we believe collection is probable. Product revenue is generally recognized on product shipment; this includes the transfer of both title and risk of loss, provided that no significant obligations remain. There is no product right of return available to the customer. We defer revenues on product sales for new value added resellers where we are unable to determine the ability of the reseller to honor a commitment to make fixed or determinable payment. Revenue will be deferred until the resellers demonstrate consistency of payment within terms and there are no instances where we have to take back the product because of non-payment for a three-month period. For the quarter ended March 31, 2004, three resellers were reclassified from cash basis to accrual, based on a reasonable assurance of collectibility from evaluating their payment history and no product returns. Two resellers were reclassified for the quarter ended March 31, 2003. For the nine months ended March 31, 2004 and 2003, eight and fifteen resellers respectively, were reclassified from cash basis to accrual. The impact of the reclassifications did not have a material effect on revenue in any of the periods.

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

The Company recognizes revenue from product sales to one customer on a bill and hold basis in accordance with the criteria established by SAB 104 for such transactions. Revenue is recognized after the risk of ownership has passed to the customer and when there are no remaining performance

CYBERGUARD CORPORATION

March 31, 2004

(Dollars in thousands, except per share data)

obligations on the part of the Company. This applies to revenue generated from a customer of the SnapGear subsidiary.

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

Goodwill—In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performs its test of goodwill on an annual basis at the end of each fiscal year to determine if impairment has occurred. No impairment has been identified or recorded during fiscal 2004 as goodwill was recorded for the first time in November 2003 in connection with the SnapGear acquisition. The first testing will be performed at the end of the current fiscal year.

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

Software Development Costs— The Company capitalizes costs related to the development of certain software products on a product by product basis in accordance with Statement of Financial Accounting Standards No. 86, “Accounting For the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”) which requires capitalization to begin when technological feasibility has been established and ends when the product is available for general release to customers. Software development costs incurred prior to technological feasibility, defined by implementation of a beta project, are considered research and development costs and are expensed as incurred. Capitalized costs are amortized on a straight-line method over two years. The amount amortized, is the greater of the two amounts calculated using the methods noted in SFAS 86. Amortization starts when the product is available for general release to customers. Unamortized capitalized software cost is evaluated at each balance sheet date and compared to the net realizable value. Any excess capitalized cost above net realizable value will be written off. No such impairment existed at March 31, 2004. The Company capitalized $632 in software development costs for the three months ended March 31, 2004 and $1,139 for the nine months ended March 31, 2004.

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

CYBERGUARD CORPORATION

March 31, 2004

(Dollars in thousands, except per share data)

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

Liquidity and Capital Resources

At March 31, 2004, the Company had cash and cash equivalents on hand of $19,360 representing an increase of $7,265 from $12,095 as of June 30, 2003. Net cash provided by operating activities during the nine-month period ended March 31, 2004 of $3,912 was primarily attributable to net income from operations of $1,395 combined with an increase in accrued expenses and deferred revenue, compensation expense related to unearned restricted stock in the SnapGear acquisition and a decrease in litigation receivable and inventory, offset by a deferred tax benefit, and a decrease in litigation payable and accounts payable and an increase in accounts receivable and other current assets. Net cash used in investing activities during the nine-month period ended March 31, 2004 of $1,570 related to the purchase of property and equipment and the capitalization of software costs. Cash provided by financing activities of $4,911 during the nine-month period ended March 31, 2004 reflects the proceeds from stock options exercised, proceeds from stock purchase warrants exercised and purchases made through the Company’s Employee Stock Purchase Plan.

The Company’s principal sources of liquidity at March 31, 2004, consisted of cash, accounts receivable, and vendor trade credit.

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

CYBERGUARD CORPORATION

March 31, 2004

(Dollars in thousands, except per share data)

market directions, future acceptance of the Company’s products and possible growth in markets, as well as all other statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements.

Forward-looking statements are based upon assumptions and analyses made by the Company in light of current conditions, future developments and other factors the Company believes are appropriate in the circumstances, or information obtained from third parties and are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and that the actual results might differ materially from those suggested or projected in the forward-looking statements. Accordingly, there can be no assurance that the forward-looking statements will occur or that results will not vary significantly from those described in the forward-looking statements. Some of the factors that might cause future actual events to differ from those predicted or assumed include: future advances in technologies and computer security; the Company’s history of annual net operating losses and the financing of these losses through the sale of assets and newly issued Company securities; the Company’s ability to execute on its business plans; the Company’s ability to effectively integrate newly acquired operations; the Company’s dependence on outside parties such as its key customers and alliance partners; competition from major computer hardware, software, and networking companies; risk and expense of government regulation and effects on changes in regulation; the limited experience of the Company in marketing its products; uncertainties associated with product performance liability; risks associated with growth and expansion; global economic conditions, overall network security spending, risks associated with obtaining and maintaining patent and intellectual property right protection, uncertainties in availability of expansion capital in the future and other risks associated with capital markets, including the events of September 11, 2001 and its repercussions. In addition, certain events that have occurred also are factors that might cause future actual events to differ from those predicted or assumed, including: the impact of the restatement of financial results for the Company’s fiscal year ended June 30, 1997 and quarters ended September 30, 1997, December 31, 1997 and March 31, 1998; the completion of the numerous organizational changes and the assembly of a new management team for the Company; and the outcome of a class action lawsuit against the Company relating to the restatement of financial results for the fiscal periods noted above. In addition, the forward-looking statements herein involve assumptions, risks and uncertainties, including, but not limited to economic, competitive, operational, management, governmental, regulatory, litigation and technological factors affecting the Company’s operations, liquidity, capital resources, markets, strategies, products, prices and other factors discussed elsewhere herein and in the other documents filed by the Company with the Securities and Exchange Commission. Copies of these filings can be obtained at the Investor Relations section of our website at www.cyberguard.com. We provide our annual and quarterly reports free of charge on www.cyberguard.com, as soon as reasonably practicable after they are electronically filed, or furnished to the SEC. Many of the foregoing factors are beyond the Company’s control.

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

Non-GAAP Financial Information

The following reconciliation details the difference between results calculated using Generally Accepted Accounting Principles (“GAAP”) and the same results reported excluding certain charges (“non-GAAP information”). The non-GAAP information is included with the intention of providing investors a more complete understanding of our underlying operational results and trends, but should only be used in conjunction with results reported in accordance with GAAP. The Company believes that the non-GAAP disclosures set forth below provide useful information to show the effect on net income when all acquisition-related costs and non-cash tax benefits are excluded.

	Three Months Ended				Nine Months Ended
	March 31, 2004		March 31, 2003		March 31, 2004		March 31, 2003
	As reported under GAAP	Non-GAAP financial measures	As reported under GAAP	Non-GAAP financial measures	As reported under GAAP	Non-GAAP financial measures	As reported under GAAP	Non-GAAP financial measures
Revenues
Products	10,113	10,113	6,178	6,178	24,497	24,497	16,846	16,846
Services	2,923	2,923	2,465	2,465	8,795	8,795	7,130	7,130

Total revenues	13,036	13,036	8,643	8,643	33,292	33,292	23,976	23,976

Cost of revenues
Products	3,671	3,671	1,499	1,499	7,651	7,651	4,120	4,120
Services	947	947	568	568	2,716	2,716	1,841	1,841
Total cost of revenues	4,618	4,618	2,067	2,067	10,367	10,367	5,961	5,961

Gross profit	8,418	8,418	6,576	6,576	22,925	22,925	18,015	18,015

Operating expenses
Research and development	1,714	1,714	1,686	1,686	5,109	5,109	3,941	3,941
Selling, general and administrative	5,432	5,014	3,917	3,797	13,853	13,032	10,782	10,662
Compensation expense related to unearned restricted stock in the SnapGear acquisition	4,113	—	—	—	4,387	—	—	—

Total operating expenses	11,259	6,728	5,603	5,483	23,349	18,141	14,723	14,603

Operating (loss) / income	(2,841)	1,690	973	1,093	(424)	4,784	3,292	3,412

Other income
Interest income, net	45	45	31	31	113	113	85	85
Loss on sale of assets	—	—	—	—	—	—	(33)	(33)
Other income	206	206	(25)	(25)	358	358	75	75

Total other income	251	251	6	6	471	471	127	127

(Loss) / Income before income taxes	(2,590)	1,941	979	1,099	47	5,255	3,419	3,539

Income tax benefit	481	—	4,169	—	1,348	—	4,169	—

Net (loss) / income	(2,109)	1,941	5,148	1,099	1,395	5,255	7,588	3,539

Basic (loss) earnings per common share	$(0.09)	$0.08	$0.26	$0.05	$0.06	$0.23	$0.39	$0.18

Weighted average number of common shares outstanding	23,757	23,757	20,078	20,078	22,431	22,431	19,574	19,574

Diluted (loss) earnings per common share	$(0.09)	$0.07	$0.20	$0.04	$0.05	$0.19	$0.31	$0.15

Weighted average number of common shares outstanding	23,757	28,878	25,567	25,567	28,110	28,110	24,376	24,376

CYBERGUARD CORPORATION

March 31, 2004

(Dollars in thousands, except per share data)

Item 3.	Quantitative and Qualitative Disclosures Concerning Market Risk

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company’s management, the effectiveness of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) AND 15(d)-15(e) under the Exchange Act). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CYBERGUARD CORPORATION

March 31, 2004

(Dollars in thousands, except per share data)

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

CYBERGUARD CORPORATION

March 31, 2004

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

In July 2003, the Company entered into a Memorandum of Understanding to settle this lawsuit. The settlement amount of $10 million required the Company to incur a one-time charge of $3.9 million in the fourth quarter of its fiscal year ending June 30, 2003 for the amount in excess of the insurance coverage and related costs. The Company paid its portion of the settlement amount in cash. On October 9, 2003, the Company and all other parties signed a Stipulation and Agreement of Settlement and filed a Joint Motion for Preliminary Approval of Settlement of the lawsuit. On November 6, 2003, a hearing was held on the joint motion. The court entered a preliminary order approving the settlement and scheduled a final fairness hearing for April 16, 2004.

CYBERGUARD CORPORATION

March 31, 2004

(Dollars in thousands, except per share data)

On April 16, 2004 a fairness hearing was held before the magistrate judge. There were no objections raised to the proposed settlement. On April 19, 2004, the magistrate judge issued a Report and Recommendation to the district judge recommending that the settlement be approved. The terms of the proposed settlement are subject to final approval by the district court and there can be no assurance that the court will issue its approval.

Certain shareholders owning approximately 40,000 shares have elected to be excluded from the proposed settlement. These shareholders may assert claims against the Company. The Company cannot, at this time, estimate the amount of damages these shareholders might seek nor can it provide assurances that it will be successful in defending against such claims. If such claims are asserted, the Company would have no insurance coverage available to defray the cost of defending or paying the claims.

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

On November 14, 2002, the Company filed a lawsuit against Data Return Corporation in the United States District Court of the Northern District of Texas, alleging breach of contract, and seeking, among other remedies, damages of approximately $4 million. On December 9, 2002, Data Return Corporation filed an answer and affirmative defenses, and also counterclaims against the Company, alleging breach of contract, breach of warranty, fraud negligent misrepresentation and deceptive trade practices, and seeking unspecified damages. On December 30, 2002, the Company filed its answer and affirmative defenses to the counterclaim and a motion to dismiss the fraud, negligent misrepresentation and deceptive trade practices counterclaims.

In February 2003, the Data Return Corporation filed for bankruptcy protection under Chapter 11 in the United States Bankruptcy Court, District of Massachusetts. In Re Divine, et seq., (Nos. 11472-JNF, et seq.). More specifically, the Data Return bankruptcy proceeding was consolidated with a number of other Chapter 11 proceedings that had been filed for a series of other related entities, including but not limited to Divine, Inc. On December 16, 2003, Data Return filed a Motion in the bankruptcy proceeding requesting an order authorizing a settlement between Data Return Corporation and the Company pursuant to which the parties would engage in a mutual release of claims thereby resolving all disputes between them. On January 13, 2004, with no objections having been received, the Motion was granted authorizing this settlement agreement and the Order was entered on the bankruptcy court’s docket effective January 22, 2004. This resolves all disputes that existed between the Company and Data Return Corporation. All documents have been filed necessary to dismiss the proceeding in the United States District Court for the Northern District of Texas given the parties resolution of the disputes.

The Company is involved from time to time, in the ordinary course of its business, in various litigation relating to the conduct of its business. The Company believes that these other litigation matters

CYBERGUARD CORPORATION

March 31, 2004

(Dollars in thousands, except per share data)

will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

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

(b) Reports filed on Form 8-K during the quarter ended March 31, 2004:

During the quarter ended March 31, 2004, the Company filed three Current Reports on Form 8-K. On January 5, 2004, Item 5 in connection with the appointment of Michael G. Wittig as President was filed. On January 27, 2004, Item 7 and 12 in conection with the results of operations for the quarter ended December 31, 2003 was filed. On February 5, 2004, a Form 8-K/A was filed reporting Item 7 in connection with the filing of the financial statements for the SnapGear, Inc. acquisition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2004	CYBERGUARD CORPORATION

	By:	/s/ Patrick J. Clawson

Chairman and Chief Executive Officer

	By:	/s/ Michael D. Matte

Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.01	Certification by Patrick J. Clawson, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-15.

31.02	Certification by Michael D. Matte, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-15.

32.01	Certification by Patrick J. Clawson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification by Michael D. Matte, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.