Form 10-K
period 2004-06-30
CYBERGUARD CORP
filed 2004-09-10
CIK 927133

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: $184,413,136

As of August 30, 2004, 30,386,934 shares of the Registrant’s Common Stock, par value $.01 per share were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Registrant’s 2004 Annual Meeting of Shareholders (incorporated in Part III to the extent provided in Items 10, 11, 12, 13, and 14 hereof).

Forward-Looking Statements

PART I

ITEM 1. BUSINESS

Overview

We provide a broad portfolio of security products that deliver high performance, cost effective security for enterprises and government entities worldwide. Our products are designed to provide the strongest security and protection available along with robust centralized management. We offer a broad family of security appliance solutions and related software that include firewall, Virtual Private Networking (VPN), secure content management and security management technologies. Our appliances are built upon a highly secure operating system and proprietary software designed to identify network and application attacks and prevent them from reaching mission-critical resources. We believe that a key differentiator of our security products is our ability to inspect all the content that is traveling over the network for security threats, whether originating from within or outside an enterprise without impacting performance. We believe that our ability to inspect each packet of network traffic at the application layer provides some of the highest levels of protection.

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

We were incorporated in 1994 in connection with a spin-off from Harris Corporation. At that time, we produced computers for the real-time computing market as well as our firewall product for the secure computing market. We changed our name from Harris Computer Systems Corporation in June 1996 following the sale of our real-time computer business.

Industry Background

Online security is of growing importance to today’s organizations, as businesses and governments become increasingly reliant on Internet-based technology to conduct day-to-day operations. The rapid adoption of the Internet has accelerated the distribution and sharing of data and applications, enabling organizations to adopt new electronic ways of doing business. In order to realize the benefits of the Internet, businesses must open their networks to business partners, customers and their mobile workforce, significantly increasing their vulnerability. The more organizations depend on the Internet to conduct business, the greater the risk of business interruption, negative publicity, theft of proprietary or private information, liability for damages to others, and other costly business losses.

Increase in Security Risks

The move to Internet-based business processes and communications has increased concern about network and application security. Security threats include:

•	Unauthorized access to private company data and applications;

•	Exposure to malicious software, worms, spyware, and viruses that cause damage to a company’s data and business operations or that bypasses security and enables unauthorized access;

•	Unavailability of network and applications due to denial-of-service attacks (DoS);

•	Confidentiality leaks via email and unauthorized attachments that leave private networks unfiltered or unencrypted;

•	Legal liability resulting from inappropriate employee Internet access; and

•	Privacy violations associated with governmental regulations such as HIPAA.

In addition to many of the security risk that have been identified, many threats are yet unidentified and unknown.

Increasing Sophistication and Frequency of Security Attacks

In recent years, the frequency and severity of attempted breaches of network security has been increasing. According to the 2003 CSI/FBI Computer Crime and Security Survey, 56% of the respondents reported unauthorized use of their networks or applications. Moreover, this survey found that only 30% of those who suffered serious attacks actually reported them to law enforcement.

Despite the investments that governments and enterprises have made to secure their organizations, vulnerabilities and security breaches are becoming more prevalent. In addition, attacks have become more sophisticated and severe. This is a consequence, in part, of the availability of tools and information outlining how to make these attacks, an increase in the number of connections that are vulnerable to attack, and an increase in the overall amount of confidential information accessible through or delivered over the Internet. In some instances, the vulnerabilities have been in the existing security infrastructure set in place to protect the networks and applications.

Organizations have deployed security solutions to protect various parts of their infrastructure, however attacks have continued to evolve to target those elements of the infrastructure that are the most vulnerable or most difficult to protect. Many of these new attacks directly targets applications, often attempting to exploit vulnerabilities inherent in the applications themselves or in the underlying communications protocols. According to the Gartner Group, a leading technology research firm, over 70% of attacks target the application layer. As applications have become more sophisticated, so have the attack capabilities that threaten them. Organizations are recognizing that defensive measures must be even more advanced to protect against application-level threats.

In addition to external threats, businesses are increasingly recognizing the multiple risks and costs associated with personal Internet and computer use in the workplace. More than 45% of businesses detected unauthorized access to corporate data by personnel within the firewall perimeter according to a 2003 FBI survey. The proliferation of blended viruses and the rapid increase in employee use of instant messaging, peer-to-peer file sharing, and email, has resulted in new conduits for malicious code that bypass traditional network security measures. To address these problems, organizations are recognizing the need to proactively manage employee use of the Internet and computing resources.

The CyberGuard Solution

We provide a broad portfolio of security products that deliver high performance, cost effective security for enterprises and government entities worldwide. Our products are designed to provide the strongest security and protection available along with robust centralized management. We offer a broad family of security appliance solutions and related software that include firewall, VPN, secure content management, and security management technologies.

We believe that a key differentiator of our security products is our ability to inspect all the content that is traveling over the network for security threats, whether originating from within or outside an enterprise without impacting performance. Unlike many of our competitors whose firewall products only inspect a portion of the packet’s content, our firewall technology is designed to look deeper into the packet, up to and including the application-level. By examining the network traffic at a more granular level, we are able to provide our customers with a higher level of security. Similarly, our secure content management solutions inspect network traffic originating from employees to ensure that the content that has been requested or is being sent complies with the security policies established by the organization.

Key benefits of our security products include:

Multi-level security. Our security appliances and related software offer multi-level security by combining our highly secure firewall technology with our deep-content inspection capabilities associated with our secure content management software. We believe that our multi-level approach provides our customers with the ability to insure the content traveling both from outside and from within the organization is free from security threats. Our firewall technologies combine a hybrid methodology of stateful packet inspection and application proxies to provide deeper inspection of every packet that traverses the firewall. The application proxies make decisions on the types of data and commands allowed by looking at the application layer of the packet. Our secure content management technologies help prevent vulnerabilities and threats originated by actions within the organization.

High performance appliances. Our high performance security appliances and related software can be deployed in mission-critical environments such as data centers, corporate extranets, major e-commerce web sites and government networks. Using our high performance appliances, enterprises and government entities are able to deploy integrated security capabilities at up to 3.2 gigabits of throughput.

Ease of implementation and management. Our appliances and related software are designed to require minimal configuration so that they can be deployed quickly and cost-effectively in a network. Our appliances and related use industry standard protocols and management interfaces enable interoperability with a broad range of third-party products. Our products can be configured and managed remotely using industry standard interfaces, including a built in web-based user interface or a command line user interface. In addition, our solutions provide the ability to centrally manage and monitor security policies of our appliances and related software across the entire organization.

Low cost of ownership. Our appliances and related software are designed to minimize installation and maintenance costs of security, which allows our customers to limit the expenses of hiring IT personnel otherwise required to implement and maintain an effective security solution.

High reliability and availability. Our appliances support an optional high availability configuration that combines two appliances to operate as a single logical unit. If there is a disruption in network connectivity or if the primary appliance fails, the secondary appliance is designed to automatically take over to provide continuous network connectivity. All configuration changes are automatically synchronized between the appliances in the high availability pair. For critical connections, such as those to mission-critical government and e-commerce sites, this high availability configuration minimizes the risk of lost network connectivity

Strategy

Our mission is to be a leading supplier of high performance security solutions by delivering the best performing security appliances and related software in the world. We are positioning ourselves to realize this objective with a growth strategy that includes the following elements:

Extend our application and deep-content inspection security capabilities. We intend to enhance our application-level and content inspection technology through continued internal development. We believe we support one of the broadest sets of application proxies in the industry. We intend to introduce additional application proxies to support voice over Internet Protocol (VoIP) communications technology as well as key proxies for XML and SOAP applications. We intend to continue to enhance our support of our existing application proxies to accelerate the performance of our solutions.

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

Extend our product offerings. We intend to leverage our strength to further extend our core technologies, enhance our existing products and continue to develop new complementary products. We also intend to continue broadening the capabilities of our central management solution called Global Command Center™ designed to simplify management of multiple security appliances. We also intend to develop a security product that will offload heavy computational operations, such as complex cryptographic algorithms, at the central processing unit to enable faster performance.

Continue to grow our business organically as well as through strategic acquisitions. We are positioned to benefit from the projected growth in the industry and intend to grow organically by adding additional personnel, particularly in the sales and engineering areas. We also intend to pursue strategic acquisitions that provide additional technology expertise, complementary product offerings, additional geographic reach and new customer opportunities.

Products

Firewall/VPN Appliances

We offer a comprehensive line of premium firewall/VPN appliances that includes fourteen models designed to address the full spectrum of security requirements – from the most sophisticated enterprises and government agencies to the medium-sized businesses. Our firewall/VPN appliances are built on our custom, secure operating system and combine a hybrid methodology of stateful packet and application proxies technology to provide deeper inspection of every packet that traverses the network.

The strength of our firewall/VPN appliances has been certified in numerous independent evaluations. Our secure operating system and networking software are designed to meet the United States Trusted Computer System Evaluation Criteria/National Computer Security Center, or NCSC, criteria at a B1 level. Our firewall/VPN appliances achieved the Common Criteria EAL4+ certification. This certification meets the US National Security Agency benchmark for firewalls. Certain agencies of the U.S. government and large enterprises require the products they use to carry a certification of the product’s proven reliability.

Our firewall/VPN appliances are designed to offer network security solutions by providing the combination of high security, high performance and ease of use for global customers including major banks, financial institutions, corporations and government entities. We offer a number of security modules as part of our firewall/VPN appliances that are sold as customer-selected options. These options include: anti-virus, anti-span, SSL acceleration, web-content filtering, and intrusion detection.

Our appliances are comprised of specialized hardware platforms and secure operating systems. Our specialized hardware platform provide security, scalability and performance in any easy to use form factor.

The SG300 and SG500 appliances are specifically designed to increase security and reduce costs associated with small-medium sized businesses and enterprises or replicated sites. The SG300 and SG500 appliances are available at various sustained throughput rates ranging from 35Mbps to 140Mbps.

FS Series

The FS series appliances are specifically designed for networks with moderate bandwidth requirements within medium-sized organizations. At 250 to 500 Mbps performance and more than 550,000 simultaneous connections, the FS series provides throughput to meet the bandwidth requirements of many mid-sized networks.

KS Series

The FS series appliances are specifically designed for large organizations that require maximum throughput and security. The KS series appliances eliminate the performance barriers imposed by traditional firewalls and virtual private network encryption and have sustained throughput rates ranging from 1Gbps to 1.5Gbps.

SL Series

The SL series appliances are designed to be ultra-secure and deliver multi-gigabit throughput for any organization’s most demanding environments. The SL series appliances have sustained throughput rates of 1.5Gbps.

Our FS, KS and SL series appliances all carry the highest levels of independent, objective security certifications – Common Criteria EAL4+, ICSA, ITSEC E3, and VPNC.

Embedded Firewall/VPN Solutions

While perimeter firewalls are effective in stopping incursions from an external network, they cannot prevent attacks that originate within the protected network. Since up to 90% of network attacks originate within the organization, many organizations are complementing perimeter defenses with embedded firewalls that secure critical servers and host systems. By embedding access control technology within PCI cards, independent of the host operating system, the embedded firewall offers a scalable, tamper-resistant and non-by-passable security solution to secure access inside the corporate firewall. Administrators can define and implement access rules that restrict desktop users to specific servers or network resources based on their user profiles or group affiliations.

SG630 and SG635 Series

The SG630 and SG635 appliances are cost-effective firewall/VPN solutions packaged on a PCI card. By offloading all firewall and VPN processing from the host computer, the SG630 and SG635 ensure high performance and throughput with the convenience of remote management and simplified installation. The SG635 series includes an intrusion detection module.

Secure Content Management Software

We offer a comprehensive suite of secure content management products that enable organizations to manage and inspect Internet content to effectively protect their networks from security threats and annoyances. We combined our content security components into a single comprehensive solution. The integration of these components and the synergy of several individual technologies improve network performance and reduce administrative costs.

The following are key components of our secure content management software:

Webwasher URL Filter. Manages access to inappropriate or distracting Web content to minimize organization’s legal risks, increase network security and improve employee productivity.

Webwasher Anti-Virus. Provides in-depth protection against a multitude of blended threats at the corporate gateway while offering high performance through our innovative Antivirus technology.

Webwasher Anti-spam. Combines the strengths of multiple complementary spam detection methods for unmatched accuracy, delivering spam detection well in excess of 90% and a false-positive rate of less than 1%.

Webwasher Instant Message Filter. Detects, reports, and selectively blocks the unauthorized use of high-risk and evasive Peer-to-Peer file sharing (P2P) and Public Instant Messaging (IM) from enterprise networks.

Webwasher Content Protection. Ensures that your systems are protected against the myriad threats transported in Web and e-mail traffic. Content Protection screens the HTTP data stream, filtering out unwanted and potentially dangerous content. In addition, Content Protection filters out-going content (Web and e-mail) to stop leakage of confidential materials.

Webwasher SSL Scanner. Enables enterprises to apply their existing security and Internet usage policies to the HTTPS protocol.

Each of these secure content management modules can be deployed independently or combined as part of a more comprehensive solution.

Security Management Platform

Our security management solution, Global Command Center, is designed to enable large enterprises and government entities to implement and manage security policies easily and consistently across complex, geographically dispersed networks of firewalls/VPNs and other related security products. It is designed to allow security administrators to manage network security from a centrally-located position.

Global Command Center allows administrators to define objects, such as a firewall or other security device, once, and then reuse those objects wherever they are needed. When security policies change, an administrator can modify the objects and implement the changes instantly throughout the enterprise. Specifically, Global Command Center is designed to enable customers to centrally monitor and audit security policies, back-up and restore security configurations, centrally manage software updates and licensing and simplify routine administrative tasks.

Professional Services

Global education programs. Recognizing that the educated consumer is our most valued customer, we have developed a portfolio of certification courses for our suite of network security solutions. The courses include CyberGuard Firewall Security Administration, CyberGuard Firewall Security Officer, Global Command Center Administration, Virtual Private Network Administration, and High Availability Administration. Certification is achieved through successful completion of demonstration-based testing in the classroom and online testing at the end of the course. In addition, customized on-site seminars can be scheduled covering advanced security topics, including specific responses to the results of external and internal security assessments.

Customer Support

We believe that service is a key differentiator for us. Our worldwide customer support center provides 24-hour support via telephone and over the Internet through CyberGuard On-line. Our knowledgeable support team is versed in real-world enterprise environments, and they have each obtained certifications in networking, firewalls and security. Our support staff is composed of highly trained and qualified, level-2 experienced security professionals. In addition support staff has access to information and services. Our customers have access to security tips, technical services and incident placement through CyberGuard On-line.

Security Certifications

Our products continue to earn high level, independent security certifications and evaluations.

We maintain a commitment to be a leader in providing certified security solutions. Some examples of our security certifications include:

•	We believe that we were the first firewall appliance to complete the Common Criteria evaluation for our networking software and were awarded Evaluation Assurance Level 4. In addition, we received an augmented Evaluation Assurance Level 4 certificate under the Common Criteria Assurance Maintenance Scheme. This allows for continuing certification of any patches, enhancements, or upgrades without further evaluation;

•	We are currently engaged in Common Criteria evaluation of the latest version of our products at Evaluation Assurance Level 4 and claiming conformance to the following four U.S. Department of Defense protection profiles:

(1)	Final U.S. Government Traffic-Filter Firewall Protection Profile for Low-Risk Environments, Version 1.1, dated April 1999;

(2)	Final U.S. Department of Defense Application–level Firewall Protection Profile for Basic Robustness Environments, Version 1.0, dated June 22, 2000;

(3)	Final U.S. Department of Defense Application-level Firewall Protection Profile For Medium Robustness Environments Version 1.0 June 28, 2000; and

(4)	Final U.S. Department of Defense Traffic-Filter Firewall Protection Profile For Medium Robustness Environments Version 1.4 May 1, 2000.

•	We achieved the Federal Information Processing Standard (FIPS) 140-1 certification.

•	Our firewall appliance line has been recognized by ICSA Labs, a division of TruSecure Corporation, as having achieved ICSA Labs Firewall Certification Versions 3.0a and 4.0.

•	We have been certified by the VPNC (VPN Consortium) for Interoperability.

•	We are currently engaged in assurance maintenance for our existing certificates with final audit scheduled for August 2004.

Strategic Relationships

We have strategic alliances with third parties to ensure our customers have access to the most powerful and interoperable network security solutions available in the market today. By partnering with top performing providers as it relates to encryption, token authentication, virus detection and load balancing, CyberGuard is both internally innovative and uniquely positioned to service system integrators, solution providers, and end users as they make important infrastructure and network security decisions.

We outsource all of our hardware manufacturing and assembly primarily to two third-party manufacturers and assembly houses. We do not have written contracts with these manufacturers.

Customers and Markets

Traditionally, we have served the Global 2000 enterprise and national governments sectors, which typically have the most stringent requirements for network security. Our success in these sectors is the product of an unparalleled commitment to Common Criteria EAL4+ certification and maintenance assurance, as well as our status as the only firewall vender to have received “Orange Book” certification by the U.S. Federal Government. Widely regarded as the “most secure” solution as a result of this commitment to maintaining the highest level of certifications, demand for our products is especially prevalent in regulatory-driven environments, such as the financial services and utilities sectors.

The acquisition of SnapGear in November 2003 expanded our product portfolio to include a family of cost-effective firewall/VPN appliances aimed at the “edge” of the enterprise network. These SG-branded products are an excellent fit for small and mid-sized branch and remote offices, which comprise the largest and most lucrative segment of the firewall/VPN appliance marketplace. The SG product delivers on our commitment to offer a complete range of appliances to enterprise customers, who must provide consistent levels of security for their branch offices and remote employees.

In April 2004, we acquired Webwasher, a leading provider of enterprise-class Web and e-mail content security solutions. Webwasher’s Content Security Management suite provides a significant market differentiation for CyberGuard’s TSP solutions. Robust content security features, including an inherent ability to mitigate risk associated with malware, viruses, and worms, uniquely position CyberGuard to provide a cost-effective core-to-edge blended protection solution to the large enterprise market.

During our fiscal year ended June 30, 2004, we executed on a well defined growth strategy, acquiring strategic technologies and exploiting product synergies to expand our presence in global markets as a leading provider of information security solutions that scale from the core to the edge of the enterprise network. Looking toward the future, we believe that security infrastructure is in a transition period and that a number of enterprise pain points and business drivers have aligned to make CyberGuard a very attractive information security solutions provider to large enterprise organizations seeking to refresh or enhance their securing infrastructure.

Sales and Distribution

We sell our products primarily through a global network of value-added distributors, resellers and system integrators. The SG line can also be purchased directly on shopping sites such as Yahoo. When mandated by a specific enterprise customer or government agency, the channel is used for fulfillment purposes and we maintain a direct relationship with the customer.

A global sales force is responsible for acquiring and managing distribution partners. This indirect distribution strategy allows us to leverage the trusted relationships our partners have built with their customers to expand our range of prospects and accelerate the sales process. It also allows us to reduce our sales costs by reducing the number of direct sales professionals that would otherwise be required to achieve comparable market coverage. The ability of our partners to provide regional technical support reduces our need to provide direct support to customers, enabling us to provide high quality support services across the globe.

In July 2004, the “One Program” was introduced to standardize the channel program across the globe and to unify CyberGuard with its business partners. One is an innovative channel program due to its hard segmentation nature.

Even the name was chosen to communicate our view that our sales organization and the channel is managed as “one” entity, not separate delivery vehicles. The program reflects this philosophy. The program has been constructed to aggressively engage, energize, and reward the channel. Only channel partners that actively engage will be accepted into the program. Our channel managers are tasked with actively managing the engagement process, responsible for developing a coordinated marketing plan within 30 days of the acceptance of a new partner. By focusing their efforts on assisting our preferred-tier partners in developing go-to-market plans linked to CyberGuard’s quarterly marketing plan, the channel manager will be intimately involved in creating end user demand. “One” delivers on our commitment to drive business through the channel.

We employ three Regional Vice Presidents (RVP) who are responsible respectively for our businesses in the Americas, EMEA (Europe, the Middle East and Africa), and the US Federal Government. Each RVP employs a team of sales managers who are responsible for generating business through partners in their region and via selected key account end-user customers. A team of Inside Sales Professionals (ISPs) supports the RVPs in developing new channel partner relationships and assisting their regional sales managers throughout the sales process. In addition, we field a team of global technical support professionals who provide pre- and post-sales technical support to our sales force and channel partners.

Marketing

In June 2004, a VP of Worldwide Marketing was hired to lead the company’s marketing, brand management, and product management efforts. With this hire, CyberGuard has embraced the concept that market focus and brand management are equally important success criteria. Enhancing brand equity is the top priority for the next twelve months. Our marketing team intends to accomplish this objective by creating a sense of community for our customers and partners. To accomplish this objective, we will create “club-like” programs and events that reward our best customers and partners. We will also use advertising to influence the emotions our customers feel about doing business with CyberGuard.

A second key objective for 2005 is the mapping of marketing and product management activities to the technology adoption lifecycle model of market development. Specifically, marketing programs will be devised to enable CyberGuard to develop the “early mainstream” application-layer security market. These activities will consist of establishing beachhead accounts and a customer reference base for the Company’s new products, which generally represent a set of discontinuous innovations to both our legacy products and the industry at large. By definition, a discontinuous innovation requires that a prospect change their current behavior in order to implement the new technology. Therefore, our marketing efforts will be focused on defining the specific value propositions and business models required to coerce that change in behavior.

The third key objective for 2005 is to enhance our market focus. The company has historically been sales-driven, prioritizing product development on the basis of customer demand rather than broad market assessment. In June of 2004, we created a Director of Product Management position. Core responsibilities of this position are market assessment, definition of product requirements, and management of product development schedules. Under this new structure, specific customer requirements will be evaluated in the context of the broader market opportunity.

We will continue to invest in tactical marketing programs that help us attain strategic objectives. These include:

•	Advertising in major market security and networking print and online publications

•	Bylined articles by our security professionals in textbooks and technical publications

•	Industry Analyst relations programs to articulate our vision and maintain visibility with key analysts organizations, such as the Gartner Group, META Group, IDC, Frost and Sullivan, etc.

•	Media relation programs that generate coverage of our company and products in industry and business publications in our key markets.

•	Leveraging opportunities for key executives and spokespersons to speak about security issues and best practices at industry events.

•	Participation in high profile security, networking, and vertical industry trade shows and seminars that offer the best opportunities to meet with potential partners and end-user prospects.

•	Electronic newsletters, direct mail, and other marketing communications programs targeted to partners, customers, and prospects.

Co-Op Marketing will also play an important role in extending our global reach. This program enables our channel partners to accrue credits based on a percentage of their product revenue, and then to use these credits to offset 50% or more of the costs for generating marketplace awareness and leads for CyberGuard and its products.

As of June 30, 2004, we had 12 employees in our sales and marketing organization.

Competition

The market for security solutions is intensely competitive and characterized by rapid change and consolidation. We believe this level of competition is likely to persist and intensify given the escalating threats to global security and the growing sophistication of hackers and cyber-criminals.

We believe that the principal competitive factors affecting the market for computer and network security products include the product’s level of security, performance and reliability, technical features, including interoperability and functionality, ease of use, capabilities, customer services and support, integration of products, manageability of products, brand name recognition, reputation, distribution channels and lower total cost of ownership.

However, we believe that we possess a number of competitive advantages that provide opportunities for us to secure a significant share of the fastest growing market segments and profitably expand our business. These competitive advantages include:

•	A broad set of firewall/VPN appliances that are well positioned to meet the requirements of enterprise and mid-market customers.

•	A sophisticated central management solution—Global Command Center—that provides the foundation for managing enterprise security policies implemented with our solutions and also those from our competitors. We believe that Global Command Center will provide powerful incentives for organizations to standardize on CyberGuard as their security infrastructure provider.

•	A fully integrated suite of Webwasher Web and e-mail content security solutions. We are not aware of any other company in this space that can address our range of content security requirements with a solution that is as modular, feature rich, and fully integrated.

•	Our continuing leadership in providing application-layer security. Our capabilities to inspect and eliminate restricted application commands and content are even stronger today thanks to our acquisition of Webwasher.

•	Our demonstrated commitment to service and support.

•	An experienced team of developers, some of who helped create our multi-level secure operating system and other core technologies.

With our broad range of firewall/VPN solutions, we compete with a number of established firewall/VPN providers, including Cisco Systems, Check Point®, Secure Computing, Juniper Networks®, Watchguard®, Symantec®, SonicWALL, and others. In selected markets, we may also compete with new and emerging competitors such as Fortinet™, Tipping Point, and Radware.

In the content security sector, our chief competitors include Websense®, SurfControl®, Secure Computing (via its N2H2 acquisition), and Symantec.

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

Employees

As of June 30, 2004, we employed approximately 280 full-time employees and 10 contract engineers. All of our employees and contract engineers are bound by agreements containing confidentiality and conflict of interest provisions.

Available Information

The Company’s Internet Web site address is www.cyberguard.com. The Company makes available free of charge through its Web site its periodic reports as soon as reasonably practicable after filing.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 2000 West Commercial Blvd, Ft. Lauderdale, Florida. This facility has approximately 26,000 square feet and provides office space for our executive team, research and development, sales and worldwide customer support organizations. The lease expires in August 2004. In September 2004, we will be moving to a new 38,000 square foot facility, located at 350 S.W. 12TH Avenue, Deerfield Beach, Florida. The lease expires in November 2014.

We lease facilities on a short-term basis in Maryland, North Carolina, Illinois, Australia, Japan, Dubai, United Kingdom and Germany for regional sales support.

ITEM 3. LEGAL PROCEEDINGS

On August 24, 1998, the Company announced, among other things, that due to a review of its revenue recognition practices relating to distributors and resellers, it would restate prior financial results. After the August 24, 1998 announcement, twenty-five purported class action lawsuits were filed by alleged shareholders against the Company and certain former officers and directors. Pursuant to an order issued by the Court, these actions have been consolidated into one action, styled Stephen Cheney, et al. v. CyberGuard Corporation, et al., Case No. 98-

6879-CIV-Gold, in the United States District Court, Southern District of Florida. On August 23, 1999, the plaintiffs filed a Consolidated and Amended Class Action Complaint. This action seeks damages purportedly on behalf of all persons who purchased or otherwise acquired the Company’s common stock during various periods from November 7, 1996 through August 24, 1998. The complaint alleges, among other things, that as a result of accounting irregularities relating to the Company’s revenue recognition policies, the Company’s previously issued financial statements were materially false and misleading and that the defendants knowingly or recklessly published these financial statements which caused the Company’s common stock prices to rise artificially. The action alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. Subsequently, the defendants, including the Company, filed their respective motions to dismiss the Consolidated and Amended Class Action Complaint. On July 31, 2000, the Court issued a ruling denying the Company’s and Robert L. Carberry’s (the Company’s CEO from June 1996 through August 1998) motions to dismiss. The court granted the motions to dismiss with prejudice for defendants William D. Murray (the Company’s CFO from November 1997 through August 1998), Patrick O. Wheeler (the Company’s CFO from April 1996 through October 1997), C. Shelton James (the Company’s former Audit Committee Chairman), and KPMG Peat Marwick LLP (“KPMG”). On August 14, 2000, the plaintiffs filed a motion for reconsideration of that order. The Company filed an answer to the plaintiffs’ Consolidated and Amended Class Action Complaint on August 24, 2000. On March 20, 2001, the Court ruled on the plaintiffs’ motion for reconsideration that the previously dismissed defendants William D. Murray, Patrick O. Wheeler and C. Shelton James should not have been dismissed from the action and shall be defendants in this action under the control person liability claims under Section 20(a) of the Exchange Act, and that the plaintiffs may amend the Consolidated and Amended Class Action Complaint to bring claims against C. Shelton James under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On April 5, 2001, the plaintiffs filed their Second Consolidated and Amended Class Action Complaint to include amended claims against C. Shelton James. On May 10, 2001, the Company filed an answer and affirmative defenses to plaintiffs’ Second Consolidated and Amended Class Action Complaint. On August 14, 2002, the Court granted the plaintiffs’ Motion for Class Certification and certified the class to include all investors who acquired the Company’s common stock between November 7, 1996 and August 24, 1998 and were damaged by the purchase of such stock.

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

On April 16, 2004, a fairness hearing was held before the magistrate judge. There were no objections raised to the proposed settlement. On April 19, 2004, the magistrate judge issued a Report and Recommendation to the district judge recommending that the settlement be approved. On May 7, 2004, the district judge entered an Order and Final Judgment approving the settlement. No one has appealed the Order and Final Judgment and the time for appeal has expired.

Certain shareholders, owning approximately 40,000 shares, who had opted out of the settlement, reconsidered their decision and opted back into the settlement. A settlement with these shareholders was approved by the district court on August 11, 2004. A shareholder who owns approximately 2,000 shares opted out of the settlement. To date, this shareholder has not asserted a claim against the Company. If such claim is asserted, the Company would have no insurance coverage available to defray the cost of defending or paying the claim.

The Company is involved from time to time, in the ordinary course of its business, in various litigation relating to the conduct of its business. The Company believes that these other litigation matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On March 19, 2002, the Company began trading on the OTC Bulletin Board under the symbol CYBG. On June 11, 2002, the Company’s Common Stock began trading on the American Stock Exchange under the ticker symbol “CFW”. Finally, on July 8, 2003, the Company’s Common Stock ceased trading on the American Stock Exchange and commenced trading on the NASDAQ National Market under the symbol “CGFW.”

The Company is current in its reporting responsibilities pursuant to the Exchange Act.

There were approximately 3,376 holders of record of Common Stock as of June 30, 2004. The table below sets forth, for the quarters indicated, the high and low sales prices for the Company’s Common Stock as reported by NASDAQ and the American Stock Exchange.

	BID PRICES
	HIGH	LOW
FISCAL YEAR 2003
Quarter Ended September 30, 2002	$3.75	$2.00
Quarter Ended December 31, 2002	6.60	3.00
Quarter Ended March 31, 2003	7.64	5.10
Quarter Ended June 30, 2003	7.93	5.80

FISCAL YEAR 2004
Quarter Ended September 30, 2003	$10.70	$6.95
Quarter Ended December 31, 2003	12.25	7.25
Quarter Ended March 31, 2004	12.19	8.40
Quarter Ended June 30, 2004	11.07	5.52

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

We issued 1.7 million shares of unregistered common stock on November 26, 2003 in connection with the acquisition of SnapGear. A registration statement was filed on Form S3 (commission number 333-110960) to register these shares on February 11, 2004.

We issued 3.134 million shares of unregistered common stock on April 29, 2004 in connection with the acquisition of webwasher. A registration statement was filed on Form S3 (commission number 333-115537) to register these shares on July 22, 2004.

The number of shares issuable upon exercise of the outstanding options granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance, under our equity compensation plans as of June 30, 2004 are summarized in the following table:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,711,000	$3.99	3,406,000

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data that is qualified in its entirety by and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The financial data for the fiscal years ended June 30, 2004, 2003, 2002, 2001 and 2000 have been derived from our audited consolidated financial statements for such periods as audited by Grant Thornton LLP.

	Fiscal year ended June 30,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$47,812	$32,980	$22,340	$24,406	$18,859
Cost of revenues:	15,662	8,571	7,163	7,977	6,204

Gross profit	32,150	24,409	15,177	16,429	12,655

Operating expenses
Research and development	7,420	5,941	4,705	5,450	2,969
Selling, general and administrative	20,797	14,947	11,313	13,919	9,504
Compensation expense related to restricted stock in the SnapGear acquisition	4,387	—	—	—	—
Class action settlement		3,900	—	—	—

Total operating expenses	32,604	24,788	16,018	19,369	12,473

Operating income (loss)	(454)	(379)	(841)	(2,940)	182

Other income (expense):
Interest income (expense), net	148	111	58	(830)	(3,223)
Gain (loss) on sale of assets	—	(33)	(18)	(106)	—
Other income (expense)	376	205	193	(90)	(92)

Total other income (expense)	524	283	233	(1,026)	(3,315)

Loss before income taxes and cumulative effect of change in accounting principle	70	(96)	(608)	(3,966)	(3,133)

Income tax benefit	1,700	4167	—	—	—

Net Income ( loss) before cumulative effect of change in accounting principle	1,770	4071	(608)	(3,966)	(3,133)
Cumulative effect of change in accounting principle	—	—	—	(431)	—

Net income (loss)	1,700	4,071	(608)	(4,397)	(3,133)

Diluted income (loss) per share	$0.06	$0.16	$(0.03)	$(0.33)	$(0.34)

Balance Sheet Data:
Current assets	$26,958	$27,908	$12,605	$11,024	$8,325
Total assets	96,727	35,159	14,130	13,099	10,996
Long term obligations	10,278	—	—	—	5,095
Shareholders’ equity	66,042	14,671	6,956	6,474	(1,952)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on the 10-K, including this Management’s Discussion and Analysis of the Financial Condition and Results of Operations, contains forwarding-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and future results of CyberGuard Corporation are based on current expectation, estimates, forecast, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “target,” “goal,” “project,” “intend,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Statements regarding future growth, future products and product development, including the anticipated dates for introducing such products, future prospects, trends in our business, future profitability, business plans and strategies, future revenues and revenue sources, future liquidity and capital resources, future computer network security market directions, future acceptance of the Company’s products and possible growth in markets, future acquisitions, and increases in our sales force, as well as all other statements contained in this report that are not purely historical, are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risk, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may vary materially and adversely from those expressed in any forward-looking statement. Readers are referred to the cautionary statements and important risk factors discussed elsewhere in this report and in our other reports and filings with the SEC. Some of the factors that might cause future actual events to differ from those predicted or assumed include: future advances in technologies and computer security; the Company’s history of annual net operating losses and the financing of future losses through the sale of assets and newly issued Company securities; the Company’s ability to execute on its business plans; the Company’s dependence on outside parties such as its key customers and alliance partners; competition from major computer hardware, software, and networking companies; risk and expense of governmental regulation and effects of changes in regulation; uncertainties associated with product performance liability; risks associated with growth and expansion; global economic conditions; changes in customer needs resulting from economic conditions; dependence on information systems; risks associated with obtaining and maintaining patent and intellectual property right protection; uncertainties in availability of expansion capital in the future and other risks associated with capital markets; and the ability of the Company to integrate successfully any businesses it acquires.

We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Factors that could cause actual results to differ materially include the following;

•	Intense competition both domestically and Internationally

•	Decrease in profit margins,

•	Inventory risk due to shifts in market demands

•	Dependence on Information Systems

•	Upgrading our information and internal control systems.

•	Credit exposure due to the deterioration of the financial condition of our customers

•	Inability to obtain required capital

•	Fluctuation in interest rates

•	Potential adverse affects of acquisitions

•	Foreign currency exchange rates and exposure to foreign markets

•	The impact of changes of income tax and other regulatory legislation

•	Changes in accounting rules

•	Product supply and availability

•	Changes in vendor terms and conditions

•	Changes in general economic conditions

•	Exposure to natural disaster, war and terrorism

•	Volatility of common stock

•	Accuracy of forecast data

•	Expansion into new geographic markets

•	Expansion into new product markets

•	The ability to sustain profitability in the future

•	Seasonality and concentration of revenues at the end of the quarter

•	Dependence on third party channel partners to distribute products

•	Decrease in the price of our products

•	Dependence on one primary manufacturer and assembly house

•	Resources constraints caused by growth

•	Changes in technology and industry standards could affect our products and services

•	Litigation in connection with the alleged or actual failure of our products and services

•	A breach in security could harm public perception of our products

•	Cost of customizing products for foreign countries

•	Export and import restrictions, including those affecting encryption commodities and software

•	Regional economic and political conditions

•	Intellectual property claims and litigation

•	Governmental controls over the export or import of encryption technology

•	Changes in federal regulations and future rules of the Securities and Exchange Commission

•	Lack of resources compared to our competitors

•	Limited products or product types

•	Downturns in the technology sector in the US and key foreign economies

•	Fluctuations in quarterly operating results

Additional discussions of these and other factors affection our business and prospects is contained ion our periodic filings with the SEC, copies which can be obtained at the Investor Relations section of our website at www.cyberguard.com.

Overview

We provide a broad portfolio of security products that deliver high performance, cost effective security for enterprises and government entities worldwide. Our products are designed to provide the strongest security and protection available along with robust centralized management. We offer a broad family of security appliance solutions and related software that include firewall, Virtual Private Networking (VPN), secure content management and security management technologies. Our appliances are built upon a highly secure operating system and proprietary software designed to identify network and application attacks and prevent them from reaching mission-critical resources. We believe that a key differentiator of our security products is our ability to inspect all the content that is traveling over the network for security threats, whether originating from within or outside an enterprise without impacting performance. We believe that our ability to inspect each packet of network traffic at the application layer provides some of the highest levels of protection.

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

The consideration to SnapGear was approximately $16 million in cash and stock. The $16 million consideration consisted of: (a) approximately 1.7 million shares of the Company’s common stock valued at $14 million; and (b) cash of approximately $1.6 million. In addition, the stockholders of SnapGear are entitled to receive up to approximately 367,000 additional shares of the Company’s common stock valued at $3.2 million based on revenues of up to $15 million are attained in the 12 months post-closing.

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

The acquisition was accounted for using the purchase method of accounting, as required by Statement of Financial Accounting Standard No. 141, “Business Combinations.” Under this method of accounting, the Company allocated the purchase price to the fair value of the assets acquired, including identified intangible assets. The allocation was based on management’s estimates, with assistance from an independent third party valuation firm. The purchase price allocated includes $800,000 of the $3.2 million contingent earnout based on the Company’s estimate of SnapGear achieving a revenue target of $12.5 million per the Agreement, during the twelve months ended November 30, 2004. The purchase price included closing costs of $346,000.

On April 29, 2004, CyberGuard Corporation (“Company”) completed the acquisition of German high-end content security vendor webwasher AG for $37.5 million, of which $8.1 million was paid in cash and the remainder was paid with 3.1 million shares of the Company’s common stock valued at $29.01 million. There is additional earnout potential of $10 million to be paid in stock subject to webwasher achieving revenue targets beginning at $16.6 million and up to $20.6 million and net income targets beginning at $1.0 million for the period beginning April 15, 2004 through June 30, 2005. Webwasher develops and markets standalone and integrated solutions for Internet content security and filtering, including URL filtering, e-mail and spam filtering, virus protection, SSL filtering, Instant Message/Peer-to-Peer blocking and Internet usage reporting.

The acquisition was accounted for using the purchase method of accounting, as required by Statement of Financial Accounting Standard No. 141, “Business Combinations.” Under this method of accounting, the Company allocated the purchase price to the fair value of the assets acquired, including identified intangible assets. The allocation was based on management’s estimates, with assistance from an independent third party valuation firm. The Company is in the process of finalizing the purchase price allocation and these are subject to change. The purchase price included closing costs of $433,000.

Results of Operations

The following table sets forth certain of our consolidated statement of operations data as a percentage of total revenues for the periods indicated.

	Fiscal year ended June 30,
	2004	2003	2002
	(in percentages)
Revenues:
Products	75	69	68
Services	25	31	32

Total revenues	100	100	100

Cost of revenues:
Products	25	18	23
Services	8	8	9

Total cost of revenues	33	26	32

Gross profit	67	74	68

Operating expenses:
Research and development	16	18	21
Selling, general and administrative	43	45	51
Class action settlement	—	12	—
Compensation expense related to restricted stock in the SnapGear acquisition	9	—	—

Total operating expenses	68	75	72

Operating loss	(1)	(1)	(4)

Other income:
Interest income (expense), net	0	0	0
Gain (loss) on sale of assets	0	0	0
Other income	1	1	1

Total other income	1	1	1

Income/ (Loss) before income taxes	0	0	(3)

Income tax benefit	4	13	0

Net income (loss)	4	13	(3)

Fiscal Year Ended June 30, 2004 compared to Fiscal Year Ended June 30, 2003

Total revenues. Total revenues, which consist of product sales and software maintenance and professional services revenues, increased from $32.9 million for fiscal year 2003 to $47.8 million in fiscal year 2004, or 45%. The increase in total revenues was driven by the increase in the number of products we currently offer, the continued focus on security by government and commercial enterprises world-wide, increased awareness of our product brand and new product offerings as a result of our acquisition of SnapGear in November 2003 and webwasher in April 2004.

We categorize our revenues into three geographic regions: North America; Europe and the Middle East, (“EMEA”); and Asia and the Pacific Rim, (“APAC”). Revenues in North America, EMEA

and APAC as a percentage of total revenues were approximately 50%, 32% and 18%, respectively, in fiscal year 2004 and 2003. All regions experienced increased sales in fiscal year 2004 compared to fiscal year 2003. Our total international revenues, which are revenues for customers outside North America, represented approximately 50% of the total revenues in fiscal year 2004 and 2003.

No single customer or reseller accounted for more than 10% of our total revenue in fiscal year 2004 or 2003.

We expect revenues to increase in fiscal 2005 as a result of including the revenues of the acquired companies, SnapGear and webwasher, for a full twelve months.

Product revenues. Product revenues consist primarily of firewall and VPN security appliances. Product revenues increased from $22.6 million in fiscal year 2003 to $35.8 million in fiscal year 2004, or 58%. The increase in product revenues is primarily the result of increased brand awareness, channel growth, penetrating into new markets and new product offerings as a result of our acquisition of SnapGear in November 2003 and webwasher in April 2004. The majority of our product revenues for fiscal year 2004 were generated from large enterprise customers and government entities, in both domestic and international markets. An additional component of our product revenue in fiscal 2004 is OEM sales to large service providers and systems integrators resulting from our acquisition of SnapGear.

Service revenues. Service revenues consist primarily of maintenance contracts for technical support of our firewall/VPN appliances and content management solutions from the Webwasher acquisition. Also included in service revenues are revenues from professional services such as training, consulting and installation. Service revenues increased from $10.3 million in fiscal year 2003 to $12 million in fiscal year 2004 an increase of 16%. The increase in service revenues was due primarily to growth in annual maintenance/customer support revenues, which represents approximately 90% of total service revenues. This growth is due to the greater number of installed products during fiscal year 2004 resulting from additional product sales, as well as maintenance/customer support renewals for products sold in previous years. Revenues from training, consulting and installations made up the balance of the growth of service revenues from fiscal year 2003 to fiscal year 2004.

Cost of revenues and gross profit. Total cost of revenues, which includes products and services costs, increased from $8.6 million in fiscal year 2003 to $15.7 million in fiscal year 2004, or 83%. The increase was primarily due to the increased product sales and services revenues for fiscal year 2004. Total gross profit was 67% for fiscal year 2004 and 74% for fiscal year 2003. Gross profit is affected by a variety of factors including competition, the mix in average selling prices of products we currently offer, OEM sales, new product introduction and enhancements, fluctuation in manufacturing volumes and incremental cost of supporting the increased installed customer base. The reduction in product related gross profit was primarily the result of a change in the product mix as a result of the acquisition of SnapGear in November of 2003. The security solutions for the SG product range are used in regional, branch and small offices of small to medium-sized enterprises. These products fall into more of a commodity offering and margins are lower than the traditional Cyberguard offerings. In addition, the OEM component of revenues has margins, which are substantially lower than those products that are sold through channel relationships. The gross margin was also negatively impacted by the amortization of acquisition related charges which totaled 905,000 during 2004. Gross profit for services was $8.1 million, or 67%, for fiscal year 2004 as compared to $7.7 million, or 74%, for fiscal year 2003. The decrease in service related gross profit was a result of the increase in headcount of the support maintenance engineers.

Operating expenses. For fiscal year 2004, total operating expenses increased to $32.6 million as compared to $24.8 million for the fiscal year 2003, or 32%. As a percentage of total revenues, operating expenses decreased from 75% in fiscal year 2003 to 68% in fiscal year 2004. Included in the operating expenses for the year ended June 30, 2004 was a non-recurring charge of $4.4 million for a non-cash compensation charge related to the SnapGear acquisition and $844,000 of acquisition related amortization of intangibles. Excluding the non-cash compensation charge and the amortization of acquisition related intangibles, operating costs were $28.2 million, or 59% of total revenue. The increase in total operating expenses in fiscal year 2004 from fiscal year 2003, excluding acquisition related amortization and other non-recurring charges from both years, was $6.7 million, or 32%. The overall increase in operating expenses is due primarily to the increase in development costs of $1.5 million, and an increase in selling, general and administrative expenses of $5.3 million. The increase in both operating expense categories is as a result of the acquisitions made during the current year. Operating expenses are expected to increase in fiscal 2005 as a result of including the operating expenses of the acquired companies for a full twelve months. For a reconciliation of the Company’s operating expenses under generally accepted accounting principles, please see the table below under the heading “Non-GAAP Financial Information”.

Research and development expenses. Research and development expenses includes salaries, non-capitalized equipment, software tools and facilities related costs. For fiscal year 2004, total research and development expenses increased to $7.4 million from $5.9 million for fiscal year 2003, or 25%. Sixty five percent of the increase is the result of additional development associated with the acquisitions during the year and the balance is due to the increase in headcount of the existing development organization. As a percentage of total revenue, research and development expenses decreased to 16% in fiscal year 2004 compared to 18% for fiscal year 2003 due primarily to the growth in revenues during the year and the increase in capitalization of software development costs during fiscal 2004 of $1.6 million relating to the latest release of the software, compared to $179,000 of software development costs that were capitalized during fiscal 2003. Research and development expenses are expected to increase in fiscal 2005 as a result of including the research and development expenses of the acquired companies for a full twelve months.

Selling, general and administrative expenses. Selling, general and administrative expenses include salaries, commissions, human resources, finance, administrative support functions, and legal and accounting professional services. Selling general and administrative expenses increased by $5.8 million or 39% to $20.8 million for fiscal year 2004 from $14.9million for fiscal year 2003. The increase was due to labor related expenses, including increases in bonuses, commissions as a result of including the costs of the acquired companies as well as option related payroll costs incurred. The increase also includes an increase in amortization of acquisition related charges of $540,000. As a percentage of total revenue, selling, general and administrative expenses decreased to 43% for fiscal year 2004 compared to 45% for fiscal year 2003.

Selling, general and administrative expenses are expected to increase in fiscal 2005 as a result of including selling, general and administrative expenses of the acquired companies for a full twelve months.

Compensation expense related to restricted stock. The restricted stock compensation balance of $4.4 million recorded in connection with the acquisition of SnapGear, represented the portion of the purchase consideration linked to continued employment of certain key employees of SnapGear. This amount was written off as a one-time non-cash charge during fiscal year 2004 as a result of the Company’s election to remove the employment requirement from the restricted stock agreement. The restricted stock agreement still requires release of stock to these employees from escrow over a two year period beginning November 26, 2004.

Net interest income. Net interest income was $148,000 for fiscal year 2004 compared to net interest income of $111,000 for fiscal year 2003. The increase in net interest income was primarily the result of the significant increase in cash balances for fiscal year 2004 versus fiscal year 2003.

Other income. Other income was $376,000 for fiscal year 2004 versus $205,000 for fiscal year 2003. Other income represents foreign currency gains for fiscal year 2004 and 2003.

Income tax benefit. We provide a deferred tax valuation allowance for the portion of our deferred tax assets which is not more likely than not, to be recognized due to our cumulative losses and the uncertainty as to future recoverability. We recorded an income tax benefit of $1.7 million as of June 30, 2004, as a result of the reversal of a portion of the deferred tax asset valuation allowance. The reversal of the allowance was made because we believe it is more likely than not that this portion of the deferred tax asset will be realized. The computation of our deferred tax assets and related valuation allowance is based on taxable income we expect to earn over the next two years which will include the utilization of previously accumulated net operating tax losses. We will continue to evaluate each quarter the amount of additional reduction or increase of the valuation allowance that should be made, if any. This will be based on our estimate and conclusions regarding the ultimate realization of the deferred tax assets, including but not limited to, our recent positive financial results as well as projected earnings over a 9 quarter period. The impact of further reductions of the deferred tax valuation allowance will be to record a tax benefit, which will increase net income in the period this determination is made.

Net income and earnings per share. As a result of the factors described above, net income decreased to $1.7 million in fiscal 2004, or $0.06 per diluted share, compared to a net income of $4.1 million, or $0.16 per diluted share for the fiscal year 2003. The acquisition related charges described above, had the impact of reducing our earnings by $6.1 million during fiscal year 2004. Acquisition related charges and the class action settlement had the impact of reducing our earnings by $4.4 million, during fiscal year 2003.

Non-GAAP Financial Information

The following reconciliation details the adjustments between the results calculated using generally accepted accounting principals (GAAP) and the same results excluding acquisition related and non-recurring charges. The non-GAAP information is included herein in order to provide investors a more complete understanding of the underlying operational results and trends, which should only be read in conjunction with the results reported in accordance with GAAP. (Amounts in thousands except per share amounts)

	Year Ended June 30, 2004				Year Ended June 30, 2003
	GAAP Presentation	Proforma Adjustments		Proforma Presentation	GAAP Presentation	Proforma Adjustments	Proforma Presentation
Revenues:
Products	$35,796	$—		$35,796	$22,632	$—	$22,632
Services	12,016	—		12,016	10,348	—	10,348

Total revenues	47,812	—		47,812	32,980	—	32,980
Cost of revenues:
Products	11,743	(905)[1]		10,838	5,884	(130)[1]	5,754
Services	3,919	—		3,919	2,687	—	2,687

Total cost of revenues	15,662	(905)		14,757	8,571	(130)	8,441

Gross profit	32,150	905		33,055	24,409	130	24,539

Operating expenses:
Research and development	7,420	—		7,420	5,941	—	5,941
Selling, general and administrative	20,797	(844	)1	19,953	14,947	(173)[1]	14,774
Compensation expense related to restricted stock in the SnapGear acquisition	4,387	(4,387)[3]		—	—	—	—
Class action settlement	—	—		—	3,900	(3,900)[2]	—

Total operating expenses	32,604	(5,231)		27,373	24,788	(4,073)	20,715

Operating income (loss)	(454)	6,136		5,682	(379)	4,203	3,824

Other income (expense)
Interest income, net	148	—		148	111	—	111
Loss on sale of assets	—	—		—	(33)	—	(33)
Other income	376	—		376	205	—	205

Total other income	524	—		524	283	—	283

Income / (Loss) before income taxes	70	6,136		6,206	(96)	4,203	4,107

Income tax benefit	1,700	—		1,700	4,167	—	4,167

Net income	$1,770	$6,136		$7,906	$4,071	$4,203	$8,274

Basic earnings per common share	$0.07			$0.33	$0.21		$0.42

Weighted average number of common shares outstanding	23,829			23,829	19,856		19,856

Diluted earnings per common share	$0.06			$0.28	$0.16		$0.33

Weighted average number of common shares outstanding	28,363			28,363	24,893		24,893

1 -	The proforma adjustment relates to amortization of acquisition related intangible assets.
2 -	The proforma adjustment relates to a one-time non-recurring charge for the settlement of the class-action lawsuit.
3 -	The proforma adjustment relates to a one-time non-recurring charge related to non-cash compensation for the SnapGear acquisition .

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

Product revenues. Product revenues consist primarily of firewall and VPN security appliances. Product revenues increased from $15.2 million in fiscal year 2002 to $22.6 million in fiscal year 2003, or 49%. The increase in product revenues is primarily the result of increased brand awareness, channel growth and penetration into new markets. The majority of our product revenues for fiscal year 2003 were generated from large enterprise customers and government entities, in both domestic and international markets. Our federal division consists of a team of security engineers and sales professionals who focus solely on working with various U.S. government agencies and departments. As a result of this focus we have experienced an increase in government business activity, not only in the U.S. but also around the world.

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

Operating expenses. For fiscal year 2003, total operating expenses increased to $24.8 million as compared to $16.0 million for the fiscal year 2002, or 55%. As a percentage of total revenues, operating expenses increased from 72% in fiscal year 2002 to 75% in fiscal year 2003. Included in operating expense for fiscal year 2003, was the settlement of a class action lawsuit in the amount of $3.9 million, which represents our portion of the class action litigation settlement. Excluding the one-time charge for this settlement, operating costs were $20.9 million, or 63% of total revenue. The increase in total operating expenses in fiscal year 2003 from fiscal year 2002, excluding the one-time charge, was $4.9 million, or 30%. The overall increase in operating expenses is due primarily to the increase in development costs of $1.2 million, and an increase in selling, general and administrative expenses of $3.7 million. The non-GAAP information is included herein in order to provide investors a more complete understanding of the underlying operational results and trends and comparison of results from period to period. The non-GAAP information should only be read in conjunction with the results reported in accordance with GAAP.

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

Class action settlement. In June 2003, we received an offer to settle an outstanding class action lawsuit for $10.0 million. In July 2003, the Company entered into a Memorandum of Understanding to settle this lawsuit. The settlement amount of $10 million required the Company to incur a one-time charge of $3.9 million in the fourth quarter of its fiscal year ending June 30, 2003 for the amount in excess of the insurance coverage and related costs. The Company’s portion of the settlement amount was paid by the Company in cash.

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

Liquidity and Capital Resources

At June 30, 2004, our principal source of liquidity was $12.4 million of cash and cash equivalents on hand, which consist principally of commercial paper and U.S. government securities. For the fiscal year 2004, our cash and cash equivalents and short-term investments increased by $300,000 to $12.4 million from $12.1 million at June 30, 2003.

Cash provided by operating activities was $4.8 million for the fiscal year 2004. For fiscal year 2003 cash provided by operating activities was $5.1 million. The decrease is primarily the result of the class action payout, off-set by various changes in current asset and liability accounts.

Net cash used in investing activities was $10.1 million in fiscal year 2004, primarily as a result of the acquisition of webwasher expenditure of $8.1 million and investments in capitalized software of $1.6 million. Net cash used in investing activities was $1.5 million in fiscal year 2003, primarily as a result of the purchase of property and equipment of $666,000, an increase in restricted cash of $335,000, capitalized software of $179,000 and the cash portion of the acquisition of the NetOctave, Inc. assets of $300,000. Net cash provided by financing activities was $5.8 million for fiscal year 2004 and $2.4 million for fiscal year 2003. In fiscal year 2004, the cash provided by financing activities was primarily the proceeds from stock options exercised and warrants converted.

At June 30, 2004, our contractual obligations were as follows:

	Payments due in:
Contractual obligations	Total	2005	2006	2007	2008	2009	thereafter
Operating lease obligations	4,479,000	685,000	626,000	408,000	361,000	371,000	2,028,000

Additional information regarding our financial commitments as of June 30, 2004 is contained in Note 9 to the financial statements. The Company had no off-balance sheet arrangements as of June 30, 2004. Currently, we have no agreements or arrangements for third parties to provide us with sources of liquidity and capital resources. We believe our existing cash; cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, acquisitions, the timing and extent of spending on support, product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancement to existing products, and market acceptance of our products. We are not aware of any known demands, commitments, events or uncertainties that will result or that are reasonably likely to result in our liquidity increasing or decreasing in a material way. There can be no assurance, however, that the assumptions upon which we base our future working capital and capital expenditure requirements will prove to be correct. If these assumptions are not correct, we may be required to raise additional capital through loans or the issuance of debt or equity securities. To the extent we raise additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, additional capital may be unavailable to us on acceptable terms, or may not be available at all.

Critical Accounting Policies

Our discussion and analysis of financial conditions and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an on-going basis, we evaluate significant estimates used in preparing our consolidated financial statements, including revenue recognition, bad debt, software development costs, inventory valuation and deferred taxes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in preparing our consolidated financial statements:

Revenue Recognition— The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. Revenue recognition in accordance with these pronouncements can be complex due to the nature and variability of the Company’s sales transactions. The Company’s revenue is primarily from the following sources:

(i)	Product sales of firewall appliances and software licenses to resellers and end users;

(ii)	Product sales with customer-specific acceptance provisions to OEM customers; and

(iii)	Service revenue which is primarily maintenance which provides for customer support.

Revenues from product sales are recognized only when a contract or agreement has been executed, delivery of the appliance has occurred or for software licenses an authorization code or subscription activation has been delivered to the customer, the fee is fixed and determinable and we believe collection is probable. Product revenue is generally recognized on product shipment; this includes the transfer of both title and risk of loss, provided that no significant obligations remain. There is no product right of return available to the customer. For software licenses, revenue is generally recognized on the delivery of the authorization code for perpetual licenses or upon activation of the subscription licenses. Subscription license revenue is recognized ratably over the life of the subscription. We defer revenues on product sales for new value added resellers where we are unable to determine the ability of the reseller to honor a commitment to make fixed or determinable payment. Revenue will be deferred until the resellers demonstrate consistency of payment within terms and there are no instances where we have to take back the product because of non-payment for a three-month period. For the year ended June 30, 2004, twenty one resellers were reclassified from cash basis to accrual, based on a reasonable assurance of collectibility from evaluating their payment history and no product returns. The impact of the reclassifications did not have a material effect on revenue.

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

Goodwill - In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performs its test of goodwill on an annual basis on the anniversary date of recording goodwill to determine if impairment has occurred. Testing would be done on a more frequent basis, if impairment indicators arise. No impairment has been identified or recorded during fiscal 2004 as goodwill was recorded for the first time in November 2003 in connection with the SnapGear acquisition and in April 2004 in connection with the webwasher acquisition.

Intangibles – Intangible assets are primarily an allocation of a portion of the purchase price in connection with the SnapGear and webwasher acquisitions to the following separate and identifiable intangible assets: Developed Technology, Trade Name and Customer Base. Intangible assets are stated at cost, less accumulated amortization. Amortization is computed by the straight-line method using the estimated useful lives of the assets, which range from 2 1/2 to 5 years. Trade Name was determined to have an indefinite life and is not being amortized but is subject to impairment testing.

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

Inventory Valuation. Inventories consist primarily of component parts and computer hardware and are carried at the lower of cost, determined by the First-In-First-Out method, or market. We write our inventories down to estimated market value based on assumptions of our future demand, based on projected product releases and market conditions. Variation in market trends, customer preferences, introduction of new products (replacing existing products) or technological advances could, however, significantly affect these estimates and result in additional inventory write-downs. Evaluation inventory older than six-months is transferred to fixed assets and depreciated over 12 months.

Deferred Taxes. We provide a valuation allowance for that portion of deferred tax assets, which is not more likely than not to be recognized due to the Company’s cumulative losses and the uncertainty as to future recoverability. Any reversal of the deferred tax valuation allowance is made when we believe that it is more likely than not that this portion of the deferred tax asset will be realized. The computation of our deferred tax assets and related valuation allowance is based on taxable income we expect to earn over the next nine quarters which will include the utilization of previously accumulated net operating tax losses. We will continue to evaluate each quarter the amount, if any, of additional reduction or increase of the valuation allowance that should be made. This will be based on management’s estimate and conclusions regarding the ultimate realization of the deferred tax assets, including but not limited to, the company’s recent positive financial results as well as projected earnings over nine quarters. The impact of further reductions of the valuation allowance will be to record a tax benefit, which will increase net income in the period the determination is made.

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

SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective for our first quarter of fiscal 2004. The adoption of SFAS No. 150 did not have an impact on our consolidated financial position or results of operations during the period.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At June 30, 2004 we were not a party to transactions contemplated under FIN 46.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, Revenue Arrangements with Multiple Deliverables. The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables is not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The adoption of EITF 00-21 did not have an impact on our consolidated financial position or results of operations during the period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest rate risk. We do not hold derivative financial instruments, floating or fixed rate debt or derivative equity securities. Financial investments, which potentially subject the Company to a concentration of credit risk, principally consist of cash, cash equivalents and trade receivables. The Company holds any excess cash in short-term investments consisting of commercial paper. Concentration of credit risk with respect to receivables is limited due to the Company’s customer base and historical collection rates.

Foreign currency risk. The majority of our sales and the majority of our expenses are currently denominated in US dollars. As a result, we have not experienced material foreign currency exchange gains and losses except those disclosed on page F11 in the accompanying audited consolidated financial statements. As a large international organization, however, we face exposure to adverse movements in foreign currency exchange rates. With our acquisition of WebWasher AG and our sales performance this past year in Europe, the percentage of our business with exposure to currency risk is increasing. These exposures may change over time as business practices evolve and could have a material impact on our financial results in the future. Although we have not engaged in foreign currency hedging to date, we may do so in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following items are attached and incorporated into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated, with the participation of Cyberguard’s management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act). Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective. Except as further described below, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is in the process of upgrading its computer systems used for operations. The upgrade process will take place over the next few years. As we believe is the case in most system changes, the implementation of these systems will necessitate changes in operating policies and procedures and the related internal controls and their method of application. However, throughout this implementation, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is currently in the process of reviewing its internal controls structure with a view towards meeting the formalized requirements of Section 404 of the Sarbanes-Oxley Act. In addition, our independent auditors, Grant Thornton LLP, have identified to management and the Audit Committee a significant deficiency which needs to be improved. This deficiency has been discussed and considered in detail among management, the Audit Committee and Grant Thornton. Management has committed to hiring additional resources in the Finance department to mitigate and correct the deficiency. Despite the issue identified above, management believes that the Company’s financial statements and related disclosures as filed to date present fairly, in all material respects, our financial condition and results of operations for the respective periods.

Limitations on the Effectiveness of Controls

The Company maintains a system of internal control over financial reporting to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in accordance with accounting principles generally accepted in the United States. However, the Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed within 120 days from June 30, 2004, the end of the Company’s fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed within 120 days from June 30, 2004, the end of the Company’s fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed within 120 days from June 30, 2004, the end of the Company’s fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed within 120 days from June 30, 2004, the end of the Company’s fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed within 120 days from June 30, 2004, the end of the Company’s fiscal year.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	Financial Statements. The Financial Statements filed as part of this Report are listed separately in the Index to Financial Statements beginning on page F-1 of this Report.

(b)	Exhibits. The following exhibits are included in this Report:

Exhibit No.		Exhibit Description
2.01	—	Asset Purchase Agreement dated January 22, 2003 by and between NetOctave, Inc. and CyberGuard Corporation(16)

2.02	—	Agreement and Plan of Merger among the Company, SnapGear Acquisition Corp and SnapGear, Inc., dated November 12, 2003(9)

2.03	—	Stock Purchase and Sale Agreement among the Company and WebWasher AG and the shareholders named herein, dated April 25, 2004(17)

3.01	—	Articles of Incorporation of the Company, as amended June 26, 1996(8)

3.02	—	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company(13)

3.03	—	Restated Bylaws of the Company(3)

4.01	—	Form of Common Stock Certificate(4)

4.02	—	Form of Stockholder Rights Plan(2)*

10.01	—	Employee Stock Incentive Plan(6)*

10.02	—	Amendment to Employee Stock Incentive Plan(7)*

10.03	—	Amendment to Employee Stock Incentive Plan dated March 20, 1998(15)*

10.04	—	Third Amended and Restated Employee Stock Option Plan dated September 4, 1998, as amended through December 4, 2003 (14)*

10.05	—	Forms of Stock Option Agreements(15)*

10.06	—	Retirement Savings Plan, as amended and restated on July 1, 2002(5)*

10.07	—	Lease Agreement between the Company and Quadrant Business Center, dated March 9, 2004

10.08	—	Employment Agreement Amendment dated October 1, 2001 between the Company and Patrick Clawson(12)*

10.09	—	Employment Agreement Amendment dated October 1, 2001 between the Company and Michael Matte(12)*

10.10	—	Employment Agreement Amendment dated October 1, 2001 between the Company and Michael Wittig(12)*

10.11	—	Employment Agreement Amendment dated October 1, 2001 between the Company and Scott Hammack(12)*

10.12	—	Employment Agreement dated November 12, 2003, as amended, between the Company and Peter Cronk*

10.13	—	Employment Agreement dated September 30, 1998 between the Company and Michael Wittig(15)*

10.14	—	Amendment to Employment Agreement between the Company and Mike Wittig, dated December 13, 2000(11)*

10.15	—	Agreement between the Company and Scott J. Hammack, dated December 26, 2000(11)*

10.16	—	Employment Agreement between the Company and Scott J. Hammack, dated January 2, 2001(11)*

10.17	—	Agreement between the Company and Scott J. Hammack, dated January 17, 2001(11)*

10.18	—	Employment Agreement between the Company and Patrick J. Clawson, dated January 18, 2001(11)*

10.19	—	Employment Agreement dated February 13, 2001 between the Company and Michael Matte(10)*

21.01	—	List of subsidiaries of the Company

23.01	—	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.01	—	Certification by Patrick J. Clawson, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-15.

31.02	—	Certification by Michael D. Matte, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-15.

32.01	—	Certification by Patrick J. Clawson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.02	—	Certification by Michael D. Matte, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)	This exhibit shall be treated as accompanying this Annual Report on Form 10-K and shall not be deemed as filed as part of this Report.
(2)	Incorporated herein by reference to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form 10, dated September 29, 1994, File No. 0-24544.
(3)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed on November 12, 1999.
(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3 dated May 23, 1996 (File No. 333-04407).
(5)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (Commission File Number 333-58262), filed on July 19, 2002.
(6)	Incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Commission File Number 33-88448) filed on January 13, 1995.
(7)	Incorporated herein by reference to Annex E of the Registrant’s Definitive Proxy Statement as filed on May 24, 1996.
(8)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 1996.
(9)	Incorporated herein by reference from the Form 8-K dated filed with the SEC on December 12, 2003.
(10)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2001.
(11)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2001.
(12)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed on February 5, 2002.
(13)	Incorporated herein by reference to the Company’s Annual Report on 10-K for fiscal year ended June 30, 2000.
(14)	Incorporated herein by reference to the Company’s Proxy Statement, filed on December 15, 2003.
(15)	Incorporated herein by reference to the Company’s Annual Report on 10-K for fiscal year ended June 30, 1999.
(16)	Incorporated herein by reference from the Form 8-K dated March 4, 2003 and filed with the SEC on March 13, 2003.
(17)	Incorporated herein by reference from the Form 8-K dated filed with the SEC on May 12, 2004.
(*)	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 9, 2004	CYBERGUARD CORPORATION

	By:	/s/ PATRICK J. CLAWSON
Patrick Clawson
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

SIGNATURE	TITLE	DATE
/s/ PATRICK J. CLAWSON Patrick Clawson	Chairman and Chief Executive Officer (Principal Executive Officer)	September 9, 2004

/s/ MICHAEL D. MATTE Michael D. Matte	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	September 9, 2004

/s/ PETER HOWARD Peter Howard	Director	September 9, 2004

/s/ DANIEL J. MOEN Daniel J. Moen	Director	September 9, 2004

/s/ DAVID L. MANNING David L. Manning	Director	September 9, 2004

/s/ WILLIAM G. SCOTT William G. Scott	Director	September 9, 2004

/s/ RICHARD L. SCOTT Rick Scott	Director	September 9, 2004

/s/ WILLIAM D. RUBIN William D. Rubin	Director	September 9, 2004

/s/ KENNETH C. JENNE, II Kenneth C. Jenne, II	Director	September 9, 2004

Report of Management

To our shareholders:

The management of CyberGuard Corporation is responsible for the preparation, integrity and objectivity of the consolidated financial statements and related financial information contained in CyberGuard Corporation’s Annual Report on Form 10-K. The consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and, in the judgment of management, present fairly and consistently the Company’s financial position and results of operations. The financial statement’s and other financial information in this report includes amounts that are based on management’s best estimates and judgments and give due consideration to materiality.

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

The Audit Committee of the Board of Directors is responsible for recommending to the Board the independent registered public accounting firm to be retained each year. The Audit Committee meets periodically with the independent accountants and management to review their performance and confirm that they are properly discharging their responsibilities. The independent accountants have direct access to the Audit Committee to discuss the scope and results of their work, the adequacy of internal accounting controls and the quality of financial reporting.

/s/ PATRICK CLAWSON	/s/ MICHAEL MATTE
Pat Clawson	Michael Matte
Chief Executive Officer	Chief Financial Officer

August 13, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

CyberGuard Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of CyberGuard Corporation and Subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CyberGuard Corporation and Subsidiaries as of June 30, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for each of the three years in the period ended June 30, 2004. In our opinion, this Schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

Grant Thornton LLP

/s/ GRANT THORNTON LLP

Ft. Lauderdale, Florida
August 13, 2004

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	June 30, 2004	June 30, 2003
ASSETS
Cash and cash equivalents	$12,447	$12,095
Restricted cash	197	379
Accounts receivable, less allowance for uncollectible accounts of $365 and $707 at June 30, 2004 and 2003, respectively	9,461	7,608
Inventories	2,063	359
Other current assets	2,790	967
Receivable from insurance company	—	6,500

Total current assets	26,958	27,908

Property and equipment at cost, less accumulated depreciation of $4,619 and $3,373 at June 30, 2004 and 2003, respectively	1,673	1,762
Capitalized software, less accumulated amortization of $2,166 and $1,988 at June 30, 2004 and 2003, respectively	1,530	158
Intangible assets, less accumulated amortization of $2,055 and $304 at June 30, 2004 and 2003, respectively	20,262	799
Goodwill	40,625	—
Deferred tax asset, net	5,575	4,249
Other assets	104	283

Total assets	$96,727	$35,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,951	$1,215
Deferred revenue, current portion	11,706	5,697
Litigation payable	—	10,400
Accrued expenses and other liabilities	5,750	3,176

Total current liabilities	20,407	20,488

Deferred tax liability	7,466	—
Deferred revenue, less current portion	2,812	—

Total long-term liabilities	10,278	—

Total liabilities	30,685	20,488

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock par value $0.01; authorized 5,000 shares; none issued	—	—
Common stock par value $0.01; authorized 50,000 shares; issued and outstanding 28,528 at June 30, 2004 and 20,953 at June 30, 2003	285	210
Additional paid-in capital	144,569	94,924
Accumulated deficit	(78,772)	(80,542)
Accumulated other comprehensive (loss) / income	(40)	79

Total shareholders’ equity	66,042	14,671

Total liabilities and shareholders’ equity	$96,727	$35,159

The accompanying notes are an integral part of these consolidated financial statements.

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Amounts in thousands, except per share data)

	Years Ended
	June 30, 2004	June 30, 2003	June 30, 2002
Revenues:
Products	$35,796	$22,632	$15,215
Services	12,016	10,348	7,125

Total revenues	47,812	32,980	22,340
Cost of revenues:
Products	11,743	5,884	5,143
Services	3,919	2,687	2,020

Total cost of revenues	15,662	8,571	7,163

Gross profit	32,150	24,409	15,177

Operating expenses:
Research and development	7,420	5,941	4,705
Selling, general and administrative	20,797	14,947	11,313
Compensation expense related to restricted stock in the SnapGear acquisition	4,387
Class action settlement	—	3,900	—

Total operating expenses	32,604	24,788	16,018

Operating loss	(454)	(379)	(841)

Other income (expense)
Interest income, net	148	111	58
Loss on sale of assets	—	(33)	(18)
Other income	376	205	193

Total other income	524	283	233

Income / (Loss) before income taxes	70	(96)	(608)

Income tax benefit	1,700	4,167	—

Net income (loss)	$1,770	$4,071	$(608)

Basic earnings / (loss) per common share	$0.07	$0.21	$(0.03)

Weighted average number of common shares outstanding	23,829	19,856	18,779

Diluted earnings / (loss) per common share	$0.06	$0.16	$(0.03)

Weighted average number of common shares outstanding	28,363	24,893	18,779

The accompanying notes are an integral part of these consolidated financial statements.

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands)

	Years Ended
	June 30, 2004	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net income / (loss)	$1,770	$4,071	$(608)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation	1,245	1,048	817
Amortization	1,930	544	694
Compensation expense related to restricted stock in the SnapGear acquisition	4,387	—	—
Loss on disposal of property & equipment	—	33	18
Deferred tax benefit	(1,700)	(4,249)	—
Provision for uncollectible accounts receivable	231	598	73
Provision for inventory	—	—	(68)
Compensation expense related to stock options	11	81	156
Non cash expense for company 401(k) match	442	362	259

Changes in assets and liabilities (excluding the effect of acquisitions):
(Increase) in accounts receivable	(1,275)	(3,053)	(1,078)
(Increase) / Decrease in other current assets	(710)	(122)	264
Decrease / (Increase) in inventories	720	(439)	(113)
Decrease / (Increase) in other, net	179	(189)	(4)
Increase / (Decrease) in accounts payable	839	437	(189)
(Decrease) / Increase in accrued expenses and other liabilities	(1,339)	334	(65)
Increase in deferred revenue	1,925	1,746	1,643
Decrease / (Increase) in receivable from insurance company	6,500	(6,500)	—
(Decrease) / Increase in litigation payable	(10,400)	10,400	—

Net cash provided by operating activities	4,755	5,102	1,800

Cash flows used in investing activities
Decrease / (Increase) in restricted cash	284	(335)	736
Capitalized software costs	(1,550)	(179)	(172)
Purchase of property and equipment	(660)	(666)	(805)
Proceeds from sale of property and equipment	—	—	2
Acquisition of certain assets of Netoctave	—	(300)	—
Acquisition of SnapGear Inc., net of cash acquired	(35)	—	—
Acquisition of webwasher AG, net of cash acquired	(8,166)	—	—

Net cash used in investing activities	(10,127)	(1,480)	(239)

Cash flows provided by financing activities:
Retirement of convertible debt	—	—	(37)
Repayment of notes payable	—	(140)	(16)
Net repayment under revolving line of credit	—	—	(763)
Proceeds from stock options exercised	4,819	2,442	523
Proceeds from warrant conversion	857	—	—
Proceeds from issuance of common stock in stock purchase plan	167	96	160

Net cash provided by financing activities	5,843	2,398	(133)

Effect of exchange rate change on cash	(119)	(91)	(33)
Net increase in cash	471	6,020	1,428
Cash and cash equivalents at beginning of period	12,095	6,166	4,771

Cash and cash equivalents at end of period	$12,447	$12,095	$6,166

Supplemental disclosure of cash flow information
Cash paid for interest	—	7	62

Cash paid for income taxes	28	112	—

Supplemental disclosure of non-cash information

During fiscal 2004, as explained in note 3, the Company issued 3,134 shares as part of the purchase consideration to acquire webwasher AG and 1,651 shares as part of the purchase consideration to acquire SnapGear Inc. During fiscal 2003 the Company issued 107 shares as part of the purchase consideration to acquire Netoctave.

During fiscal 2002, approximately 310 options to purchase shares of the Company’s common stock were issued at a below market price, which required the Company to record approximately $11, $22 and $65 in compensation expense during fiscal year 2004, 2003 and 2002.

During fiscal years 2003 and 2002, the Company’s former CEO, Scott Hammack, participated in a special option program where he received no salary for twelve months which required the Company to record compensation expense of $59 in 2003 and $91 in 2002.

During fiscal year 2002, approximately $25 in convertible debt and interest on the debt was converted into approximately 25 shares of the Company’s common stock.

The accompanying notes are an integral part of these consolidated financial statements.

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Amounts in thousands, except share data)

	Common Stock Shares	Common Stock Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance June 30, 2001	18,428,572	$184	$90,096	$(84,005)	$200	$6,475

Net loss				(608)		(608)
Translation adjustment					(33)	(33)
Adjustment for stock option activity			156			156
Issuance of common stock related to debt conversion	24,835	0	25			25
Issuance of common stock related to the exercise of options	418,400	4	519			523
Issuance of common stock under employee benefit plans	227,875	3	415			418

Balance June 30, 2002	19,099,682	191	91,211	(84,613)	167	6,956

Net income				4,071		4,071
Translation adjustment					(88)	(88)
Adjustment for stock option activity			81			82
Issuance of common stock related to NetOctave acquisition	107,419	1	749			750
Issuance of common stock related to the exercise of options	1,598,976	16	2,426			2,442
Issuance of common stock under employee benefit plans	146,428	2	456			458

Balance June 30, 2003	20,952,505	210	94,924	(80,542)	79	14,671

Net income				1,770		1,770
Translation adjustment					(119)	(119)
Adjustment for stock option activity			11			11
Issuance of common stock related to SnapGear Inc. acquisition	1,650,876	16	14,397			14,413
Issuance of common stock related to webwasher AG acquisition	3,133,929	31	28,978			29,010
Issuance of common stock related to the exercise of options	2,264,528	23	4,797			4,819
Issuance of common stock related to warrant conversion	445,857	4	853			857
Issuance of common stock under employee benefit plans	80,270	1	609			609

Balance June 30, 2004	28,527,965	285	144,569	(78,772)	(40)	66,042

The accompanying notes are an integral part of these consolidated financial statements.

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(1) DESCRIPTION OF BUSINESS

CyberGuard Corporation (“CyberGuard” or the “Company”, “We”, “Us” or “Our”) is a leading provider of network security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communication (customers include Global 2000 companies, major financial institutions, and government agencies worldwide). The Company’s products include firewall, VPN (Virtual Private Network), secure content management and security management technologies. Through a combination of proprietary technology and a highly secure operating system, the Company provides a full suite of products and services that are designed to protect the integrity of electronic data and customer applications from unauthorized individuals and digital thieves.

The products and services are sold to end-users directly and indirectly by direct sales and resellers worldwide in over thirty countries.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation. The consolidated financial statements of CyberGuard Corporation and its subsidiaries (CyberGuard Federal Corp., CyberGuard Europe Ltd., SnapGear, Inc., Webwasher AG and CYBG Consultant, Inc.) include the accounts of the Company and its subsidiaries over which it maintains control. All significant inter-company balances and transactions have been eliminated.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates on an on-going basis, significant estimates used in preparing the consolidated financial statements, including revenue recognition, bad debt, software development cost, goodwill, intangible assets, inventory valuation, and deferred taxes. The estimates are based on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash Equivalents and Restricted Cash. The Company considers all investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash balances held in foreign banks in Europe and Australia were $1,228 and $455 at June 30, 2004 and 2003, respectively. Restricted cash is unavailable to the Company until certain contractual terms and conditions are met.

Restricted cash as of June 30, 2004 consists of the following:

	2004	2003
Cash held on behalf of employees for purchase of company stock	$86	$100
Cash held on behalf of employees for flexible reimbursement plan	14	32
Certificate of deposit as collateral for Australian payroll taxes	97	—
Certificate of deposit as collateral for a UK Customs and Excise bond	—	247

Total restricted cash	$197	$379

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Inventories. Inventories consist primarily of component parts and computer hardware and are carried at the lower of cost, determined by the First-In-First-Out (“FIFO”) method, or market. We determine the lower of cost or market value based on assumptions of our future demand, projected product releases and market conditions. Variation in market trends, customer preferences, introduction of new products (replacing existing products) or technological advances could, however, significantly affect these estimates and could result in additional inventory write-downs. Evaluation inventory older than six-months is transferred to property and equipment and depreciated over 12 months.

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

Property and Equipment. Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by the straight-line method using the estimated useful lives of the assets, which range from 1 to 10 years. Maintenance and repairs are charged to expense as incurred. Expenditures for renewals and improvement that significantly add to the useful life are capitalized. Upon sale, retirement or other disposition of these assets, the cost and the related accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is included in the consolidated statement of operations.

Long Lived Assets. Long lived assets including separate and identifiable intangible assets are reviewed for potential impairment at such time when events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Any impairment loss would be recognized when the sum of the expected, undiscounted net cash flows is less than the carrying amount of the asset. If an asset is impaired, the asset is written down to its estimated fair value.

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

During 2004, the Company capitalized software development costs of $1,550 and incurred amortization of $178. During fiscal year 2003, the Company capitalized software development costs of $179 and incurred amortization of $240. During 2002, the Company capitalized software development costs of $172 and incurred amortization of $694.

Goodwill - In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performs its test of goodwill on an annual basis on the anniversary date of recording goodwill to determine if impairment has occurred. Testing would be done on a more frequent basis, if impairment indicators arise. No impairment has been identified or recorded during fiscal 2004 as goodwill was recorded for the first time in November 2003 in connection with the SnapGear acquisition and in April 2004 in connection with the webwasher acquisition and no impairment indicators have arisen.

Intangible Assets – Intangible assets are primarily an allocation of a portion of the purchase price in connection with the SnapGear and webwasher acquisitions to the following separate and identifiable intangible assets: Developed Technology, Trade Name and Customer Base. Intangible assets are stated at cost, less accumulated amortization. Amortization is computed by the straight-line method using the estimated useful lives of the assets, which range from 2 1/2 to 5 years. The Trade Name was determined to have an indefinite life and is not being amortized but is subject to impairment testing.

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Revenue Recognition— The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. Revenue recognition in accordance with these pronouncements can be complex due to the nature and variability of the Company’s sales transactions. The Company’s revenue is primarily from the following sources:

(i)	Product sales of firewall appliances and software licenses which include the sale of subscription licences to resellers and end users;

(ii)	Product sales with customer-specific acceptance provisions to OEM customers; and

(iii)	Service revenue which is primarily maintenance which provides for customer support.

Revenues from product sales are recognized only when a contract or agreement has been executed, delivery of the appliance has occurred or for software licenses an authorization code or subscription activation has been delivered to the customer, the fee is fixed and determinable and we believe collection is probable. Product revenue is generally recognized on product shipment; this includes the transfer of both title and risk of loss, provided that no significant obligations remain. There is no product right of return available to the customer. For software licenses, revenue is generally recognized on the delivery of the authorization code for perpetual licenses or upon activation of the subscription licenses. Subscription license revenue is recognized ratably over the life of the subscription. We defer revenues on product sales for new value added resellers where we are unable to determine the ability of the reseller to honor a commitment to make fixed or determinable payment. Revenue is deferred until the resellers demonstrate consistency of payment within terms and there are no instances where we have to take back the product because of non-payment for a three-month period. For the year ended June 30, 2004, twenty one resellers were reclassified from cash basis to accrual, based on a reasonable assurance of collectibility from evaluating their payment history and no product returns. The impact of the reclassifications did not have a material effect on revenue.

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

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Product Warranty. The Company records a liability for warranty claims at the time of sale, for certain sales made by its SnapGear subsidiary. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, anticipated releases of new products and other factors. Claims experience could be materially different from actual results because of the introduction of new, more complex products; a change in the Company’s warranty policy in response to industry trends, competition or other external forces; or manufacturing changes that could impact product quality. These sales represented less than 5 percent of total sales for the year ended June 30, 2004 and the product warranty reserve at June 30, 2004 is insignificant.

Comprehensive income. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of net income and “other comprehensive income”. The Company’s other comprehensive income is comprised exclusively of changes in the Company’s Currency Translation Account (“CTA”).

Comprehensive income, for the years ended June 30, 2004, 2003 and 2002, was as follows:

	Year ended June 30, 2004	Year ended June 30, 2003	Year ended June 30, 2002
Net Income / (loss)	$1,770	$4,071	$(608)
Change in CTA	(119)	(88)	(33)
Total	$1,651	$3,983	$(641)

Deferred Revenue. Deferred revenue represents amounts billed or payments received in advance of subscription licenses and maintenance services to be rendered over a certain period of time, and are recognized ratably over the service term.

Reclassifications. Certain prior period amounts have been reclassified to conform to the current year presentation.

Advertising Expense. The Company expenses advertising and promotional costs as incurred. Advertising expense for the years ended June 30, 2004, 2003, and 2002 was $2,120, $1,412, and $872 respectively and are included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Foreign Currency Translation. Some of the Company’s foreign operations utilize the local foreign currency as the functional currency. The results of operations and cash flows for the foreign operations are translated at an average exchange rate for the period, and the assets and liabilities of the foreign operations are translated at the exchange rate at the end of the period. Translation adjustments are included in stockholders’ equity. Transaction gains or losses are included in determining net income / (loss) for the period and are recorded as other income/expense. During fiscal year 2004, 2003, and 2002, the Company recognized net transaction gains of $232, $173 and $203, respectively.

Stock–Based Compensation. The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for the continued use of recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for those plans. The Company applies the recognition and measurement principles of APB 25 and related interpretations in accounting for stock based compensation. For the years ended June 30, 2004, 2003 and 2002 there was approximately $11, $81 and $156 of stock based compensation reflected in net income / (loss). Stock based compensation was the result of stock options granted with strike prices below market value at the date of the grant. The table below illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future periods or of the value of all options currently outstanding.

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

The fair value method for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rates were 4.27%, 2.94% and 5.31%; an expected dividend yield of 0%, the volatility factors of the expected market price of the Company’s common stock were 58%, 94% and 105%; and a weighted average expected life of the option of 3 years for each period.

	Year ended June 30,
	2004	2003	2002
Net income / (loss), as reported	$1,770	$4,071	$(608)
Add: Stock-based employee compensation expense included in net income, net of related tax effects	11	81	156

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(1,912)	(2,928)	(2,506)

Pro forma net income / (loss)	$(131)	$1,224	$(2,958)

Earnings / (loss) per share:

Basic-as reported	$0.07	$0.21	$(0.03)
Basic-pro forma	$(0.01)	$0.06	$(0.16)

Diluted-as reported	$0.06	$0.16	$(0.03)
Diluted-pro forma	$(0.01)	$0.05	$(0.16)

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Net Income/(loss) Per Share. Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur, assuming stock options, warrants or other contracts to issue common stock were exercised, using the treasury stock method. When the effects of the outstanding stock options, warrants and/or convertible securities are anti-dilutive, they are not included in the calculation of diluted earnings/(loss) per share. For the years ended June 30, 2004, 2003 and 2002, anti-dilutive warrants and convertible securities excluded from the determination of diluted earnings/(loss) per share totaled 139,094, 567,664, and 945,993,    respectively. The table below illustrates the components of earnings per share.

	Year Ended June 30,
	2004	2003	2002
Net Income/(loss)	$1,770	$4,071	$(608)
Weighted average number of common shares outstanding	23,829,000	19,856,000	18,779,000
Dilutive effect of:
Employee stock options	3,028,000	3,634,000	—
Warrants	1,506,000	1,403,000	—

Diluted weighted average number of common shares outstanding	28,363,000	24,893,000	18,779,000

Earnings/(loss) per share
Basic	$0.07	$0.21	$(0.03)
Diluted	$0.06	$0.16	$(0.03)

(3) ACQUISITIONS

SnapGear, Inc.

On November 26, 2003, the Company completed the acquisition of SnapGear, Inc., a Delaware corporation (“SnapGear”), pursuant to an Agreement and Plan of Merger dated November 12, 2003 (“Agreement”).

The consideration to SnapGear was approximately $15,996 in cash and stock. The $15,996 consideration consisted of: (a) approximately 1,651,000 shares of the Company’s common stock valued at $14,414; and (b) cash

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

of approximately $1,582. In addition, the stockholders of SnapGear are entitled to receive up to approximately 367,000 additional shares of the Company’s common stock valued at $3,200 if revenues of up to $15,000 are attained for the SnapGear subsidiary in the 12 months post-closing.

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

The acquisition was accounted for using the purchase method of accounting, as required by Statement of Financial Accounting Standard No. 141, “Business Combinations.” Under this method of accounting, the Company allocated the purchase price to the fair value of the assets acquired, including identified intangible assets. The allocation was based on management’s estimates, which included an independent third party valuation. The purchase price allocated includes $800 of the $3,200 contingent earnout based on the Company’s estimate of SnapGear achieving a revenue target of $12,500, during the twelve months ended November 30, 2004. The purchase price included closing costs of $346. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed.

Cash at closing	$1,582
Acquisition costs - direct	346
Contingent earnout consideration	800
CyberGuard stock	14,414

Total Purchase Price	17,142

Less: Fair value of identifiable assets acquired:
Cash	1,892
Restricted cash	102
Accounts receivable, net	39
Inventory	2,423
Plant & equipment	115

4,571

Plus: Fair value of liabilities assumed:
Accounts payable	416
Customer deposits	507
Accrued expenses	669
Deferred tax liability	1,110

2,702

Less:
Restricted stock compensation	4,387
Fair value of developed technology (1)	1,000
Fair value of customer relationships (1)	2,000

Excess of cost over fair value of net assets acquired; goodwill	$7,886

(1)	Separate and identifiable intangible assets subject to amortization

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following values were assigned to intangible assets; (a) developed technology - $1,000 and (b) customer relationships - $2,000. A useful life of 30 months was assigned to developed technology and 60 months to customer relationships. Amortization expense included in the results of operations for these intangible assets acquired, for the year ended June, 2004, was $466. Restricted stock compensation expense of $4,387, related to shares issued to SnapGear employees that were contingent on their future employment over a two year period and was initially amortized to expense over the contingent employment period. The unamortized balance was written off as a one-time non-cash charge as a result of the Company’s January 2004 election to remove the employment requirement from the restricted stock agreement. The restricted stock agreement still requires release of stock to these employees from escrow over a two year period beginning November 26, 2004. The results of operations of SnapGear have been included in the consolidated statement of operations from November 27, 2003 through June 30, 2004.

Unaudited pro forma results of operations after giving effect to certain adjustments for acquisition related amortization expense on intangibles resulting from the acquisition of SnapGear of $333 and $799 for the years ended June 30, 2004 and 2003 respectively, were as follows. The amounts are shown as if the acquisition had occurred at the beginning of the period presented:

	Year Ended June 30,
	2004	2003
Proforma revenues	$51,574	$39,470
Proforma net income	$1,437	$3,272
Earnings per share-basic-proforma	$0.06	$0.16
Earnings per share-diluted-proforma	$0.05	$0.13

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

Webwasher AG

On April 29, 2004, CyberGuard Corporation (“Company”) completed the acquisition of German high-end content security vendor Webwasher AG for $37,500, of which $8,100 was paid in cash and the remainder was in 3,134,000 shares of the Company’s common stock valued at $29,010. There is additional earnout potential of $10,000 in stock subject to Webwasher achieving revenue targets beginning at $16,600 and up to $20,600 and net income targets beginning at $1,000 for the period beginning April 15, 2004 through June 30, 2005. Webwasher AG develops and markets standalone and integrated solutions for Internet content security and filtering, including URL filtering, e-mail and spam filtering, virus protection, SSL filtering, Instant Message/Peer-to-Peer blocking and Internet usage reporting.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed. The acquisition was accounted for using the purchase method of accounting, as required by Statement of Financial Accounting Standard No. 141, “Business Combinations.” Under this method of accounting, the Company allocated the purchase price to the fair value of the assets acquired, including identified intangible assets. The allocation was based on management’s estimates, which included an independent third party valuation. The Company is in the process of finalizing the purchase price allocation and these are subject to change. The purchase price included closing costs of $433.

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Cash at closing	$8,097
Acquisition costs - direct	433
CyberGuard stock	29,010

Total Purchase Price	37,540

Less: Fair value of identifiable assets acquired:
Cash	364
Accounts receivable, net	770
Other current assets	1,113
Inventory	3
Plant & equipment	398

2,648

Plus: Fair value of liabilities assumed:
Accounts payable	474
Deferred revenues	6,389
Accrued expenses	2,445
Deferred tax liability	6,730

16,038
Less:
Fair value of developed technology (1)	4,891
Fair value of customer base (1)	8,200
Fair value of trade name (2)	5,100

Excess of cost over fair value of net assets acquired; goodwill	$32,739

(1)	Separate and identifiable intangible assets subject to amortization
(2)	Separate and identifiable intangible assets not subject to amortization

The following values were assigned to intangible assets; (a) developed technology - $4,891 (b) customer relationships - $8,200 and (c) trade name - $5,100. A useful life of 36 months was assigned to developed technology and 60 months to customer relationships. Amortization expense included in the results of operations for these intangible assets acquired, for the year ended June, 2004, was $545. The results of operations of webwasher have been included in the consolidated statement of operations from April 29, 2004 to June 30, 2004.

Unaudited pro forma results of operations after giving effect to certain adjustments for acquisition related amortization expense on intangibles resulting from the acquisition of webwasher of $3,847 and $4,616 for the years ended June 30, 2004 and 2003 respectively, were as follows. The amounts are shown as if the acquisition had occurred at the beginning of the period presented:

	Year Ended June 30,
	2004	2003
Proforma revenues	$54,724	$37,732
Proforma net loss	$(5,065)	$(4,258)
Loss per share-basic-proforma	$(0.21)	$(0.21)
Loss per share-diluted-proforma	$(0.21)	$(0.21)

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

(4) PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Useful lives	June 30, 2004	June 30, 2003
Property and equipment	5 years	$5,361	$4,397
Purchased software for internal use	2 years	747	697
Leasehold improvement*	1-10 years	184	41

Subtotal		6,292	5,135

Less: accumulated depreciation		(4,619)	(3,373)

Property and equipment, net		$1,673	$1,762

*	Shorter of remaining term of lease or useful life

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the year ended June 30, 2004 are as follows:

Balance as of July 1, 2003	$—
Goodwill acquired during the year – SnapGear acquisition	7,886
Goodwill acquired during the year – webwasher acquisition	32,739

Balance as of June 30, 2004	$40,625

The components of intangible assets subject to amortization are:

	June 30, 2004			June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed Technology	6,758	1,305	5,453	844	232	612
Customer Base	10,459	750	9,709	259	72	187

Total	$17,217	$2,055	$15,162	$1,103	$304	$799

Unamortized intangible assets are:

	June 30, 2004	June 30, 2003
Trade name	5,100	—

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Amortization expense for the years ended June 30, 2004, 2003 and 2002 amounted to $1,751, $304 and $0, respectively. Estimated amortization expense of currently capitalized costs for succeeding fiscal years is as follows:

Fiscal year
2005	$4,140
2006	$4,045
2007	$3,405
2008	$2,040
2009	$1,532

(6) ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	June 30, 2004	June 30, 2003
Salaries, wages and other compensation	$3,045	$1,910
Other payables	2,705	1,266

	$5,750	$3,176

(7) INCOME TAXES

Significant components of the provision / (benefit) for income taxes are as follows:

	June 30, 2004	June 30, 2003	June 30, 2002
Current:
Federal	$—	$76	$—
State	—	6	—
Foreign	—	—	—

	—	82	—
Deferred:
Federal and State	(1,700)	(4,249)	—
Foreign	—	—	—

	$(1,700)	$(4,249)	$—

Total income tax (benefit)	$(1,700)	$(4,167)	$—

The United States and Foreign components of earnings (loss) before income taxes are as follows:

	June 30, 2004	June 30, 2003	June 30, 2002
United States	$2,414	$1,249	$1,417
Foreign	(2,344)	(1,345)	(2,025)

	$70	$(96)	$(608)

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The significant components of the Company’s net deferred income tax assets (liabilities) are as follows:

	June 30, 2004	June 30, 2003
Deferred tax assets
Accrued expenses	$2,160	$496
Depreciation and amortization	76	561
Net operating loss carry forwards - US	30,280	23,684
Net operating loss carry forwards - foreign	7,281	1,281
Capital loss carry forwards – US	—	158
Capital loss carry forwards - foreign	145	—
AMT credit carry forward	64	76
Other deferred tax assets	153	163
Settlement charges	—	1,332

	40,159	27,751
Less: Valuation allowance	(34,584)	(23,502)

Net deferred tax asset	$5,575	$4,249

	June 30, 2004	June 30, 2003
Deferred tax liabilities
Acquired intangibles, net of amortization – US	$937	—
Acquired intangibles, net of amortization - foreign	6,529

Net deferred tax liability	$7,466	$—

The valuation allowance for deferred tax assets was $34,584 and $23,502 as of June 30, 2004 and 2003, respectively. During fiscal year 2004, the Company recorded an income tax benefit of $1,700 primarily as a result of the reversal of a portion of the deferred tax asset valuation allowance. The current fiscal year reversal of the allowance was made because we believe it is more likely than not that the US net operating loss carryforwards will be realized to the extent of the additional $1,700 tax benefit recorded. Our basis for why it is more likely than not to be realized is benefits from our fiscal 2004 acquisitions, and our future US projections. The company’s current projection reflects the minimum amount of future US taxable income that would have to be generated to realize the $5,575 deferred tax asset. . Our projection is based on continued growth in the business at market growth rates and maintaining operating margins in the US of approximately 12 to 18% over the next nine quarters through the end of the first quarter of fiscal year 2007. Our projections do not include significant improvement in gross margins or cost reductions.

The Company will continue to evaluate each quarter the amount, if any, of additional reduction of the valuation allowance that should be made. This will be based upon management’s estimate and conclusions regarding the ultimate realization of the deferred tax asset, including but not limited to, the Company’s projected earnings. The factors which we will consider in evaluating when, and if, it would be appropriate to reverse the entire valuation allowance would include: the sufficient passage of time in which we have achieved our projections and utilized the net tax operating loss carryforwards as planned, changes in the industry, our product life-cycle, profitability trends, and tax law changes.

As of June 30, 2004, the Company had U.S. net operating loss carryforwards of approximately $81,830 and foreign net operating loss carryforwards of approximately $19,518. The Company’s US net operating loss carryforwards begin to expire in 2010. The amounts of, and the benefits from, net operating loss carryforwards may be impaired or limited due to a change of ownership control as defined by §382 of the Internal Revenue Code. All foreign net operating losses carry forward indefinitely. Due to a German tax law that was enacted in 2003, the German portion of loss carryforwards are limited to 60 percent of a German taxable profits in excess of $1.2 million per year. In addition, at June 30, 2004 the Company had foreign capital loss carryovers of approximately $483. $5,516 of the valuation allowance is related to deferred tax assets obtained in the SnapGear and Webwasher acquisitions. Pursuant to paragraph 48 of SFASNo.109, subsequent realization of these tax benefits will be allocated to reduce goodwill.

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

A reconciliation of the effective income tax benefit rate and the statutory United States income tax rate follows:

	Year ended June 30,
	2004	2003	2002
Income taxes at statutory rate	34.00%	(34.00)%	(34.00)%

State and local taxes, net of benefit	3.00	(3.00)	(3.00)
Foreign operating results with no benefit provided	(1,919.44)	(518.21)	(123.76)
Interest on convertible debt	—	2.67	0.42

Permanent differences, net	70.57	37.61	(37.97)

Change in valuation allowance	(616.70)	4855.56	198.31

	(2428.57)%	4340.63%	0.00%

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

Stock Option Plans—Effective October 8, 1994, the Company adopted an Incentive Stock Option Plan. On February 4, 1996, the Board of Directors approved an amendment to the plan to reserve 2,025,000 shares of common stock for grant, and effective October 28, 1997 increased the reserve to 2,400,000 shares. Effective September 4, 1998, the Company adopted an Employee Stock Option Plan. The Board of Directors approved an initial reserve of 1,400,000 shares of common stock for grant, and effective August 10, 1999 increased the reserve to 2,500,000 shares. On March 9, 2001, the Company registered an additional 2,000,000 shares and on November 21, 2001, an additional 2,500,000 shares, totaling 7,000,000 shares under the 1998 plan. The options vest over a three-year period and have a term of five years. On January 30, 2004, the Company registered an additional 3,000,000 shares under the 1998 plan.

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

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

During October 2001, certain officers and employees elected to participate in a special stock option program offered by the Company through a Stock Option Plan. Officers could elect a base salary reduction ranging from 10.01% to 100% and employees could elect a base salary reduction ranging from .01% to 100%. This base salary reduction entitled them to receive a specified number of stock options, as defined in the program agreement, to purchase shares of the Company’s common stock at the then current market price of $1.30 per share. Approximately 1,751,000 stock options, with a one-year vesting period that will expire in 10 years from the grant date were issued related to this program. The Company’s CEO at that time, participated in this special option program where he elected to accept options in lieu of salary for a twelve months period. The company was required to record compensation expense of $59 and $91 during the year ended June 30, 2003 and 2002 respectively. This amount is included in the modification of stock option balance on the Consolidated Statements of Changes in Shareholders’ Equity.

Information relating to the Company’s stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price
Options at June 30, 2001	3,866,000	$2.20
Granted	2,025,000	$1.47
Exercised	(418,000)	$1.25
Forfeited	(330,000)	$2.77

Shares under option at June 30, 2002	5,143,000	$1.91
Option shares exercisable at June 30, 2002	3,327,000	$1.84

Options at July 1, 2002	5,143,000	$1.91
Granted	2,211,000	$3.14
Exercised	(1,617,000)	$1.53
Forfeited	(104,000)	$2.73

Shares under option at June 30, 2003	5,633,000	$2.46
Option shares exercisable at June 30, 2003	3,157,000	$2.16

Options at July 1, 2003	5,633,000	$2.46

Granted	829,000	$8.64

Exercised	(2,265,000)	$2.13

Forfeited	(486,000)	$3.42

Shares under option at June 30, 2004	3,711,000	$3.99

Option shares exercisable at June 30, 2004	2,035,000	$2.70

The weighted average fair value of options was $4.90, $4.18 and $1.90 for the years ending June 30, 2004, 2003 and 2002 respectively.

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following information applies to options outstanding as of June 30, 2004:

	Options Outstanding		Options Exercisable
Actual Range of Exercise Prices Increment	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.00-1.50	1,039,000	6.9	$1.37	1,036,000	$1.38
$1.51-2.27	73,000	7.7	$1.92	35,000	$1.81
$2.27-3.40	1,234,000	8.0	$2.57	514,000	$2.63
$3.40-4.54	230,000	7.0	$3.87	186,000	$3.91
$4.54-5.67	15,000	8.5	$5.37	2,000	$5.30
$5.67-6.80	166,000	7.8	$6.18	127,000	$6.20
$6.80-7.94	155,000	8.1	$7.49	61,000	$7.33
$7.94-9.07	654,000	9.4	$8.38	31,000	$8.72
$9.07-10.21	134,000	9.2	$9.74	43,000	$9.68
$10.21-11.34	11,000	9.2	$10.86	0	$0

During the third quarter of 2001, the Company issued under market priced options to two employees, which resulted in compensation expense of $11, $22 and $65 in fiscal 2004, 2003 and 2002 respectively. These amounts are included as a component of the adjustment of stock option activity on the Consolidated Statements of Changes in Shareholders’ Equity.

On October 24, 2001, the Board of Directors of the Company resolved that upon the resignation of the former Chairman of the Board effective November 15, 2001, additional vesting of 16,667 options to purchase the Company’s common stock granted on April 26, 2000 be granted, with the options remaining exercisable through May 15, 2002. There was no accounting effect as a result of this resolution.

The number of warrants outstanding on the convertible debt as of June 30, 2004 and June 30, 2003 was 1,941,861 and 2,245,361 and are exercisable at prices ranging from $2.00 to $2.50, and expire in August 2004 and December 2004. In August 2004, the majority of the warrants expiring in August, were exercised and 334,000 warrants which expire in December 2004 and are exercisable at $2.50, remain outstanding.

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Related Party Equity Transactions- During January 2001, the Company’s CEO invested $500 to purchase at the market value approximately 143,000 shares of common stock at $1.75 share and approximately 62,000 shares of common stock at $4.00 per share. In conjunction with the purchase of the approximately 143,000 shares of common stock, the CEO was granted an equal number of warrants to purchase the Company’s common stock at $1.75 per share. The warrants were exercised during the year ended June 30, 2004.

(9) COMMITMENTS AND CONTINGENCIES

Employment Agreements. The Company has entered into employment agreements with certain key employees. These agreements provided for severance and other benefits if the Company for any reason other than cause terminates these employees, as defined in the agreements. The aggregate amount of severance for these employees would be $650.

Lease Commitments. Rent expense was $922 for the year ended June 30, 2004, $709 for the year ended June 30, 2003, and $643 for the year ended June 30, 2002.

Total future minimum rental commitments under non-cancelable operating leases, primarily for buildings and equipment, for the years following June 30, 2004 are as follows:

YEAR	AMOUNT
2005	$685
2006	$626
2007	$409
2008	$361
2009	$371
thereafter	$2,027

Total	$4,479

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

On April 16, 2004, a fairness hearing was held before the magistrate judge. There were no objections raised to the proposed settlement. On April 19, 2004, the magistrate judge issued a Report and Recommendation to the district judge recommending that the settlement be approved. On May 7, 2004, the district judge entered an Order and Final Judgment approving the settlement. No one has appealed the Order and Final Judgment and the time for appeal has expired.

Certain shareholders, owning approximately 40,000 shares, who had opted out of the settlement, reconsidered their decision and opted back into the settlement. A settlement with these shareholders was approved by the district court on August 11, 2004. A shareholder who owns approximately 2,000 shares opted out of the settlement. To date, this shareholder has not asserted a claim against the Company. If such claim is asserted, the Company would have no insurance coverage available to defray the cost of defending or paying the claim.

The Company is involved from time to time, in the ordinary course of its business, in various litigation relating to the conduct of its business. The Company believes that these other litigation matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

(10) SEGMENT INFORMATION

The Company views its operations and manages its business as one segment defined as enterprise security solutions. Major foreign markets for our products and services include Europe, Japan, the Pacific Rim, and Latin America. In each market, we have independent channel partners who are responsible for marketing, selling and supporting our products and services to resellers and end-users within their defined territories. International sales accounted for 50%, 50% and 58% of total revenues for the year ended June 30, 2004, 2003 and 2002 respectively.

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

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The Company does not require collateral or other security on its trade receivables. During 2004 and 2003, no customer represented more than 10% of consolidated revenues. During 2002, one customer represented 11% of consolidated revenues. This customer represented 4% and 3% of consolidated revenues in 2004 and 2003. During 2004, 2003 and 2002, one supplier, who is our hardware manufacturer and assembly provider, represented 13%, 25% and 21% respectively of consolidated purchases. At June 30, 2004, 2003 and 2002, this supplier represented 16%, 44% and 39% respectively of consolidated accounts payable.

(12) EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Savings Plan (“the Plan”) which covers the eligible employees of the Company. An employee is eligible to participate in the Plan on the date of hire. The amount of profit-sharing contributions made by the Company into the Plan is discretionary. Each participant may contribute up to 19% of compensation into the Plan. The Company makes a matching contribution on behalf of each participant for the first 6% of their individual contribution. These contributions are currently made in the form of common stock of the Company. Participants’ profit sharing and matching contribution vests over a three-year period. For the years ended June 30, 2004, 2003, and 2002, the Company recorded compensation expense of $442, $362 and $259 respectively, for the Company matches to the Plan.

The Company has an Employee Stock Purchase Plan (“ESPP”), which covers the eligible employees of the Company. The ESPP allows an employee to purchase common stock of the Company at a 15% discount on the lower of the beginning or ending offering date. An employee is eligible to participate in the ESPP beginning on the offering date (defined as January 1 and July 1) following their hire date. Each participant may contribute the lesser of 10% of eligible compensation or $25,000 per calendar year. During 2004, 2003 and 2002, 28,000, 51,000 and 114,000 shares respectively, were issued in connection with this plan.

(13) GEOGRAPHIC INFORMATION

A summary of the Company’s revenues by geographic area is summarized below:

	Year ended June 30,
	2004	2003	2002
North America	23,894	16,406	9,339
Europe (EMEA)	15,275	10,469	7,761
Asia / Latin America	8,643	6,105	5,240

Total Revenue	47,812	32,980	22,340

Revenues are attributed to countries based on location of customer.

A summary of the Company’s long-lived assets is summarized below:

	YEAR ENDED JUNE 30,
	2004	2003	2002
United States	11,724	$2,425	$1,121
Europe	50,836	136	91
Asia	—	—	—

	$62,560	$2,561	$1,212

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

SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective for our first quarter of fiscal 2004. The adoption of SFAS No. 150 did not have an impact on our consolidated financial position or results of operations during the period.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At June 30, 2004 we were not a party to transactions contemplated under FIN 46.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, Revenue Arrangements with Multiple Deliverables. The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the

CYBERGUARD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables is not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The adoption of EITF 00-21 did not have an impact on our consolidated financial position or results of operations during the period.

(15) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected unaudited quarterly results for the fiscal year ended June 30, 2004 and 2003 were as follows:

	Total	Jun 30, 2004	Mar 31, 2004(1)	Dec 31, 2003	Sep 30, 2003
Fiscal Year 2004
Revenues	$47,812	$14,520	$13,036	$11,236	$9,020

Gross profit	32,150	9,225	8,418	7,943	6,564

Operating (loss) / income	(454)	(30)	(2,841)	1,583	834

Net (loss) / income	$1,770	$375	$(2,109)	$2,344	$1,160

Basic (loss) / income per share	$0.07	$0.01	$(0.09)	$0.11	$0.05

Diluted (loss) / income per share	$0.06	$0.01	$(0.09)	$0.08	$0.04

(1)	The quarter ended March 31, 2004 includes a $4,113 one-time non-recurring charge related to non-cash compensation for the SnapGear acquisition .

	Total	Jun 30, 2003(2)	Mar 31, 2003	Dec 31, 2002	Sep 30, 2002
Fiscal Year 2003
Revenues	$32,980	$9,004	$8,643	$8,233	$7,100

Gross profit	24,409	6,591	6,532	6,028	5,258

Operating (loss) / income	(379)	(3,671)	973	1,364	955

Net (loss) / income	$4,071	$(3,516)	$5,148	$1,508	$931

Basic (loss) / income per share	$0.21	$(0.17)	$0.26	$0.08	$0.05

Diluted (loss) / income per share	$0.16	$(0.17)	$0.20	$0.06	$0.04

(2)	The quarter ended June 30, 2003, includes a $3,900 one-time non-recurring charge for the settlement of the class-action lawsuit.

SCHEDULE II

CyberGuard Corporation

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended June 30, 2004
Reserve deducted from assets to which they apply:
Allowance for doubtful accounts	$707	$231	$—	$(573)	$365
Deferred tax valuation allowance	$23,502	$—	$12,782	$(1,700)	$34,584
Year ended June 30, 2003
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$109	$598	$—	$—	$707
Deferred tax valuation allowance	$28,911	$—	$—	$(5,409)	$23,502
Year ended June 30, 2002
Reserve deducted from assets to which they apply:
Allowance for doubtful accounts	$36	$97	$—	$(24)	$109
Deferred tax valuation allowance	$27,403	$—	$1,508	$—	$28,911

S-1

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.07 —	Lease Agreement between the Company and Quadrant Business Center, dated March 9, 2004

10.12 —	Employment Agreement dated November 12, 2003, as amended, between the Company and Peter Cronk

21.01 —	List of subsidiaries of the Company

23.01 —	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

31.01 —	Certification by Patrick J. Clawson, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-15.

31.02 —	Certification by Michael D. Matte, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-15.

32.01 —	Certification by Patrick J. Clawson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02 —	Certification by Michael D. Matte, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002