Form 10-Q
period 2004-09-30
CYBERGUARD CORP
filed 2004-11-12
CIK 927133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-24544

CYBERGUARD CORPORATION

(Exact name of Registrant as Specified in Its Charter)

Florida	65-0510339
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

350 SW 12th Avenue, Deerfield Beach, Florida	33442
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code 954-375-3500

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

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.    Yes  ☒    No  ☐

As of November 8, 2004, 30,561,540 shares of the Registrant’s $0.01 par value Common Stock were outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	(Unaudited) September 30, 2004	June 30, 2004
ASSETS
Cash and cash equivalents	$14,621	$12,447
Restricted cash	200	197
Accounts receivable, less allowance for uncollectible accounts of $713 and $365 at September 30, 2004 and June 30, 2004, respectively	11,253	9,461
Inventories	2,414	2,063
Other current assets	2,782	2,790

Total current assets	31,270	26,958

Property and equipment at cost, less accumulated depreciation of $4,803 and $4,619 at September 30, 2004 and June 30, 2004, respectively	2,317	1,673
Capitalized software, less accumulated amortization of $2,264 and $2,166 at September 30, 2004 and June 30, 2004, respectively	1,435	1,530
Intangible assets, less accumulated amortization of $3,139 and $2,055 at September 30, 2004 and June 30, 2004, respectively	19,179	20,262
Goodwill	40,625	40,625
Deferred tax asset, net	5,575	5,575
Other assets	392	104

Total assets	$100,793	$96,727

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,712	$2,951
Deferred revenue, current portion	11,479	11,706
Accrued expenses and other liabilities	7,037	5,750

Total current liabilities	21,228	20,407

Deferred tax liability	7,454	7,466
Deferred revenue, less current portion	2,911	2,812

Total long-term liabilities	10,365	10,278

Total liabilities	31,593	30,685

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock par value $0.01; authorized 5,000 shares; none issued	—	—
Common stock par value $0.01; authorized 50,000 shares; issued and outstanding 30,163 at September 30, 2004 and 28,528 at June 30, 2004	302	285
Additional paid-in capital	147,899	144,569
Accumulated deficit	(78,831)	(78,772)
Accumulated other comprehensive loss	(170)	(40)

Total shareholders’ equity	69,200	66,042

Total liabilities and shareholders’ equity	$100,793	$96,727

The accompanying notes are an integral part of these consolidated financial statements.

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended
	September 30, 2004	September 30, 2003
Revenues:
Products	$12,475	$6,172
Services	3,204	2,848

Total revenues	15,679	9,020

Cost of revenues:
Products	4,155	1,619
Services	996	837

Total cost of revenues	5,151	2,456

Gross profit	10,528	6,564

Operating expenses:
Research and development	2,589	1,832
Selling, general and administrative	8,064	3,898

Total operating expenses	10,653	5,730

Operating (loss) / income	(125)	834

Other income
Interest income, net	46	33
Other income	8	25

Total other income	54	58

(Loss) / Income before income taxes	(71)	892

Income tax benefit	12	268

Net (loss) / income	$(59)	$1,160

Basic earnings per common share	$(0.00)	$0.05

Basic weighted average number of common shares outstanding	29,172	21,312

Diluted earnings per common share	$(0.00)	$0.04

Diluted weighted average number of common shares outstanding	29,172	26,928

The accompanying notes are an integral part of these consolidated financial statements.

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Sept. 30, 2004	Sept. 30, 2003
Cash flows from operating activities:
Net (loss) / income	$(59)	$1,160
Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Depreciation	184	302
Amortization	1,178	228
Deferred tax benefit	(12)	(268)
Provision / (recovery) for uncollectible accounts receivable	348	(44)
Provision for inventory	127	—
Stock based compensation expense	126	117

Changes in assets and liabilities
(Increase) / Decrease in accounts receivable	(2,140)	179
Decrease in other current assets	8	73
(Increase) in inventories	(507)	(12)
(Increase) / Decrease in other, net	(288)	154
(Decrease) in accounts payable	(239)	(62)
Increase / (Decrease) in accrued expenses and other liabilities	1,287	(18)
(Decrease) / Increase in deferred revenue	(128)	547
Decrease in receivable from insurance company	—	6,500
(Decrease) in litigation payable	—	(7,400)

Net cash (used in) / provided by operating activities	(115)	1,456

Cash flows used in investing activities
(Increase) / Decrease in restricted cash	(3)	39
Capitalized software costs	—	(75)
Purchase of property and equipment	(799)	(116)

Net cash used in investing activities	(802)	(152)

Cash flows provided by financing activities:
Proceeds from stock options exercised	52	2,017
Proceeds from issuance of common stock under employee stock purchase plan	—	64
Proceeds from warrant conversion	3,169	—

Net cash provided by financing activities	3,221	2,081

Effect of exchange rate changes on cash	(130)	(11)
Net increase in cash	2,174	3,374
Cash and cash equivalents at beginning of period	12,447	12,095

Cash and cash equivalents at end of period	$14,621	$15,469

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2004

(Dollars in thousands, except per share data)

(Unaudited)

1. Business and Basis of Presentation

Business

CyberGuard Corporation and its subsidiaries (“CyberGuard” or the “Company”, “We”, “Us” or “Our”) is a leading provider of network security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communication (customers include Global 2000 companies, major financial institutions, and government agencies worldwide). The Company’s products include firewall, VPN (Virtual Private Network), secure content management and security management technologies. Through a combination of proprietary technology and a highly secure operating system, the Company provides a full suite of products and services that are designed to protect the integrity of electronic data and customer applications from unauthorized individuals and digital thieves.

The products and services are sold to end-users directly and indirectly by direct sales and resellers worldwide in over thirty countries.

Basis of Presentation

CyberGuard Corporation (the “Company”) has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate so as to make the information contained not misleading. These consolidated interim financial statements and the notes should be read in conjunction with the consolidated financial statements and the notes included in the Company’s 10-K for the year ended June 30, 2004 and the risk factors set forth in the Company’s annual report on Form 10-K, including, without limitation, risk related to the factors listed below. In the Company’s opinion, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the information shown, have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an on-going basis, we evaluate significant estimates used in preparing our consolidated financial statements, including revenue recognition, bad debt, software development cost, inventory valuation, and deferred tax valuation allowances. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results of operations that may be expected for the year ending June 30, 2005.

2. Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net (loss) / income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur assuming stock options, warrants or other contracts to issue common stock were exercised, using the treasury stock method. When the effects of the outstanding stock options, warrants and/or convertible securities are anti-dilutive, they are not included in the calculation of diluted EPS. For the quarter ended September 30, 2004 and 2003, anti-dilutive warrants and convertible

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2004

(Dollars in thousands, except per share data)

(Unaudited)

securities excluded from the determination of diluted EPS totaled 2,856 and 49. The table below illustrates the components of earnings per share:

	Three months ended September 30, 2004	Three months ended September 30, 2003
Net (loss) / income	$(59)	$1,160

Basic weighted average number of common shares outstanding	29,172	21,312
Dilutive effect of:
Employee stock options	—	3,755
Warrants	—	1,861

Diluted weighted average number of common shares outstanding	29,172	26,928

Earnings per share
Basic	(0.00)	0.05
Diluted	(0.00)	0.04

3. Stock-Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for continued use of recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for stock based compensation. For the three months ended September 30, 2004 and 2003 there was approximately $0 and $5 of stock based compensation included in net (loss) / income. The following table illustrates the effect on net (loss) / income and earnings per share if the Company had applied the fair value recognition provisions to stock-based compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future periods or of the value of all options currently outstanding.

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2004

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended September 30,
	2004	2003
Net (loss) / income as reported	$(59)	$1,160
Add: Stock-based employee compensation expense included in reported net (loss) / income, net of related tax effects	—	5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,089)	(432)
Pro forma net (loss) / income	$(1,148)	$733

Earnings / (loss) per share:
Basic—as reported	$(0.00)	$0.05
Basic—pro forma	$(0.04)	$0.03
Diluted—as reported	$(0.00)	$0.04
Diluted—pro forma	$(0.04)	$0.03

The fair value method for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three month period ended September 30, 2004 and 2003: risk-free interest rates were 4.27% and 2.16%; the volatility factor of the expected market price of the Company’s common stock was 95% and 94%, and the weighted average expected life of the option was 5 years for each period. No dividend yield was used as the Company does not currently pay dividends.

4. Recent Accounting Pronouncements

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s financial statements.

5. Acquisitions

On November 26, 2003, the Company completed the acquisition of SnapGear, Inc., a Delaware corporation (“SnapGear”), pursuant to an Agreement and Plan of Merger dated November 12, 2003 (“Agreement”). On April 29, 2004, CyberGuard Corporation (“Company”) completed the acquisition of German high-end content security vendor webwasher AG.

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2004

(Dollars in thousands, except per share data)

(Unaudited)

The following unaudited pro-forma financial information was prepared in accordance with SFAS No. 141 and assumes the acquisitions occurred at the beginning of the periods presented. The unaudited pro forma financial information is provided for informational purposes only. These pro forma results are based upon the respective historical financial statements of the respective companies, and do not incorporate, nor do they assume, any benefits from cost savings or synergies of operations of the combined company. Unaudited pro-forma results of operations are presented after giving effect to certain adjustments for acquisition related amortization expense on intangibles resulting from the acquisitions of $1,017 for the three months ended September 30, 2003. The unaudited combined results of continuing operations are as follows:

For the Three Months ended September 30, 2003
Proforma revenues	$13,014
Proforma net loss	$(566)
Loss per share-basic-proforma	$(0.02)
Loss per share-diluted-proforma	$(0.02)

6. Goodwill and Other Intangible Assets

There were no changes to goodwill during the three months ended September 30, 2004. The components of intangible assets are:

	September 30, 2004	June 30, 2004
Unamortizable Trade Name	$5,100	$5,100
Amortizable:
Developed Technology	6,759	6,758
Customer Base	10,459	10,459

Total Gross Intangible Assets	22,318	22,317
Accumulated Amortization:
Developed Technology	(1,863)	(1,305)
Customer Base	(1,276)	(705)

Total Accumulated Amortization	(3,139)	(2,055)

Total Net Book Value	$19,179	$20,262

Amortization expense for the three months ended September 30, 2004 and September 30, 2003 amounted to $1,080 and $184, respectively. Estimated amortization expense of currently capitalized costs for the remainder of fiscal year 2005 and the next five fiscal years thereafter is as follows:

Fiscal year
2005 (remainder)	$3,057
2006	$4,045
2007	$3,405
2008	$2,040
2009	$1,532
2010	$—

CYBERGUARD CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2004

(Dollars in thousands, except per share data)

(Unaudited)

7. Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of net income and “other comprehensive income”. The Company’s other comprehensive income is comprised exclusively of changes in the Company’s Cumulative Translation Adjustment (“CTA”) account.

Comprehensive income, for the three months ended September 30, 2004 and 2003, was as follows:

	Three months ended September 30, 2004	Three months ended September 30, 2003
Net (loss) / income	$(59)	$1,160
Change in CTA	(130)	(12)

Total	$(189)	$1,148

8. Segment Information

The Company views its operations and manages its business as one segment, enterprise security solutions. Major foreign markets for our products and services include Europe, Japan, the Pacific Rim, and Latin America. In each market, we have independent channel partners who are responsible for marketing, selling and supporting our products and services to resellers and end-users within their defined territories. International sales accounted for 53% and 54% of total revenues for the three months ended September 30, 2004 and 2003 respectively.

9. Commitments and Contingencies

The Company has committed approximately $350 for the purchase of new financial software. In addition, the Company expects to spend approximately $1,500 for the implementation of this software over the next year.

The Company is involved from time to time, in the ordinary course of its business, in various litigation relating to the conduct of its business. The Company believes that these other litigation matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

CYBERGUARD CORPORATION

September 30, 2004

(Dollars in thousands, except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of the Financial Condition and Results of Operations, contains forwarding-looking statements, as described in the “safe harbor” provision of the Private Securities Litigation Reform act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and future results of CyberGuard Corporation are based on current expectation, estimates, forecast, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “target,” “goal,” “project,” “intend,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Statements regarding future growth, future products and product development, including the anticipated dates for introducing such products, future prospects, trends in our business, future profitability, business plans and strategies, future revenues and revenue sources, future liquidity and capital resources, future computer network security market directions, future acceptance of the Company’s products and possible growth in markets, future acquisitions, and increases in our sales force, as well as all other statements contained in this report that are not purely historical, are forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risk, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may vary materially and adversely from those expressed in any forward-looking statement. Readers are referred to the cautionary statements and important risk factors discussed elsewhere in this report and in our other reports and filings with the SEC. Some of the factors that might cause future actual events to differ from those predicted or assumed include: future advances in technologies and computer security; the Company’s history of annual net operating losses and the financing of future losses through the sale of assets and newly issued Company securities; the Company’s ability to execute on its business plans; the Company’s dependence on outside parties such as its key customers and alliance partners; competition from major computer hardware, software, and networking companies; risk and expense of governmental regulation and effects of changes in regulation; uncertainties associated with product performance liability; risks associated with growth and expansion; global economic conditions; changes in customer needs resulting from economic conditions; dependence on information systems; risks associated with obtaining and maintaining patent and intellectual property right protection; uncertainties in availability of expansion capital in the future and other risks associated with capital markets; and the ability of the Company to integrate successfully any businesses it acquires. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

CYBERGUARD CORPORATION

September 30, 2004

(Dollars in thousands, except per share data)

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

Additional discussions of these and other factors affecting our business and prospects is contained in our periodic filings with the SEC, copies which can be obtained at the Investor Relations section of our website at www.cyberguard.com.

Results of Operations

The quarter ended September 30, 2004 compared to the quarter ended September 30, 2003

Total Revenues

Total revenues, consist of product sales and maintenance and professional services, related to the sale of products. For the quarter ended September 30, 2004, total revenues increased by $6,659 to $15,679 compared to $9,020 for the quarter ended September 30, 2003. The increase was comprised of an increase in product sales of $6,303 and an increase in services of $356. International revenue represented approximately 53% of total revenues for the three months ended September 30, 2004 and 54% of total

CYBERGUARD CORPORATION

September 30, 2004

(Dollars in thousands, except per share data)

revenues for the three months ended September 30, 2003. The increase in product revenue is primarily the result of inclusion of revenue from the SnapGear and webwasher acquisitions for a full quarter in the current year. The increase in product and service revenue is the result of an increase in the number of units and products shipped and not from an increase in product prices.

Network security product revenue accounted for 80% of revenue during the quarter ended September 30, 2004 compared to 68% of revenues during the quarter ended September 30, 2003. The increase in the contribution of product revenue as a percentage of total revenue is as a result of the inclusion of the results of SnapGear and webwasher, both of which derive their revenues primarily from the sale of product. Revenues are expected to increase in the rest of the quarters this year compared to last year as a result of the acquisitions.

Service revenue includes maintenance contracts related to new product sales, renewal maintenance contracts for products previously deployed, training and consulting services. Support services for network security products accounted for 20% of revenues during the quarter ended September 30, 2004, compared to 32% of revenues during the quarter ended September 30, 2003. The decrease in service revenue as a percentage of total revenue corresponds to the growth in product revenue related to product sales from the acquisition of SnapGear and webwasher. Approximately 5 % of SnapGear and webwasher total sales were service revenue. The increase in services revenue when compared to the prior year is the result of the increase in the Company’s customer base and its timing of renewal maintenance.

Gross Profit

Gross profit as a percentage of revenues was 67% for the quarter ended September 30, 2004 and 73% for the quarter ended September 30, 2003.

The lower gross margin is the direct result of the inclusion of the SnapGear product range, which tend to have lower gross margins than the CyberGuard product range due to the significant OEM component. OEM refers to contracts the Company has with large individual customers to manufacture a custom firewall appliance. These relationships normally result in lower product margins.

The Company’s gross margin has been, and will continue to be, affected by a variety of factors including, competition, the product mix and average selling prices of products, new product introductions and enhancements, and the fluctuations in manufacturing volumes. We must continue to manage each of these factors effectively for our gross margins to move back toward prior levels.

Operating Expenses and Net Income / (Loss)

Research and development expense includes salaries, non-capitalized equipment, software, software tools, and depreciation from capital equipment. Research and development expense increased by $757 to $2,589 for the quarter ended September 30, 2004, compared to $1,832 for the quarter ended September 30, 2003. The increase in cost is the result of the acquisition of SnapGear and webwasher with the former expending $438 and the latter $326. As a percentage of total revenue, research and development expense decreased to 17% for the quarter ended September 30, 2004, from 20% for the quarter ended September 30, 2003. The lower percentage is the result of an increase in consolidated revenues.

We expect to increase our research and development costs in total dollars to enhance and expand our current product offerings and develop new products. We plan to continue to make the necessary investment in research and development to keep our products at a competitive advantage.

Selling, general and administrative expense includes salaries, commissions, costs associated with the executive, human resource, finance and administrative support functions, legal and accounting professional services, and depreciation and amortization expense. Selling, general and administrative expense increased by $4,166 to $8,064 for the quarter ended September 30, 2004, from $3,898 for the quarter ended September 30, 2003.

CYBERGUARD CORPORATION

September 30, 2004

(Dollars in thousands, except per share data)

The increase in selling, general and administrative expenses for the quarter ended September 30, 2004, is in part attributable to increases in headcount across all functional areas as a result of the SnapGear and webwasher acquisitions. The additional payroll related costs as a result of the additional headcount described above, accounted for 35% of the increase. An increase in the allowance for doubtful accounts accounted for 9% of the increase. An increase in marketing expense accounted for 11% of the increase. Additionally, amortization and depreciation expense accounted for 26% of the increase in selling, general and administrative expense for the quarter when compared to the prior year, primarily as a result of the SnapGear and webwasher acquisitions and related amortization of acquisition related intangible assets.

The Company recorded an income tax benefit of $12 as of September 30, 2004, and $268 as of September 30, 2003.

Net loss for the quarter ended September 30, 2004 was $59 compared to net income of $1,160 for the quarter ended September 30, 2003.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial conditions and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an on-going basis, we evaluate significant estimates used in preparing our financial statements, including revenue recognition, bad debt, software development cost, inventory valuation, and deferred tax valuation allowances. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in preparing our consolidated financial statements:

Revenue Recognition— The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. Revenue recognition in accordance with these pronouncements can be complex due to the nature and variability of the Company’s sales transactions. The Company’s revenue is primarily from the following sources:

(i)	Product sales of firewall appliances and software licenses which include the sale of subscription licenses to resellers and end users;

(ii)	Product sales with customer-specific acceptance provisions to original equipment manufacturer (OEM) customers; and

(iii)	Service revenue which is primarily maintenance which provides for customer support.

Revenues from product sales are recognized only when a contract or agreement has been executed, delivery of the appliance has occurred or for software licenses an authorization code or subscription activation has been delivered to the customer, the fee is fixed and determinable and we believe collection is probable. Product revenue is generally recognized on product shipment; this includes the transfer of

CYBERGUARD CORPORATION

September 30, 2004

(Dollars in thousands, except per share data)

both title and risk of loss, provided that no significant obligations remain. There is no product right of return available to the customer. For software licenses, revenue is generally recognized on the delivery of the authorization code for perpetual licenses or upon the activation of subscription licenses. Subscription license revenue is recognized ratably over the life of the subscription. We defer revenues on product sales for new value added resellers where we are unable to determine the ability of the reseller to honor a commitment to make fixed or determinable payment. Revenue will be deferred until the resellers demonstrate consistency of payment within terms and there are no instances where we have to take back the product because of non-payment for a three-month period. For the quarter ended September 30, 2004, three resellers were reclassified from cash basis to accrual, based on a reasonable assurance of collectibility from evaluating their payment history and no product returns. One reseller was reclassified for the quarter ended September 30, 2003. The impact of the reclassifications did not have a material effect on revenue in any of the periods.

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

Goodwill - In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company will perform its test of goodwill on an annual basis beginning November 30, 2004 to determine if impairment has occurred. Testing will be done on a more frequent basis, if impairment indicators arise. No impairment indicators have been identified during fiscal 2005.

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

Software Development Costs— The Company capitalizes costs related to the development of certain software products on a product by product basis in accordance with Statement of Financial Accounting

CYBERGUARD CORPORATION

September 30, 2004

(Dollars in thousands, except per share data)

Standards (“SFAS”) No. 86, “Accounting For the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” which requires capitalization to begin when technological feasibility has been established and ends when the product is available for general release to customers. Software development costs incurred prior to technological feasibility, defined by implementation of a beta project, are considered research and development costs and are expensed as incurred. Capitalized costs are amortized on a straight-line method over two years. The amount amortized, is the greater of the two amounts calculated using the methods noted in SFAS 86. Amortization starts when the product is available for general release to customers. Unamortized capitalized software cost is evaluated at each balance sheet date and compared to the net realizable value. Any excess capitalized cost above net realizable value will be written off. No such impairment existed at September 30, 2004. The Company capitalized $0 and $75 in software development costs for the three months ended September 30, 2004 and 2003, respectively.

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

Deferred Taxes. We provide a valuation allowance for that portion of deferred tax assets, which is not more likely than not to be recognized due to the Company’s cumulative losses and the uncertainty as to future recoverability. Any reversal of the deferred tax valuation allowance is made when we believe that it is more likely than not that this portion of the deferred tax asset will be realized. The computation of our deferred tax assets and related valuation allowance is based on taxable income we expect to earn over the next two years which will include the utilization of previously accumulated net operating tax losses. We will continue to evaluate each quarter the amount, if any, of additional reduction or increase of the valuation allowance that should be made. This will be based on management’s estimate and conclusions regarding the ultimate realization of the deferred tax assets, including but not limited to, the company’s recent positive financial results as well as projected earnings over a two-year period. The impact of further reductions of the valuation allowance will be to record a tax benefit, which will increase net income in the period the determination is made. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the deferred tax valuation allowance, in the event we were to determine that we would be able to realize the deferred tax assets, in the future, a reduction in the deferred tax asset valuation allowance would increase income in the period the determination was made.

CYBERGUARD CORPORATION

September 30, 2004

(Dollars in thousands, except per share data)

Liquidity and Capital Resources

The following table summarizes the Company’s consolidated statements of cash flows for the first quarter of fiscal 2005 and 2004:

	For the three months ended September 30,
	2004	2003
Net cash flow (used in) provided by:
Operating activities	$(115)	$1,456
Investing activities	(802)	(152)
Financing activities	3,221	2,081
Effect of exchange rate changes on cash	(130)	(11)
Net increase in cash	$2,174	$3,374

Cash flow from operating activities decreased $1,571. The Company reported a net loss of $59 versus net income of $1,160 for the three months ended September 30, 2004 and 2003, respectively. In addition, the Company reported adjustments to reconcile net (loss)/income of $1,951 versus $335 for the three months ended September 30, 2004 and 2003, respectively. The primary components of these adjustments for the three months ended September 30, 2004, were amortization expense of $1,178 primarily attributable to the Snapgear and webwasher acquisitions made in fiscal 2004 and a provision for uncollectible accounts receivable of $348. The primary change in assets and liabilities that negatively impacted cash flow from operating activities was a $2,140 increase in accounts receivable related to the acquisitions previously mentioned as these customers have longer payment terms.

Net cash used in investing activities during the three-month period ended September 30, 2004 of $802 related primarily to the purchase of property and equipment. Cash provided by financing activities of $3,221 during the three-month period ended September 30, 2004 reflects the proceeds from stock options exercised and the proceeds from stock purchase warrants exercised.

At September 30, 2004, the Company had cash and cash equivalents on hand of $14,621 representing an increase of $2,174 from $12,447 as of June 30, 2004. The Company’s principal sources of liquidity at September 30, 2004, consisted of cash, accounts receivable, and vendor trade credit.

The Company committed to the purchase of an enterprise software solution on September 30, 2004. The cost of the software and implementation are expected to cost the Company approximately $2 million over the next twelve months. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months. However, we may be required or could elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending on support, product development efforts, expansion of sales and marketing, the timing of introductions of new products and enhancement to existing products, and market acceptance of our products. Other recent and possible future events that could also materially impact the Company’s ability to successfully execute on its business plans are described in Information Relating to Forward Looking Statements of this Item on Form 10-Q. Other than as described above, we are not aware of any known demands, commitments, events or uncertainties that will result or that are reasonably likely to result in our liquidity increasing or decreasing in a material way.

We have no other agreements or arrangements for third parties to provide us with sources of liquidity and capital resources, including off balance sheet arrangements.

CYBERGUARD CORPORATION

September 30, 2004

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

CYBERGUARD CORPORATION

September 30, 2004

(Dollars in thousands, except per share data)

Non-GAAP Financial Information

The following table details the difference between results calculated using Generally Accepted Accounting Principles (“GAAP”) and the same results reported excluding certain charges (“non-GAAP information”). The non-GAAP information is included with the intention of providing investors a more complete understanding of our underlying operational results and trends, but should only be used in conjunction with results reported in accordance with GAAP. The Company believes that the non-GAAP disclosures set forth below provide useful information to show the effect on net income when all acquisition-related costs are excluded.

CYBERGUARD CORPORATION

September 30, 2004

(Dollars in thousands, except per share data)

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	GAAP Presentation	Proforma Adjustments	Proforma Presentation	GAAP Presentation	Proforma Adjustments	Proforma Presentation
Revenues:
Products	$12,475	$—	$12,475	$6,172	$—	$6,172
Services	3,204	—	3,204	2,848	—	2,848

Total revenues	15,679	—	15,679	9,020	—	9,020

Cost of revenues:
Products	4,155	(541)[1]	3,614	1,619	(101)[1]	1,518
Services	996	—	996	837	—	837

Total cost of revenues	5,151	(541)	4,610	2,456	(101)	2,355

Gross profit	10,528	541	11,069	6,564	101	6,665

Operating expenses:
Research and development	2,589	—	2,589	1,832	—	1,832
Selling, general and administrative	8,064	(538)[1]	7,526	3,898	(84)[1]	3,814

Total operating expenses	10,653	(538)	10,115	5,730	(84)	5,646

Operating (loss) / income	(125)	1,079	954	834	185	1,019

Other income
Interest income, net	46	—	46	33	—	33
Other income	8	—	8	25	—	25

Total other income	54	—	54	58	—	58

(Loss) / Income before income taxes	(71)	1,079	1,008	892	185	1,077

Income tax benefit	12	—	12	268	—	268

Net (loss) / income	$(59)	$1,079	$1,020	$1,160	$185	$1,345

Basic earnings per common share	$(0.00)		$0.04	$0.05		$0.06

Basic weighted average number of common shares outstanding	29,172		29,172	21,312		21,312

Diluted earnings per common share	$(0.00)		$0.03	$0.04		$0.05

Diluted weighted average number of common shares outstanding	29,172		32,028	26,928		26,928

Note 1 - The proforma adjustment relates to amortization of acquisition related intangible assets.

CYBERGUARD CORPORATION

September 30, 2004

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

The Company uses the U.S. Dollar as its reporting currency for financial statement purposes. The Company conducts business in numerous countries around the world through its Foreign subsidiaries which use the local currencies to denominate its transactions. Therefore, the Company is subject to certain risks associated with fluctuating foreign currencies.

Due to the long-term nature of the Company’s investment in its subsidiaries, the translation adjustments resulting from these exchange rate fluctuations are excluded from the results of operations and recorded in a separate component of consolidated stockholders’ equity. The Company monitors its currency exposure but does not hedge its exposure due to the high economic costs of such a program and the long-term nature of its investment in its subsidiaries.

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

The Company is in the process of upgrading its computer systems used for operations in certain subsidiaries. The upgrade process will take place over the next several quarters. As we believe is the case in most system changes, the implementation of these systems will necessitate changes in operating policies and procedures and the related internal controls and their method of application. Thus far throughout this implementation, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company maintains a system of internal accounting controls over financial reporting to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in accordance with accounting principles generally accepted in the United States. However, the Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system

CYBERGUARD CORPORATION

September 30, 2004

(Dollars in thousands, except per share data)

are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no absolute assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CYBERGUARD CORPORATION

September 30, 2004

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

CYBERGUARD CORPORATION

September 30, 2004

(Dollars in thousands, except per share data)

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit No.	Exhibit Description
10.01	Employment Agreement between the Company and Gary Taggart, dated August 20, 2004.

31.01	Certification by Patrick J. Clawson, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-15.

31.02	Certification by Michael D. Matte, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-15.

32.01	Certification by Patrick J. Clawson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification by Michael D. Matte, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CYBERGUARD CORPORATION

September 30, 2004

(Dollars in thousands, except per share data)

(b) Reports filed on Form 8-K during the quarter ended September 30, 2004:

During the quarter ended September 30, 2004, the Company filed five Current Reports on Form 8-K. On July 7, 2004, Item 7 presenting the financial statements of webwasher AG, was filed. On July 11, 2004, Item 5 and Item 7 in connection with an offer to Secure Computing was filed. On July 12, 2004, Item 9 was filed in connection with the Company’s estimate of revenue and expenses for the quarter ended September 30, 2004. On July 15, 2004, Item 5 and Item 7 in connection with Secure Computing’s response to the Company’s offer of purchase was filed. On August 18, 2004, Item 7 and Item 12 in connection with the results of operations for the fourth quarter and the fiscal year ended June 30, 2004 was filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2004	CYBERGUARD CORPORATION

	By:	/s/ Patrick J. Clawson
Chairman and Chief Executive Officer

	By:	/s/ Michael D. Matte
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.01	Employment Agreement between the Company and Gary Taggart, dated August 20, 2004.

31.01	Certification by Patrick J. Clawson, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-15.

31.02	Certification by Michael D. Matte, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-15.

32.01	Certification by Patrick J. Clawson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification by Michael D. Matte, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.