Form 10-Q
period 2004-12-31
CYBERGUARD CORP
filed 2005-02-04
CIK 927133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

As of January 31, 2005, 30,648,269 shares of the Registrant’s $0.01 par value Common Stock were outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands, except per share data)

	(Unaudited)
	December 31, 2004	June 30, 2004
ASSETS
Cash and cash equivalents	$13,867	$12,447
Restricted cash	259	197
Accounts receivable, less allowance for uncollectible accounts of $949 and $365 at December 31, 2004 and June 30, 2004, respectively	16,701	9,461
Inventories	2,195	2,063
Other current assets	2,603	2,790

Total current assets	35,625	26,958

Property and equipment at cost, less accumulated depreciation of $5,171 and $4,619 at December 31, 2004 and June 30, 2004, respectively	2,558	1,673
Capitalized software, less accumulated amortization of $2,341 and $2,166 at December 31, 2004 and June 30, 2004, respectively	1,709	1,530
Intangible assets, less accumulated amortization of $4,162 and $2,055 at December 31, 2004 and June 30, 2004, respectively	18,159	20,262
Goodwill	42,015	40,625
Deferred tax asset, net	5,575	5,575
Other assets	653	104

Total assets	$106,294	$96,727

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,942	$2,951

Deferred revenue, current portion	13,952	11,706
Accrued expenses and other liabilities	6,254	5,750

Total current liabilities	23,148	20,407

Deferred tax liability	7,466	7,466
Deferred revenue, less current portion	3,863	2,812

Total long-term liabilities	11,329	10,278

Total liabilities	34,477	30,685

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock par value $0.01; authorized 5,000 shares; none issued	—	—
Common stock par value $0.01; authorized 50,000 shares; issued and outstanding 30,565 at December 31, 2004 and 28,528 at June 30, 2004	306	285
Additional paid-in capital	150,358	144,569
Accumulated deficit	(77,811)	(78,772)
Accumulated other comprehensive loss	(1,036)	(40)

Total shareholders’ equity	71,817	66,042

Total liabilities and shareholders’ equity	$106,294	$96,727

The accompanying notes are an integral part of these consolidated financial statements.

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2004	Dec. 31, 2003
Revenues
Products	13,187	8,211	25,662	14,384
Services	3,318	3,025	6,522	5,872

Total revenues	16,505	11,236	32,184	20,256

Cost of revenues
Products	4,045	2,361	8,200	3,980
Services	967	933	1,963	1,769

Total cost of revenues	5,012	3,294	10,163	5,749

Gross profit	11,493	7,942	22,021	14,507

Operating expenses
Research and development	2,515	1,563	5,104	3,395
Selling, general and administrative	8,188	4,796	16,252	8,695

Total operating expenses	10,703	6,359	21,356	12,090

Operating income	790	1,583	665	2,417

Other income
Interest income, net	21	35	67	68
Other income	260	127	268	152

Total other income	281	162	335	220

Income before income taxes	1,071	1,745	1,000	2,637

Income tax expense / (benefit)	51	(599)	39	(867)

Net income	1,020	2,344	961	3,504

Basic earnings per common share	$0.03	$0.11	$0.03	$0.16

Weighted average number of common shares outstanding	30,344	22,239	29,758	21,776

Diluted earnings per common share	$0.03	$0.08	$0.03	$0.12

Weighted average number of common shares outstanding	33,146	29,319	32,708	28,883

The accompanying notes are an integral part of these consolidated financial statements.

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	Dec. 31, 2004	Dec. 31, 2003
Cash flows from operating activities:
Net income	$961	$3,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	552	673
Amortization	2,282	535
Amortization of unearned restricted stock compensation	—	274
Provision for inventory	127	—
Deferred tax benefit	—	(867)
Provision for uncollectible accounts receivable	584	31
Stock based compensation expense	342	291

Changes in assets and liabilities (excluding the effect of acquisition)
Increase in accounts receivable	(7,824)	(41)
Decrease in other current assets	134	19
Increase in inventories	(259)	(49)
(Increase) / Decrease in other, net	(550)	118
Decrease in accounts payable	(8)	(635)
Increase in accrued expenses and other liabilities	1,304	760
Increase in deferred revenue	3,297	15
Decrease in litigation receivable	—	6,500
Decrease in litigation payable	—	(10,400)

Net cash provided by operating activities	942	728

Cash flows used in investing activities
Decrease in restricted cash	(62)	(40)
Acquisition of SnapGear, net of cash acquired	—	85
Capitalized software costs	(353)	(507)
Purchase of property & equipment	(1,441)	(259)

Net cash used in investing activities	(1,856)	(721)

Cash flows provided by financing activities:
Proceeds from stock options exercised	161	2,104
Proceeds from warrant conversion	3,169	—

Net cash provided by financing activities	3,330	2,104

Effect of exchange rate changes on cash	(996)	(4)

Net increase in cash	1,420	2,107
Cash and cash equivalents at beginning of period	12,447	12,095

Cash and cash equivalents at end of period	$13,867	$14,202

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash information

In connection with the acquisition of SnapGear, 1,651 shares valued at $14,414 were issued and a contingent purchase consideration of $800 was accrued for during the quarter ended December 31, 2003.

During the quarter ended December 31, 2004, 342 shares valued at $2,137 (which includes the $800 of contingent consideration previously recorded), were issued based on the attainment of revenues during the 12 months following the acquisition.

The accompanying notes are an integral part of these consolidated financial statements

.

CYBERGUARD CORPORATION

December 31, 2004

(Unaudited)

(Dollars in thousands, except per share data)

1. Business and Basis of Presentation

Business

CyberGuard Corporation and its subsidiaries (“CyberGuard” or the “Company”) is a leading provider of network security solutions designed to protect enterprises that use the Internet for electronic commerce and secure communication (customers include Global 2000 companies, major financial institutions, and government agencies worldwide). The Company’s products include firewall, VPN (Virtual Private Network), secure content management and security management technologies. Through a combination of proprietary technology and a highly secure operating system, the Company provides a full suite of products and services that are designed to protect the integrity of electronic data and customer applications from unauthorized individuals and digital thieves.

The products and services are sold to end-users directly and indirectly by direct sales and resellers worldwide in over thirty countries.

Basis of Presentation

CyberGuard has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate so as to make the information contained herein not misleading. These consolidated interim financial statements and the notes should be read in conjunction with the consolidated financial statements and the notes included in the Company’s 10-K for the year ended June 30, 2004 and the risk factors set forth in the Company’s annual report on Form 10-K, including, without limitation, risk related to the factors listed below. In the Company’s opinion, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the information shown, have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an on-going basis, we evaluate significant estimates used in preparing our consolidated financial statements, including revenue recognition, bad debt, software development costs, inventory valuation, and deferred tax valuation allowances. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The results of operations for the six months ended December 31, 2004 are not necessarily indicative of the results of operations that may be expected for the year ending June 30, 2005.

2. Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur assuming stock options, warrants or other contracts to issue common stock were exercised, using the treasury stock method. When the effects of the outstanding stock options, warrants and/or convertible securities are anti-dilutive, they are not included in the calculation of diluted EPS.

CYBERGUARD CORPORATION

December 31, 2004

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended December 31, 2004	Three months ended December 31, 2003	Six months ended December 31, 2004	Six months ended December 31, 2003
Net Income	$1,020	$2,344	$961	$3,504

Weighted average number of common shares outstanding	30,344	22,239	29,758	21,776
Dilutive effect of:
Employee stock options	2,610	4,711	2,751	4,730
Unearned restricted stock	—	522	—	522
Warrants	192	1,847	199	1,855

Diluted weighted average number of common shares outstanding	33,146	29,319	32,708	28,883

Earnings per share
Basic	$0.03	$0.11	$0.03	$0.16
Diluted	$0.03	$0.08	$0.03	$0.12
Shares subject to anti-dilutive options excluded from calculation(1)	1,437	127	1,234	85

(1)	These weighted average shares relate to anti-dilutive stock options and could be dilutive in the future.

3. Stock-Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for continued use of recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for stock based compensation. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. For the three and six months ended December 31, 2004 there was no stock based compensation included in net income for the issuance of options during the period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future periods or of the value of all options currently outstanding.

CYBERGUARD CORPORATION

December 31, 2004

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Net income as reported	$1,020	$2,344	$961	$3,504

Add: Stock-based employee compensation expense included in reported net income	—	5	—	10

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	833	564	1,891	1,035

Pro forma net income / (loss)	$187	$1,785	$(930)	$2,479

Earnings / (loss) per share:

Basic—as reported	$0.03	$0.11	$0.03	$0.16

Basic—pro forma	$0.01	$0.08	$(0.03)	$0.11

Diluted—as reported	$0.03	$0.08	$0.03	$0.12

Diluted—pro forma	$0.01	$0.06	$(0.03)	$0.09

The fair value method for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three and six month period ended December 31, 2004 and 2003: risk-free interest rates were 3.62% and 2.13%; the volatility factor of the expected market price of the Company’s common stock was 93% and 85%, and the weighted average expected life of the option was 6 years and 5 years for each period, respectively. No dividend yield was used as the Company does not currently pay dividends.

Results may vary depending on the assumptions applied within the Black-Scholes option-pricing model.

4. Software Development Costs

The Company capitalizes costs related to the development of certain software products on a product by product basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting For the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” which requires capitalization to begin when technological feasibility has been established and ends when the product is available for general release to customers. Software development costs incurred prior to technological feasibility, defined by implementation of a beta project, are considered research and development costs and are expensed as incurred. Capitalized costs are amortized on a straight-line method over two to five years. The Company changed the amortization period for certain software development costs during the current quarter from 2 to 5 years as a result of the actual lives of historical products exceeding previous estimates. This change in estimate resulted in amortization expense being $120 lower than what would previously have been recorded, in the current quarter. The amount amortized, is the greater of the two amounts calculated using the methods noted in SFAS 86. Amortization starts when the product is available for general release to customers. Unamortized capitalized software cost is evaluated at each balance sheet date and compared to the net realizable value.

CYBERGUARD CORPORATION

December 31, 2004

(Unaudited)

(Dollars in thousands, except per share data)

Any excess capitalized cost above net realizable value will be written off. No such impairment existed at December 31, 2004. The Company capitalized $353 and $432 in software development costs for the three months ended December 31, 2004 and 2003, respectively. The Company capitalized $353 and $507 in software development costs for the six months ended December 31, 2004 and 2003, respectively.

4. Recent Accounting Pronouncements

In October 2004, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”. At December 31, 2004, we were not a party to transactions contemplated under EITF Issue No. 04-8.

On October 22,2004, the American Jobs Creation Act of 2004 was signed into law. This legislation contains a number of changes to the Internal Revenue Code that may affect the Company. The Company is in the process of analyzing the law in order to determine its effects, if any, on the Company’s consolidated financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of SFAS No. 151 are to be applied prospectively. The Company has not determined the impact, if any, that the adoption of SFAS No. 151 may have on the Company’s future consolidated financial position and results of operations.

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) would require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of Statement 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Statement 123(R) is effective beginning in our fourth quarter of fiscal 2005. The adoption of Statement 123(R) could have a material impact on our consolidated financial position, results of operations and cash flows.

5. Acquisitions

On November 26, 2003, the Company completed the acquisition of SnapGear, Inc., a Delaware corporation (“SnapGear”), pursuant to an Agreement and Plan of Merger dated November 12, 2003 (“Agreement”). On April 29, 2004, the Company completed the acquisition of German high-end content security vendor webwasher AG (“webwasher”).

The following unaudited pro-forma financial information was prepared in accordance with SFAS No. 141 and assumes the acquisitions occurred at the beginning of the periods presented. The unaudited pro forma financial information is provided for informational purposes only. These pro forma results are based upon the respective historical financial statements of the respective companies, and do not incorporate, nor do they assume, any benefits from cost savings or synergies of operations of the

CYBERGUARD CORPORATION

December 31, 2004

(Unaudited)

(Dollars in thousands, except per share data)

combined company. Unaudited pro-forma results of operations are presented after giving effect to certain adjustments for acquisition related amortization expense on intangibles resulting from the acquisitions of $1,018 and $2,037 for the three and six months ended December 31, 2003. The unaudited combined results of continuing operations are as follows:

	For the Three Months ended December 31, 2003	For the Six Months ended December 31, 2003
Proforma revenues	$15,040	$28,054
Proforma net loss	$(172)	$(736)
Loss per share-basic-proforma	$(0.01)	$(0.03)
Loss per share-diluted-proforma	$(0.01)	$(0.03)

6. Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS revised the standards of accounting for goodwill and indefinite-lived intangible assets by replacing the amortization of these assets with the requirement that they are reviewed annually for possible impairment, or more frequently if impairment indicators arise. This testing included the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered to be impaired and a second test is performed to measure the amount of the impairment loss, if any. No impairment indicators have been identified at December 31, 2004. Separable intangible assets that have finite lives continue to be amortized over their estimated useful lives.

The changes in the carrying amount of goodwill for the three and six months ended December 31, 2004 are as follows:

Balance as of June 30, 2004	40,625
Goodwill acquired during the period	—
Adjustments to previously recorded purchase price	—

Balance as of September 30, 2004	40,625
Goodwill acquired during the period	—
Adjustments to previously recorded purchase price	1,390

Balance as of December 31, 2004	42,015

The adjustment to previously recorded purchase price in the current quarter relates to the achievement of revenue targets, as specified in the SnapGear Agreement and Plan of Merger. The earnout period for the attainment of revenue targets, ended on November 30, 2004.

CYBERGUARD CORPORATION

December 31, 2004

(Unaudited)

(Dollars in thousands, except per share data)

The components of intangible assets are:

	December 31, 2004	June 30, 2004
Unamortizable Trade Name	$5,100	$5,100
Amortizable:
Developed Technology	6,762	6,758
Customer Base	10,459	10,459

Total Gross Intangible Assets	22,321	22,317
Accumulated Amortization:
Developed Technology	(2,376)	(1,305)
Customer Base	(1,786)	(705)

Total Accumulated Amortization	(4,162)	(2,055)

Total Net Book Value	$18,159	$20,262

Amortization expense for the three months ended December 31, 2004 and 2003 amounted to $1,027 and $251, respectively. Amortization expense for the six months ended December 31, 2004 and 2003 amounted to $2,107 and $435, respectively. Estimated amortization expense of currently capitalized costs for the remainder of fiscal year 2005 and the next five fiscal years thereafter is as follows:

Fiscal year
2005 (remainder)	$2,037
2006	$4,045
2007	$3,405
2008	$2,040
2009	$1,532
2010	$—

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

Comprehensive income, for the three and six months ended December 31, 2004 and 2003, was as follows:

	Three months ended December 31, 2004	Three months ended December 31, 2003	Six months ended December 31, 2004	Six months ended December 31, 2003
Net income	$1,020	$2,344	$961	$3,504
Change in CTA	(866)	7	(996)	(4)

Total	$154	$2,351	$(35)	$3,500

CYBERGUARD CORPORATION

December 31, 2004

(Unaudited)

(Dollars in thousands, except per share data)

8. Segment Information

The Company views its operations and manages its business as one segment, enterprise security solutions. Major foreign markets for our products and services include Europe, Japan, the Pacific Rim, and Latin America. In each market, we have independent channel partners who are responsible for marketing, selling and supporting our products and services to resellers and end-users within their defined territories. International sales accounted for 56% and 46% of total revenues for the three months ended December 31, 2004 and 2003 respectively. International sales accounted for 54% and 49% of total revenues for the six months ended December 31, 2004 and 2003 respectively.

9. Commitments and Contingencies

The Company expects to spend approximately $1,500 for the implementation of new financial software over the next year.

The Company is involved from time to time, in the ordinary course of its business, in various litigation relating to the conduct of its business. The Company believes that these other litigation matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

CYBERGUARD CORPORATION

December 31, 2004

(Unaudited)

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

CYBERGUARD CORPORATION

December 31, 2004

(Unaudited)

(Dollars in thousands, except per share data)

•	Inability to obtain required capital

•	Fluctuations in interest rates

•	Potential adverse effects of acquisitions

•	Foreign currency exchange rates and exposure to foreign markets

•	The impact of changes of income tax and other regulatory legislation

•	Changes in accounting rules

•	Product supply and availability

•	Changes in vendor terms and conditions

•	Changes in general economic conditions

•	Exposure to natural disaster, war and terrorism

•	Volatility of common stock

•	Accuracy of forecast data

•	Expansion into new geographic markets

•	Expansion into new product markets

•	The ability to sustain profitability in the future

•	Seasonality and concentration of revenues at the end of the quarter

•	Dependence on third party channel partners to distribute products

•	Decrease in the price of our products

•	Dependence on one primary manufacturer and assembly house

•	Resource constraints caused by growth

•	Changes in technology and industry standards could affect our products and services

•	Litigation in connection with the alleged or actual failure of our products and services

•	A breach in security could harm public perception of our products

•	Cost of customizing products for foreign countries

•	Export and import restrictions, including those affecting encryption commodities and software

•	Regional economic and political conditions

•	Intellectual property claims and litigation

•	Governmental controls over the export or import of encryption technology

•	Changes in federal regulations and future rules of the Securities and Exchange Commission

•	Lack of resources compared to our competitors

•	Limited products or product types

•	Downturns in the technology sector in the US and key foreign economies

•	Fluctuations in quarterly operating results

Additional discussion of these and other factors affecting our business and prospects is contained in our periodic filings with the SEC, copies which can be obtained at the Investor Relations section of our website at www.cyberguard.com.

Results of Operations

The quarter ended December 31, 2004 compared to the quarter ended December 31, 2003

Total Revenues

Total revenues consist of product sales and maintenance and professional services related to the sale of products. For the quarter ended December 31, 2004, total revenues increased by $5,269 to $16,505 compared to $11,236 for the quarter ended December 31, 2003. The increase was comprised of an

CYBERGUARD CORPORATION

December 31, 2004

(Unaudited)

(Dollars in thousands, except per share data)

increase in product sales of $4,976 and an increase in services of $293. International revenue represented approximately 56% of total revenues for the three months ended December 31, 2004 and 46% of total revenues for the three months ended December 31, 2003. The increase in product revenue is primarily the result of the inclusion of revenue from the SnapGear and webwasher acquisitions for a full quarter in the current year. The increase in product and service revenue is the result of an increase in the number of units and products shipped and not from an increase in product prices. The increase in international sales from 46% to 56% is primarily the result of the inclusion of webwasher revenues, who for the quarter ended December 31, 2004, derived 76% of their total revenue from international customers.

Network security product revenue accounted for 80% of revenue during the quarter ended December 31, 2004 compared to 73% of revenues during the quarter ended December 31, 2003. The increase in the contribution of product revenue as a percentage of total revenue is as a result of the inclusion of the results of SnapGear and webwasher, both of which derive their revenues primarily from the sale of product. Revenues are expected to increase in the rest of the quarters this year compared to last year as a result of the acquisitions.

Service revenue includes maintenance contracts related to new product sales, renewal maintenance contracts for products previously deployed, training and consulting services. Support services for network security products accounted for 20% of revenues during the quarter ended December 31, 2004, compared to 27% of revenues during the quarter ended December 31, 2003. The decrease in service revenue as a percentage of total revenue corresponds to the growth in product revenue related to product sales from the acquisition of SnapGear and webwasher. Approximately 5 % of SnapGear and webwasher total sales were service revenue. The increase in service revenue when compared to the prior year is the result of the inclusion of the results of SnapGear and webwasher.

Gross Profit

Gross profit as a percentage of revenues was 70% for the quarter ended December 31, 2004 and 71% for the quarter ended December 31, 2003.

The lower gross margin is the direct result of the inclusion of the SnapGear product range, which tend to have lower gross margins than the CyberGuard product range due to the significant OEM component. OEM refers to contracts the Company has with large individual customers to manufacture a custom firewall appliance. These relationships normally result in lower product margins.

The gross margin was positively impacted during the current quarter by 1 percentage point as a result of management’s change in estimate for the remaining useful life of certain capitalized software costs. These costs are now amortized to cost of goods sold over a 5 year period, where they were previously amortized over a 2 year period.

The Company’s gross margin has been, and will continue to be, affected by a variety of factors including, competition, the product mix and average selling prices of products, new product introductions and enhancements, and the fluctuations in manufacturing volumes. We must continue to manage each of these factors effectively for our gross margins to move back toward prior levels.

Operating Expenses and Net Income

Research and development expense includes salaries, non-capitalized equipment, software, software tools, and depreciation from capital equipment. Research and development expense increased by $952 to $2,515 for the quarter ended December 31, 2004, compared to $1,563 for the quarter ended December 31, 2003. The increase is net of research and development costs capitalized during the quarter ended

CYBERGUARD CORPORATION

December 31, 2004

(Unaudited)

(Dollars in thousands, except per share data)

December 31, 2004 of $353 compared to $432 of research and development costs capitalized during the quarter ended December 31, 2003. The net increase in cost is the result of the acquisition of SnapGear and webwasher with SnapGear accounting for $507 and webwasher accounting for $393 of the increase. As a percentage of total revenue, research and development expense increased to 15% for the quarter ended December 31, 2004, from 14% for the quarter ended December 31, 2003.

We expect to increase our research and development costs in total dollars to enhance and expand our current product offerings and develop new products. We plan to continue to make the necessary investment in research and development to keep our products at a competitive advantage.

Selling, general and administrative expense includes salaries, commissions, costs associated with the executive, human resource, finance and administrative support functions, legal and accounting professional services, and depreciation and amortization expense. Selling, general and administrative expense increased by $3,392 to $8,188 for the quarter ended December 31, 2004, from $4,796 for the quarter ended December 31, 2003.

The increase in selling, general and administrative expenses for the quarter ended December 31, 2004, is in part attributable to increases in headcount across all functional areas as a result of the SnapGear and webwasher acquisitions. The additional payroll related costs as a result of the additional headcount described above, accounted for 47% of the increase. An increase in travel accounted for 15% of the increase, an increase in advertising and trade show expense accounted for 10% of the increase and an increase in professional services, primarily related to Sarbanes-Oxley 404 compliance, accounted for 11% of the increase. Additionally, amortization and depreciation expense accounted for 15% of the increase in selling, general and administrative expense for the quarter when compared to the prior year, primarily as a result of the SnapGear and webwasher acquisitions and related amortization of acquisition related intangible assets.

The Company recorded an income tax expense of $51 as of December 31, 2004, and an income tax benefit of $599 as of December 31, 2003.

As a result of the factors described above, net income for the quarter ended December 31, 2004 was $1,020 or $0.03 per diluted share compared to net income of $2,344 or $0.08 per diluted share for the quarter ended December 31, 2003.

The six-month period ended December 31, 2004 compared to the six-month period ended December 31, 2003

Total Revenues

Total revenues consist of product sales and maintenance and professional services related to the sale of products. For the six-month period ended December 31, 2004, total revenues increased by $10,928 to $32,184 compared to $20,256 for the six-month period ended December 31, 2003. The increase was comprised of an increase in product sales of $11,278 and an increase in services of $650. International revenue represented approximately 54% of total revenues for the six months ended December 31, 2004 and 49% of total revenues for the six months ended December 31, 2003. The increase in product revenue is primarily the result of inclusion of revenue from the SnapGear and webwasher acquisitions for the full period in the current year. The increase in product and service revenue is the result of an increase in the number of units and products shipped and not from an increase in product prices. The increase in international sales from 49% to 54% is primarily the result of the inclusion of webwasher revenues, who for the six-month period ended December 31, 2004, derived 77% of their total revenue from international customers.

CYBERGUARD CORPORATION

December 31, 2004

(Unaudited)

(Dollars in thousands, except per share data)

Network security product revenue accounted for 80% of revenue during the six months ended December 31, 2004 compared to 71% of revenues during the same period in the prior year. The increase in the contribution of product revenue as a percentage of total revenue is as a result of the inclusion of the results of SnapGear and webwasher, both of which derive their revenues primarily from the sale of product. Revenues are expected to increase for the full year compared to last year as a result of the acquisitions.

Service revenue includes maintenance contracts related to new product sales, renewal maintenance contracts for products previously deployed, training and consulting services. Support services for network security products accounted for 20% of revenues during the six-month period ended December 31, 2004, compared to 29% of revenues during the same period in 2003. The decrease in service revenue as a percentage of total revenue corresponds to the growth in product revenue related to product sales from the acquisition of SnapGear and webwasher. Approximately 5 % of SnapGear and webwasher total sales were service revenue. The increase in services revenue when compared to the prior year is the result of the inclusion of the results of SnapGear and webwasher.

Gross Profit

Gross profit as a percentage of revenues was 68% for the six-month period ended December 31, 2004 and 72% for the six-month period ended September 30, 2003.

The lower gross margin is the direct result of the inclusion of the SnapGear product range, which tend to have lower gross margins than the CyberGuard product range due to the significant OEM component. OEM refers to contracts the Company has with large individual customers to manufacture a custom firewall appliance. These relationships normally result in lower product margins.

The change in estimate of the remaining useful life for software development costs, did not have a significant impact on gross margins for the six-month period ended December 31, 2004.

The Company’s gross margin has been, and will continue to be, affected by a variety of factors including, competition, the product mix and average selling prices of products, new product introductions and enhancements, and the fluctuations in manufacturing volumes. We must continue to manage each of these factors effectively for our gross margins to move back toward prior levels.

Operating Expenses and Net Income

Research and development expense includes salaries, non-capitalized equipment, software, software tools, and depreciation from capital equipment. Research and development expense increased by $1,709 to $5,104 compared to $3,395 for the six-month period ended December 31, 2004 and 2003. The increase is net of research and development costs capitalized during the six-month period ended December 31, 2004 of $353 compared to $507 of research and development costs capitalized during the six-month period ended December 31, 2003. The net increase in cost is the result of the acquisition of SnapGear and webwasher with SnapGear accounting for $946 and webwasher accounting for $719 of the increase. As a percentage of total revenue, research and development expense decreased to 16% for the six-month period ended December 31, 2004, from 17% for the six-month period ended December 31, 2003.

We expect to increase our research and development costs in total dollars to enhance and expand our current product offerings and develop new products. We plan to continue to make the necessary investment in research and development to keep our products at a competitive advantage.

CYBERGUARD CORPORATION

December 31, 2004

(Unaudited)

(Dollars in thousands, except per share data)

Selling, general and administrative expense includes salaries, commissions, costs associated with the executive, human resource, finance and administrative support functions, legal and accounting professional services, and depreciation and amortization expense. Selling, general and administrative expense increased by $7,557 to $16,252 for the six-month period ended December 31, 2004, from $8,695 for the six-month period ended December 31, 2003.

The increase in selling, general and administrative expenses for the six-month period ended December 31, 2004, is in part attributable to increases in headcount across all functional areas as a result of the SnapGear and webwasher acquisitions. The additional payroll related costs as a result of the additional headcount described above, accounted for 51% of the increase. An increase in the allowance for doubtful accounts accounted for 10% of the increase, an increase in travel expense accounted for 12% of the increase, an increase in marketing expense accounted for 10% of the increase and an increase in professional fees, primarily related to Sarbanes-Oxley 404 compliance, accounted for 6% of the increase. Additionally, amortization and depreciation expense accounted for 12% of the increase in selling, general and administrative expense for the quarter when compared to the prior year, primarily as a result of the SnapGear and webwasher acquisitions and related amortization of acquisition related intangible assets.

The Company recorded an income tax expense of $39 as of December 31, 2004, and an income tax benefit of $867 as of December 31, 2003.

As a result of the factors described above, net income for the six-month period ended December 31, 2004 was $961 or $0.03 per diluted share compared to net income of $3,504 or $0.12 per diluted for the six-month period ended December 31, 2003

CRITICAL ACCOUNTING POLICIES

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

CYBERGUARD CORPORATION

December 31, 2004

(Unaudited)

(Dollars in thousands, except per share data)

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

Revenues from product sales are recognized only when a contract or agreement has been executed, delivery of the appliance has occurred or for software licenses an authorization code or subscription activation has been delivered to the customer, the fee is fixed and determinable and we believe collection is probable. Product revenue is generally recognized on product shipment, provided that no significant obligations remain. There is no product right of return available to the customer. For software licenses, revenue is generally recognized on the delivery of the authorization code for perpetual licenses or upon the activation of subscription licenses. Subscription license revenue is recognized ratably over the life of the subscription. We defer revenues on product sales for new value added resellers where we are unable to determine the ability of the reseller to honor a commitment to make fixed or determinable payment. Revenue will be deferred until the resellers demonstrate consistency of payment within terms and there are no instances where we have to take back the product because of non-payment for a three-month period. No resellers were reclassified from cash basis to accrual for the quarter ended December 31, 2004 and four resellers were reclassified for the quarter ended December 31, 2003. For the six-months ended December 31, 2004, three resellers were reclassified from cash basis to accrual, based on a reasonable assurance of collectibility from evaluating their payment history and no product returns. Five resellers were reclassified for the six-months ended December 31, 2003. The impact of the reclassifications did not have a material effect on revenue in any of the periods.

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

CYBERGUARD CORPORATION

December 31, 2004

(Unaudited)

(Dollars in thousands, except per share data)

Goodwill - In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company will perform its test of goodwill on an annual basis to determine if impairment has occurred. Testing will be done on a more frequent basis, if impairment indicators arise. Any impairment would be charged to expense in the period identified. No impairment indicators have been identified during fiscal 2005.

Intangible Assets – Intangible assets are primarily an allocation of a portion of the purchase price in connection with the SnapGear and webwasher acquisitions to the following separate and identifiable intangible assets: Developed Technology, Trade Name and Customer Base. Amortization is computed by the straight-line method using the estimated useful lives of the assets, which range from 2½ to 5 years.

Software Development Costs— The Company capitalizes costs related to the development of certain software products on a product by product basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting For the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” which requires capitalization to begin when technological feasibility has been established and ends when the product is available for general release to customers. Software development costs incurred prior to technological feasibility, defined by implementation of a beta project, are considered research and development costs and are expensed as incurred. Capitalized costs are amortized on a straight-line method over two to five years. The Company changed the amortization period for certain software development costs during the current quarter from 2 to 5 years as a result of the actual lives of historical products exceeding previous estimates. The amount amortized, is the greater of the two amounts calculated using the methods noted in SFAS 86. Amortization starts when the product is available for general release to customers. Unamortized capitalized software cost is evaluated at each balance sheet date and compared to the net realizable value. Any excess capitalized cost above net realizable value will be written off. No such impairment existed at December 31, 2004. The Company capitalized $353 and $432 in software development costs for the three months ended December 31, 2004 and 2003, respectively. The Company capitalized $353 and $507 in software development costs for the six months ended December 31, 2004 and 2003, respectively.

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

Deferred Taxes. We provide a valuation allowance for that portion of deferred tax assets, which is not likely to be recognized due to the Company’s cumulative losses and the uncertainty as to future recoverability. Any reversal of the deferred tax valuation allowance is made when we believe that it is more likely than not that this portion of the deferred tax asset will be realized. The computation of our deferred tax assets and related valuation allowance is based on taxable income we expect to earn over the next two years which will include the utilization of previously accumulated net operating tax losses. We will continue to evaluate each quarter the amount, if any, of additional reduction or increase of the valuation allowance that should be made. This will be based on management’s estimate and conclusions regarding the ultimate realization of the deferred tax assets, including but not limited to, the company’s

CYBERGUARD CORPORATION

December 31, 2004

(Unaudited)

(Dollars in thousands, except per share data)

recent positive financial results as well as projected earnings over a two-year period. The impact of further reductions of the valuation allowance will be to record a tax benefit, which will increase net income in the period the determination is made. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the deferred tax valuation allowance, in the event we were to determine that we would be able to realize the deferred tax assets, in the future, a reduction in the deferred tax asset valuation allowance would increase income in the period the determination was made.

Liquidity and Capital Resources

The following table summarizes the Company’s consolidated statements of cash flows for the first six months of fiscal 2005 and 2004:

	For the six months ended December 31,
	2004	2003
Net cash flow (used in) provided by:
Operating activities	$942	$728
Investing activities	(1,856)	(721)
Financing activities	3,330	2,104
Effect of exchange rate changes on cash	(996)	(4)

Net increase in cash	$1,420	$2,107

Cash flow from operating activities increased in the six months ended December 31, 2004 as compared to the corresponding period in fiscal 2003. The Company reported net income of $961 versus net income of $3,504 for the six-month period ended December 31, 2004 and 2003, respectively. In addition, the Company reported adjustments to reconcile net income of $3,888 versus $937 for the six months ended December 31, 2004 and 2003, respectively. The primary components of these adjustments for the three months ended December 31, 2004 were amortization expense of $2,282 primarily attributable to the Snapgear and webwasher acquisitions made in fiscal 2004 and a provision for uncollectible accounts receivable of $584. The primary change in assets and liabilities that negatively impacted cash flow from operating activities was a $7,824 increase in accounts receivable offset by an increase in deferred revenue and accrued expenses. The increase in accounts receivable is as a result of the concentration of revenue at the end of the quarter as well as a slower collection cycle with certain large customers.

Net cash used in investing activities during the six-month period ended December 31, 2004 of $1,856 related primarily to the purchase of property and equipment. Cash provided by financing activities of $3,330 during the six-month period ended December 31, 2004 reflects the proceeds from stock options exercised and the proceeds from stock purchase warrants exercised.

At December 31, 2004, the Company had cash and cash equivalents on hand of $13,867 representing an increase of $1,420 from $12,447 as of June 30, 2004. The Company’s principal sources of liquidity at December 31, 2004, consisted of cash, accounts receivable, and vendor trade credit.

We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our operating cash requirements through at least the next twelve months, except for acquisition related

CYBERGUARD CORPORATION

December 31, 2004

(Unaudited)

(Dollars in thousands, except per share data)

needs. The Company committed to the purchase of an enterprise software solution on September 30, 2004. The cost of implementation is expected to cost the Company approximately $1,500 over the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending on support, product development efforts, expansion of sales and marketing, the timing of introductions of new products and enhancement to existing products, and market acceptance of our products. Other recent and possible future events that could also materially impact the Company’s ability to successfully execute on its business plans are described in Information Relating to Forward Looking Statements of this Item on Form 10-Q. Other than as described above, we are not aware of any known demands, commitments, events or uncertainties that will result or that are reasonably likely to result in our liquidity increasing or decreasing in a material way.

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

CYBERGUARD CORPORATION

December 31, 2004

(Unaudited)

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

CYBERGUARD CORPORATION

December 31, 2004

(Unaudited)

(Dollars in thousands, except per share data)

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended
	December 31, 2004			December 31, 2003
	GAAP Presentation	Proforma Adjustments	Proforma Presentation	GAAP Presentation	Proforma Adjustments	Proforma Presentation
Revenues:
Products	$13,187	$—	$13,187	$8,211	$—	$8,211
Services	3,318	—	3,318	3,025	—	3,025

Total revenues	16,505	—	16,505	11,236	—	11,236

Cost of revenues:
Products	4,045	(508)[1]	3,537	2,361	(175)[1]	2,186
Services	967	—	967	933	—	933

Total cost of revenues	5,012	(508)	4,504	3,294	(175)	3,119

Gross profit	11,493	508	12,001	7,942	175	8,117

Operating expenses:
Research and development	2,515	—	2,515	1,563	—	1,563
Selling, general and administrative	8,188	(510)[1]	7,678	4,796	(76)[1]	4,720

Total operating expenses	10,703	(510)	10,193	6,359	(76)	6,283

Operating income	790	1,018	1,808	1,583	251	1,834

Other income
Interest income, net	21	—	21	35	—	35
Other income	260	—	260	127	—	127

Total other income	281	—	281	162	—	162

Income before income taxes	1,071	1,018	2,089	1,745	251	1,996

Income tax expense / (benefit)	51	—	51	(599)	—	(599)

Net income	$1,020	$1,018	$2,038	$2,344	$251	$2,595

Basic earnings per common share	$0.03		$0.07	$0.11		$0.12

Basic weighted average number of common shares outstanding	30,344		30,344	22,239		22,239

Diluted earnings per common share	$0.03		$0.06	$0.08		$0.09

Diluted weighted average number of common shares outstanding	33,146		33,146	29,319		29,319

Note 1 - The proforma adjustment relates to amortization of acquisition related intangible assets.

CYBERGUARD CORPORATION

December 31, 2004

(Unaudited)

(Dollars in thousands, except per share data)

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Six Months Ended
	December 31, 2004			December 31, 2003
	GAAP Presentation	Proforma Adjustments	Proforma Presentation	GAAP Presentation	Proforma Adjustments	Proforma Presentation
Revenues:
Products	$25,662	$—	$25,662	$14,384	$—	$14,384
Services	6,522	—	6,522	5,872	—	5,872

Total revenues	32,184	—	32,184	20,256	—	20,256

Cost of revenues:
Products	8,200	(1,064)[1]	7,136	3,980	(316)[1]	3,664
Services	1,963	—	1,963	1,769	—	1,769

Total cost of revenues	10,163	(1,064)	9,099	5,749	(316)	5,433

Gross profit	22,021	1,064	23,085	14,507	316	14,823

Operating expenses:
Research and development	5,104	—	5,104	3,395	—	3,395
Selling, general and administrative	16,252	(1,034)[1]	15,218	8,695	(119)[1]	8,576

Total operating expenses	21,356	(1,034)	20,322	12,090	(119)	11,971

Operating income	665	2,098	2,763	2,417	435	2,852

Other income
Interest income, net	67	—	67	68	—	68
Other income	268	—	268	152	—	152

Total other income	335	—	335	220	—	220

Income before income taxes	1,000	2,098	3,098	2,637	435	3,072

Income tax expense / (benefit)	39	—	39	(867)	—	(867)

Net income	$961	$2,098	$3,059	$3,504	$435	$3,939

Basic earnings per common share	$0.03		$0.10	$0.16		$0.18

Basic weighted average number of common shares outstanding	29,758		29,758	21,776		21,776

Diluted earnings per common share	$0.03		$0.09	$0.12		$0.14

Diluted weighted average number of common shares outstanding	32,708		32,708	28,883		28,883

Note 1 - The proforma adjustment relates to amortization of acquisition related intangible assets.

CYBERGUARD CORPORATION

December 31, 2004

(Unaudited)

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

CYBERGUARD CORPORATION

December 31, 2004

(Unaudited)

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

The Company is currently in the process of completing its documentation, evaluation and testing of internal controls over financial reporting, as required by the Sarbanes Oxley Act of 2002. The Company has engaged extensive outside resources to assist with activities related to Section 404 of Sarbanes-Oxley Act. As part of this evaluation, we have identified certain deficiencies in the design and / or operating effectiveness of internal controls. While we believe none are material, some may be considered to be significant. However, until our evaluation is complete, there can be no assurances that no material weakness will be identified. These matters have been discussed with the Company’s audit committee, and the Company is in the process of making necessary improvements to enhance the reliability of its internal controls over financial reporting. The Company has not fully completed its evaluation and testing nor have all the control enhancements been completed. Although we do not foresee being unable to complete our evaluation and remediation activities, there can be no assurances that all such control deficiencies will be fully remediated and successfully tested prior to June 30, 2005.

The Company is in the process of upgrading its computer systems used for operations at the corporate location as well as all subsidiaries. The upgrade process will take place over the next several quarters. As we believe is the case in most system changes, the implementation of these systems will necessitate changes in operating policies and procedures and the related internal controls and their method of application. Thus far throughout this implementation, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

CYBERGUARD CORPORATION

December 31, 2004

(Unaudited)

(Dollars in thousands, except per share data)

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Litigation

The Company is involved from time to time, in the ordinary course of its business, in various litigation relating to the conduct of its business. The Company believes that these litigation matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On December 2, 2004, the following proposals were submitted to and approved by security holders:

Proposition 1

Election of David L Manning, Peter H. Howard and Richard L. Scott as directors.

Proposition 2

Ratification of Grant Thornton LLP as independent registered public accounting firm for the fiscal year ended June 30, 2005.

Proposition 3

Approval of the First Amended CyberGuard Corporation 2000 Employee Stock Purchase Plan.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit No.	Exhibit Description
10.01	Employment Agreement between the Company and Mark Reese, dated November 29, 2004. (1)

CYBERGUARD CORPORATION

December 31, 2004

(Unaudited)

(Dollars in thousands, except per share data)

31.01	Certification by Patrick J. Clawson, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-15.

31.02	Certification by Michael D. Matte, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-15.

32.01	Certification by Patrick J. Clawson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification by Michael D. Matte, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the Company’s Current Report on 8-K filed with the SEC on November 22, 2004.

(b) Reports filed on Form 8-K during the quarter ended December 31, 2004:

During the quarter ended December 31, 2004, the Company filed 4 Current Reports on Form 8-K. On October 27, 2004, Items 2.02 and 9.01 in connection with the results of operations for the first quarter of fiscal 2005 were filed. On October 27, 2004, Item 7.01 was filed in connection with Regulation FD disclosures. On November 22, 2005, Item 5.02 in connection with the appointment of Mark Reese as COO was filed. On December 6, 2005, Item 5.02 in connection with the election of Mike Jacobs to the Board of Directors was filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 4, 2005	CYBERGUARD CORPORATION

	By:	/s/ Patrick J. Clawson
Chairman and Chief Executive Officer

	By:	/s/ Michael D. Matte
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

31.01	Certification by Patrick J. Clawson, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-15.

31.02	Certification by Michael D. Matte, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-15.

32.01	Certification by Patrick J. Clawson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification by Michael D. Matte, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.