Form 10-Q/A
period 2004-12-31
CYBERGUARD CORP
filed 2005-04-28
CIK 927133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment Number 1

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

EXPLANATORY NOTE

CyberGuard Corporation (“CyberGuard” or the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, originally filed on February 4, 2005 to correct cost of goods sold not recorded for the sale of product to a single customer.

The correction of the error increased cost of sales, reduced gross profit and net income for the quarter and six months ended December 31, 2004 by $209,000 but had no impact on the quarterly diluted earnings per share. For the six month period ended December 31, 2004 diluted earnings per share were reduced by $0.01 per diluted share.

This Form 10-Q/A includes changes to the Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Cash Flows and the additional disclosures described below:

Part 1 – Item 1. Financial Statements – Consolidated Balance Sheets – Inventories, Total current assets, Total Assets, Total shareholders’ equity and Total liabilities and shareholders’ equity have been restated from amounts originally reported as follows:

	December 31, 2004
	Restated	Originally Reported
Inventories	1,986	2,195
Total current assets	35,416	35,625
Total assets	106,085	106,294
Total accumulated deficit	(78,020)	(77,811)
Total shareholders’ equity	71,608	71,817
Total liabilities and shareholders’ equity	106,085	106,294

Part 1 – Item 1. Financial Statements – Condensed Consolidated Statements of Income – Product cost of revenue, Total cost of revenues, Gross Profit, Operating Income, Income before income taxes and Net income have been restated from amounts originally reported as follows:

	Three Months Ended December 31, 2004		Six Months Ended December 31, 2004
	Restated	Originally Reported	Restated	Originally Reported
Cost of revenues - products	4,254	4,045	8,409	8,200
Total cost of revenues	5,221	5,012	10,372	10,163
Gross profit	11,284	11,493	21,812	22,021
Operating income	581	790	456	665
Income before income taxes	862	1,071	791	1,000
Net income	811	1,020	752	961
Diluted earnings per common share	no effect	no effect	0.02	0.03
Diluted weighted average number of common shares outstanding	32,143	33,146	31,632	32,708

Part 1 – Item 1. Financial Statements – Condensed Consolidated Statements of Cash Flows – Net income and Increase in inventories, within Cash flows from operating activities have been restated from amounts originally reported as follows:

	Six Months Ended December 31, 2004
	Restated	Originally Reported
Cash flow from operating activities:
Net Income	752	961
Increase in inventories	(50)	(259)

Part 1 – Item 1. Notes to Consolidated Financial Statements – Added footnote disclosure to reflect the restatement.

Part 1 – Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition – disclosures revised as a result of the restatement.

Part 1 – Item 4. Controls and Procedures – disclosures revised as a result of the restatement.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	(Unaudited)
	(As Restated) December 31, 2004	June 30, 2004
ASSETS
Cash and cash equivalents	$13,867	$12,447
Restricted cash	259	197
Accounts receivable, less allowance for uncollectible accounts of $949 and $365 at December 31, 2004 and June 30, 2004, respectively	16,701	9,461
Inventories	1,986	2,063
Other current assets	2,603	2,790

Total current assets	35,416	26,958

Property and equipment at cost, less accumulated depreciation of $5,171 and $4,619 at December 31, 2004 and June 30, 2004, respectively	2,558	1,673
Capitalized software, less accumulated amortization of $2,341 and $2,166 at December 31, 2004 and June 30, 2004, respectively	1,709	1,530
Intangible assets, less accumulated amortization of $4,162 and $2,055 at December 31, 2004 and June 30, 2004, respectively	18,159	20,262
Goodwill	42,015	40,625
Deferred tax asset, net	5,575	5,575
Other assets	653	104

Total assets	$106,085	$96,727

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,942	$2,951

Deferred revenue, current portion	13,502	10,760
Accrued expenses and other liabilities	6,254	5,750

Total current liabilities	22,698	19,461

Deferred tax liability	7,466	7,466
Deferred revenue, less current portion	4,313	3,758

Total long-term liabilities	11,779	11,224

Total liabilities	34,477	30,685

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock par value $0.01; authorized 5,000 shares; none issued	—	—
Common stock par value $0.01; authorized 50,000 shares; issued and outstanding 30,565 at December 31, 2004 and 28,528 at June 30, 2004	306	285
Additional paid-in capital	150,358	144,569
Accumulated deficit	(78,020)	(78,772)
Accumulated other comprehensive loss	(1,036)	(40)

Total shareholders’ equity	71,608	66,042

Total liabilities and shareholders’ equity	$106,085	$96,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	(As Restated) Dec. 31, 2004	Dec. 31, 2003	(As Restated) Dec. 31, 2004	Dec. 31, 2003
Revenues
Products	13,187	8,211	25,662	14,384
Services	3,318	3,025	6,522	5,872

Total revenues	16,505	11,236	32,184	20,256

Cost of revenues
Products	4,254	2,361	8,409	3,980
Services	967	933	1,963	1,769

Total cost of revenues	5,221	3,294	10,372	5,749

Gross profit	11,284	7,942	21,812	14,507

Operating expenses
Research and development	2,515	1,563	5,104	3,395
Selling, general and administrative	8,188	4,796	16,252	8,695

Total operating expenses	10,703	6,359	21,356	12,090

Operating income	581	1,583	456	2,417

Other income
Interest income, net	21	35	67	68
Other income	260	127	268	152

Total other income	281	162	335	220

Income before income taxes	862	1,745	791	2,637

Income tax expense / (benefit)	51	(599)	39	(867)

Net income	811	2,344	752	3,504

Basic earnings per common share	$0.03	$0.11	$0.03	$0.16

Weighted average number of common shares outstanding	30,344	22,239	29,758	21,776

Diluted earnings per common share	$0.03	$0.08	$0.02	$0.12

Weighted average number of common shares outstanding	32,143	29,319	31,632	28,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	(As Restated) Dec. 31, 2004	Dec. 31, 2003
Cash flows from operating activities:
Net income	$752	$3,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	552	673
Amortization	2,282	535
Amortization of unearned restricted stock compensation	—	274
Provision for inventory	127	—
Deferred tax benefit	—	(867)
Provision for uncollectible accounts receivable	584	31
Stock based compensation expense	342	291

Changes in assets and liabilities (excluding the effect of acquisition)
Increase in accounts receivable	(7,824)	(41)
Decrease in other current assets	134	19
Increase in inventories	(50)	(49)
(Increase) / Decrease in other, net	(550)	118
Decrease in accounts payable	(8)	(635)
Increase in accrued expenses and other liabilities	1,304	760
Increase in deferred revenue	3,297	15
Decrease in litigation receivable	—	6,500
Decrease in litigation payable	—	(10,400)

Net cash provided by operating activities	942	728

Cash flows used in investing activities
Decrease in restricted cash	(62)	(40)
Acquisition of SnapGear, net of cash acquired	—	85
Capitalized software costs	(353)	(507)
Purchase of property & equipment	(1,441)	(259)

Net cash used in investing activities	(1,856)	(721)

Cash flows provided by financing activities:
Proceeds from stock options exercised	161	2,104
Proceeds from warrant conversion	3,169	—

Net cash provided by financing activities	3,330	2,104

Effect of exchange rate changes on cash	(996)	(4)

Net increase in cash	1,420	2,107
Cash and cash equivalents at beginning of period	12,447	12,095

Cash and cash equivalents at end of period	$13,867	$14,202

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

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

The accompanying notes are an integral part of these condensed consolidated financial statements

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

2. Restatement

The Company has restated its Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows to correct cost of goods sold not recorded for the sale of product to a single customer.

3. Reclassifications

Certain prior period amounts have been reclassified for comparability.

4. Earnings Per Share (“EPS”)

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

CYBERGUARD CORPORATION

December 31, 2004

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended December 31, 2004	Three months ended December 31, 2003	Six months ended December 31, 2004	Six months ended December 31, 2003
Net Income	$811	$2,344	$752	$3,504

Weighted average number of common shares outstanding	30,344	22,239	29,758	21,776
Dilutive effect of:
Employee stock options	1,607	4,711	1,675	4,730
Unearned restricted stock	—	522	—	522
Warrants	192	1,847	199	1,855

Diluted weighted average number of common shares outstanding	32,143	29,319	31,632	28,883

Earnings per share
Basic	$0.03	$0.11	$0.03	$0.16
Diluted	$0.03	$0.08	$0.02	$0.12
Shares subject to anti-dilutive options excluded from calculation(1)	1,437	127	1,234	85

(1)	These weighted average shares relate to anti-dilutive stock options and could be dilutive in the future.

5. Stock-Based Compensation

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

CYBERGUARD CORPORATION

December 31, 2004

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Net income as reported	$811	$2,344	$752	$3,504

Add: Stock-based employee compensation expense included in reported net income	—	5	—	10

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	833	564	1,891	1,035

Pro forma net (loss)/income	$(22)	$1,785	$(1,139)	$2,479

Earnings / (loss) per share:

Basic—as reported	$0.03	$0.11	$0.03	$0.16

Basic—pro forma	$0.00	$0.08	$(0.03)	$0.11

Diluted—as reported	$0.03	$0.08	$0.03	$0.12

Diluted—pro forma	$0.00	$0.06	$(0.03)	$0.09

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

Comprehensive income, for the three and six months ended December 31, 2004 and 2003, was as follows:

	Three months ended December 31, 2004	Three months ended December 31, 2003	Six months ended December 31, 2004	Six months ended December 31, 2003
Net income	$811	$2,344	$752	$3,504
Change in CTA	(866)	7	(996)	(4)

Total	$55	$2,351	$(244)	$3,500

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

Gross Profit

Gross profit as a percentage of revenues was 68% for the quarter ended December 31, 2004 and 71% for the quarter ended December 31, 2003.

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

As a result of the factors described above, net income for the quarter ended December 31, 2004 was $811 or $0.03 per diluted share compared to net income of $2,344 or $0.08 per diluted share for the quarter ended December 31, 2003.

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

As a result of the factors described above, net income for the six-month period ended December 31, 2004 was $752 or $0.02 per diluted share compared to net income of $3,504 or $0.12 per diluted for the six-month period ended December 31, 2003

CRITICAL ACCOUNTING POLICIES

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

Cash flow from operating activities increased in the six months ended December 31, 2004 as compared to the corresponding period in fiscal 2003. The Company reported net income of $752 versus net income of $3,504 for the six-month period ended December 31, 2004 and 2003, respectively. In addition, the Company reported adjustments to reconcile net income of $3,887 versus $937 for the six months ended December 31, 2004 and 2003, respectively. The primary components of these adjustments for the three months ended December 31, 2004 were amortization expense of $2,282 primarily attributable to the Snapgear and webwasher acquisitions made in fiscal 2004 and a provision for uncollectible accounts receivable of $584. The primary change in assets and liabilities that negatively impacted cash flow from operating activities was a $7,824 increase in accounts receivable offset by an increase in deferred revenue and accrued expenses. The increase in accounts receivable is as a result of the concentration of revenue at the end of the quarter as well as a slower collection cycle with certain large customers.

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

CYBERGUARD CORPORATION

December 31, 2004

(Unaudited)

(Dollars in thousands, except per share data)

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended
	December 31, 2004			December 31, 2003
	(As Restated) GAAP Presentation	Proforma Adjustments	Proforma Presentation	GAAP Presentation	Proforma Adjustments	Proforma Presentation
Revenues:
Products	$13,187	$—	$13,187	$8,211	$—	$8,211
Services	3,318	—	3,318	3,025	—	3,025

Total revenues	16,505	—	16,505	11,236	—	11,236

Cost of revenues:
Products	4,254	(508)[1]	3,746	2,361	(175)[1]	2,186
Services	967	—	967	933	—	933

Total cost of revenues	5,221	(508)	4,713	3,294	(175)	3,119

Gross profit	11,284	508	11,792	7,942	175	8,117

Operating expenses:
Research and development	2,515	—	2,515	1,563	—	1,563
Selling, general and administrative	8,188	(510)[1]	7,678	4,796	(76)[1]	4,720

Total operating expenses	10,703	(510)	10,193	6,359	(76)	6,283

Operating income	581	1,018	1,599	1,583	251	1,834

Other income
Interest income, net	21	—	21	35	—	35
Other income	260	—	260	127	—	127

Total other income	281	—	281	162	—	162

Income before income taxes	862	1,018	1,880	1,745	251	1,996

Income tax expense / (benefit)	51	—	51	(599)	—	(599)

Net income	$811	$1,018	$1,829	$2,344	$251	$2,595

Basic earnings per common share	$0.03		$0.07	$0.11		$0.12

Basic weighted average number of common shares outstanding	30,344		30,344	22,239		22,239

Diluted earnings per common share	$0.03		$0.06	$0.08		$0.09

Diluted weighted average number of common shares outstanding	32,143		32,143	29,319		29,319

Note 1 - The proforma adjustment relates to amortization of acquisition related intangible assets.

CYBERGUARD CORPORATION

December 31, 2004

(Unaudited)

(Dollars in thousands, except per share data)

CYBERGUARD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	Six Months Ended
	December 31, 2004			December 31, 2003
	(As Restated) GAAP Presentation	Proforma Adjustments	Proforma Presentation	GAAP Presentation	Proforma Adjustments	Proforma Presentation
Revenues:
Products	$25,662	$—	$25,662	$14,384	$—	$14,384
Services	6,522	—	6,522	5,872	—	5,872

Total revenues	32,184	—	32,184	20,256	—	20,256

Cost of revenues:
Products	8,409	(1,064)[1]	7,345	3,980	(316)[1]	3,664
Services	1,963	—	1,963	1,769	—	1,769

Total cost of revenues	10,372	(1,064)	9,308	5,749	(316)	5,433

Gross profit	21,812	1,064	22,876	14,507	316	14,823

Operating expenses:
Research and development	5,104	—	5,104	3,395	—	3,395
Selling, general and administrative	16,252	(1,034)[1]	15,218	8,695	(119)[1]	8,576

Total operating expenses	21,356	(1,034)	20,322	12,090	(119)	11,971

Operating income	456	2,098	2,554	2,417	435	2,852

Other income
Interest income, net	67	—	67	68	—	68
Other income	268	—	268	152	—	152

Total other income	335	—	335	220	—	220

Income before income taxes	791	2,098	2,889	2,637	435	3,072

Income tax expense / (benefit)	39	—	39	(867)	—	(867)

Net income	$752	$2,098	$2,850	$3,504	$435	$3,939

Basic earnings per common share	$0.03		$0.10	$0.16		$0.18

Basic weighted average number of common shares outstanding	29,758		29,758	21,776		21,776

Diluted earnings per common share	$0.02		$0.09	$0.12		$0.14

Diluted weighted average number of common shares outstanding	31,632		31,632	28,883		28,883

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

The Company is currently in the process of completing its documentation, evaluation and testing of internal controls over financial reporting, as required by the Sarbanes Oxley Act of 2002. The Company has engaged extensive outside resources to assist with activities related to Section 404 of Sarbanes-Oxley Act. As part of this evaluation, we have identified certain deficiencies in the design and / or operating effectiveness of internal controls. While we believe none are material, some may be considered to be significant. However, until our evaluation is complete, there can be no assurances that no material weakness will be identified. The Company considers the restatement of the December 31, 2004 quarterly results to be an isolated event. This occured as a result of cost of sales not automatically posting for one customer. Management has implemented specific controls to identify and correct any potential reoccurrence of such an error. Management is in discussion with its external auditors to determine whether or not this is a material weakness. These matters have been discussed with the Company’s audit committee, and the Company is in the process of making necessary improvements to enhance the reliability of its internal controls over financial reporting. The Company has not fully completed its evaluation and testing nor have all the control enhancements been completed. Although we do not foresee being unable to complete our evaluation and remediation activities, there can be no assurances that all such control deficiencies will be fully remediated and successfully tested prior to June 30, 2005.

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

Date: April 28, 2005	CYBERGUARD CORPORATION

	By:	/s/ Patrick J. Clawson
Chairman and Chief Executive Officer

	By:	/s/ Michael D. Matte
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

31.01	Certification by Patrick J. Clawson, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-15.

31.02	Certification by Michael D. Matte, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-15.

32.01	Certification by Patrick J. Clawson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification by Michael D. Matte, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.