Form 10-Q
period 2005-03-31
CYBERGUARD CORP
filed 2005-05-06
CIK 927133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-24544

CYBERGUARD CORPORATION

(Exact name of Registrant as Specified in Its Charter)

Florida	65-0510339

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

350 SW 12thAvenue, Deerfield Beach, Florida	33442

(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☑     No ☐

          As of April 29, 2005, 30,735,957 shares of the Registrant’s $0.01 par value Common Stock were outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CYBERGUARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	(Unaudited)
	March 31,	June 30,
	2005	2004
ASSETS
Cash and cash equivalents	$12,882	$12,447
Restricted cash	208	197
Accounts receivable, less allowance for uncollectible accounts of $1,068 at Mar 31, 2005 and $365 at June 30, 2004	16,258	9,461
Inventories	1,947	2,063
Other current assets	2,941	2,790

Total current assets	34,236	26,958

Property and equipment at cost, less accumulated depreciation of $5,455 at Mar 31, 2005 and $4,619 at June 30, 2004	2,651	1,673
Capitalized software, less accumulated amortization of $2,417 at Mar 31, 2005 and $2,166 at June 30, 2004	2,139	1,530
Intangible assets, less accumulated amortization of $5,245 at Mar 31, 2005 and $2,055 at June 30, 2004	20,772	20,262
Other assets	958	104
Goodwill	43,274	40,625
Deferred tax asset, net	5,575	5,575

Total assets	$109,605	$96,727

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,800	$2,951
Deferred revenue, current portion	15,012	10,760
Note payable	1,500	—
Accrued expenses and other liabilities	5,636	5,750

Total current liabilities	24,948	19,461

Deferred tax liability	7,466	7,466
Deferred revenue, less current portion	4,221	3,758

Total long-term liabilities	11,687	11,224

Total liabilities	36,635	30,685

Commitments and Contingencies	—	—

Shareholders’ equity
Preferred stock par value $0.01; authorized 5,000 shares; none issued	—	—
Common stock par value $0.01; authorized 50,000 shares; issued and outstanding 30,712 at Mar 31, 2005 and 28,528 at June 30, 2004	307	285
Additional paid-in capital	150,810	144,569
Accumulated deficit	(77,547)	(78,772)
Accumulated other comprehensive income	(600)	(40)

Total shareholders’ equity	72,970	66,042

Total liabilities and shareholders’ equity	$109,605	$96,727

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CYBERGUARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2005	2004	2005	2004
Revenues
Products	$12,645	$10,113	$38,307	$24,497
Services	4,059	2,923	10,581	8,795

Total revenues	16,704	13,036	48,888	33,292

Cost of revenues
Products	4,321	3,671	12,730	7,651
Services	1,029	947	2,992	2,716

Total cost of revenues	5,350	4,618	15,722	10,367

Gross profit	11,354	8,418	33,166	22,925

Operating expenses
Research and development	2,406	1,714	7,510	5,109
Selling, general and administrative	8,190	5,432	24,442	13,853
Compensation expense related to unearned restricted stock in the SnapGear acquisition	—	4,113	—	4,387

Total operating expenses	10,596	11,259	31,952	23,349

Operating income / (loss)	758	(2,841)	1,214	(424)

Other income
Interest income, net	84	45	151	113
Other (expense) / income	(285)	206	(17)	358

Total other (expense) / income	(201)	251	134	471

Income / (loss) before income taxes	557	(2,590)	1,348	47

Income tax (expense) / benefit	(84)	481	(123)	1,348

Net income / (loss)	$473	$(2,109)	$1,225	$1,395

Basic (loss) earnings per common share	$0.02	$(0.09)	$0.04	$0.06

Weighted average number of common shares outstanding	30,666	23,757	30,056	22,431

Diluted (loss) earnings per common share	$0.01	$(0.09)	$0.04	$0.05

Weighted average number of common shares outstanding	32,511	23,757	31,871	28,110

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CYBERGUARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	March 31,	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,225	$1,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	836	1,113
Amortization	3,441	959
Compensation expense related to unearned restricted stock in the SnapGear acquisition	—	4,387
Provision for inventory	127	—
Deferred tax benefit	—	(1,348)
Provision for uncollectible accounts receivable	703	269
Stock based compensation expense	573	494

Changes in assets and liabilities (excluding the effect of acquisitions)
Increase in accounts receivable	(7,500)	(1,860)
Increase in other current assets	(62)	(268)
(Increase) / decrease in inventories	(11)	804
Increase in other, net	(854)	(16)
Decrease in accounts payable	(149)	(657)
Increase in accrued expenses and other liabilities	687	1,015
Increase in deferred revenue	3,208	1,713
Decrease in litigation receivable	—	6,500
Decrease in litigation payable	—	(10,400)

Net cash provided by operating activities	2,224	4,100

Cash flows used in investing activities
Increase in restricted cash	(11)	(21)
Acquisition of SnapGear, net of cash acquired	—	91
Acquisition of certain assets of Zix Corporation	(2,126)	—
Capitalized software costs	(860)	(1,139)
Purchase of property & equipment	(1,782)	(522)

Net cash used in investing activities	(4,779)	(1,591)

Cash flows provided by financing activities:
Proceeds from stock options exercised	381	4,599
Proceeds from warrants exercised	3,169	145

Net cash provided by financing activities	3,550	4,744

Effect of exchange rate changes on cash	(560)	12

Net increase in cash	435	7,265
Cash and cash equivalents at beginning of period	12,447	12,095

Cash and cash equivalents at end of period	$12,882	$19,360

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$28

Supplemental disclosure of non-cash information

In connection with the acquisition of certain assets from Zix Corporation, the Company paid Zix $2,126 in cash and signed a promissory note for $1,500. The following assets and liabilities were acquired:

Current assets

Other current assets	$142

Total current assets	142

Non-current assets
Property and equipment	32
Customer base	3,700
Goodwill	1,259

Total non-current assets	4,991

Current liabilities
Deferred revenue	1,317

Total current liabilities	1,317

Deferred revenue, less current portion	190

Total assets acquired	$3,626

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

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2005
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

Basis of Presentation

     CyberGuard has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate so as to make the information contained herein not misleading. These consolidated interim financial statements and the notes should be read in conjunction with the consolidated financial statements and the notes included in the Company’s 10-K for the year ended June 30, 2004 and the risk factors set forth in the Company’s annual report on Form 10-K, including, without limitation, risk related to the factors listed in Management’s Discussion and Analysis. In the Company’s opinion, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the information shown, have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an on-going basis, we evaluate significant estimates used in preparing our consolidated financial statements, including revenue recognition, bad debt, software development costs, inventory valuation, and deferred tax valuation allowances. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The results of operations for the nine months ended March 31, 2005 are not necessarily indicative of the results of operations that may be expected for the year ending June 30, 2005.

Revenue Recognition

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2005
(Unaudited)
(Dollars in thousands, except per share data)

     The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition”, Statement of Position (“SOP”) 98-9 “Modification of SOP 97-2” and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. Revenue recognition in accordance with these pronouncements can be complex due to the nature and variability of the Company’s sales transactions. The Company’s revenue is primarily from the following sources:

(i)	Product sales of firewall appliances and software licenses which include the sale of subscription licenses to resellers and end users;

(ii)	Product sales with customer-specific acceptance provisions to original equipment manufacturer (OEM) customers; and

(iii)	Service revenue which is primarily maintenance which provides for customer support.

     Revenues from product sales are recognized only when a contract or agreement has been executed, delivery of the appliance has occurred or for software licenses an authorization code or subscription activation has been delivered to the customer, the fee is fixed and determinable and we believe collection is probable. Product revenue is generally recognized on product shipment, provided that no significant obligations remain. There is no product right of return available to the customer. For software licenses, revenue is generally recognized on the delivery of the authorization code for perpetual licenses or upon the activation of subscription licenses. Subscription license revenue is recognized ratably over the life of the subscription. We defer revenues on product sales for new value added resellers where we are unable to determine the ability of the reseller to honor a commitment to make fixed or determinable payment. Revenue will be deferred until the resellers demonstrate consistency of payment within terms and there are no instances where we have to take back the product because of non-payment for a three-month period. No resellers were reclassified from cash basis to accrual for the quarter ended March 31, 2005 and three resellers were reclassified for the quarter ended March 31, 2004. For the nine-months ended March 31, 2005, three resellers were reclassified from cash basis to accrual, based on a reasonable assurance of collectibility from evaluating their payment history and no product returns. Eight resellers were reclassified for the nine-months ended March 31, 2004. The impact of the reclassifications did not have a material effect on revenue in any of the periods.

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

Reclassifications

     Certain amounts in the March 31, 2004 and June 30, 2004 financial statements have been reclassified to conform to the March 31, 2005 presentation.

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2005
(Unaudited)
(Dollars in thousands, except per share data)

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

	Three months ended	Three months ended	Nine months ended	Nine months ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Net Income/(Loss)	$473	$(2,109)	$1,225	$1,395

Weighted average number of common shares outstanding	30,666	23,757	30,056	22,431
Dilutive effect of:
Employee stock options	1,639	—	1,614	3,344
Unearned restricted stock	—	—	—	522
Warrants	206	—	201	1,813

Diluted weighted average number of common shares outstanding	32,511	23,757	31,871	28,110

Earnings / (loss) per share Basic	$0.02	$(0.09)	$0.04	$0.06
Diluted	$0.01	$(0.09)	$0.04	$0.05

Shares subject to anti-dilutive options excluded from calculation(1)	1,045	61	1,096	66

(1)	These weighted average shares relate to anti-dilutive stock options and could be dilutive in the future.

3. Stock-Based Compensation

     The Company has adopted the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for continued use of recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for stock based compensation. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. For the three and nine months ended March 31, 2005 there was no stock based compensation included in net income for the issuance of options during the period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based compensation. Such disclosure is not necessarily indicative of the

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2005
(Unaudited)
(Dollars in thousands, except per share data)

fair value of stock options that could be granted by the Company in future periods or of the value of all options currently outstanding.

	Three months ended		Nine months ended
	March 31,		March 31,

	2005	2004	2005	2004

Net income (loss) as reported	$473	$(2,109)	$1,225	$1,395
Add: Stock-based employee compensation expense included in reported net income	—	—	—	11

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	363	606	1,909	1,372

Pro forma net income / (loss)	$110	$(2,715)	($684)	$34

Earnings / (loss) per share:
Basic—as reported	$0.02	$(0.09)	$0.04	$0.06
Basic—pro forma	$0.00	$(0.11)	($0.02)	$0.00
Diluted—as reported	$0.01	$(0.09)	$0.04	$0.05
Diluted—pro forma	$0.00	$(0.11)	($0.02)	$0.00

     The fair value method for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three and nine month period ended March 31, 2005 and 2004: risk-free interest rates were 4.00% and 2.13%; the volatility factor of the expected market price of the Company’s common stock was 92% and 89%, and the weighted average expected life of the option was 6 years and 3 years for each period, respectively. No dividend yield was used as the Company does not currently pay dividends.

     Results may vary depending on the assumptions applied within the Black-Scholes option-pricing model.

4. Software Development Costs

     The Company capitalizes costs related to the development of certain software products on a product by product basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting For the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” which requires capitalization to begin when technological feasibility has been established and ends when the product is available for general release to customers. Software development costs incurred prior to technological feasibility, defined by the Company as implementation of a beta project, are considered research and development costs and are expensed as incurred. Capitalized costs are amortized on a straight-line basis over two to five years based on the products’ estimated economic life. The Company changed the amortization period for certain software development costs during the quarter ended December 31, 2004 from two to five years as a result of the actual lives of historical products exceeding previous estimates. This change in estimate resulted in amortization expense being $240 lower than what

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2005
(Unaudited)
(Dollars in thousands, except per share data)

would previously have been recorded in the nine months ended March 31, 2005. The amount amortized, is the greater of the two amounts calculated using the methods noted in SFAS 86. Amortization starts when the product is available for general release to customers. Unamortized capitalized software cost is evaluated at each balance sheet date and compared to the net realizable value. Any excess capitalized cost above net realizable value will be written off. No such impairment existed at March 31, 2005. The Company capitalized $507 and $632 in software development costs for the three months ended March 31, 2005 and 2004, respectively. The Company capitalized $860 and $1,139 in software development costs for the nine months ended March 31, 2005 and 2004, respectively.

5. Recent Accounting Pronouncements

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

     In December 2004, the FASB issued Staff Position No. 109-2 (“FSP No. 109-2”) “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, that provides guidance for implementing the repatriation of earnings provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) and the impact on the Company’s income tax and deferred tax liabilities. Even though the Jobs Act was enacted in October 2004, FSP No. 109-2 allows additional time beyond the period of enactment to allow the Company to evaluate the effects of the Jobs Act on the Company’s plan for reinvestment or repatriation of foreign earnings. The Company is in the process of analyzing the law in order to determine its effects, if any, on the Company’s consolidated financial position and results of operations.

     On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) which requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of Statement 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Statement 123(R) is effective for fiscal periods beginning after June 15, 2005 and, thus, will be effective for us beginning with the first quarter of fiscal 2006. The adoption of Statement 123(R) could have a material impact on our consolidated financial position, results of operations and cash flows.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of ABP Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS No. 153”). SFAS No 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company beginning

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2005
(Unaudited)
(Dollars in thousands, except per share data)

on July 1, 2005.The Company is currently evaluating the effect that the adoption of SFAS No. 153 will have, if any, on its consolidated results of operations and financial position.

     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“ SAB 107”), “Share-Based Payment,” which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements. The Company is currently assessing the impact of SAB 107 on our implementation and adoption of SFAS 123R.

6. Acquisitions

     On November 26, 2003, the Company completed the acquisition of SnapGear, Inc., a Delaware corporation (“SnapGear”), pursuant to an Agreement and Plan of Merger dated November 12, 2003 (“Agreement”). On April 29, 2004, the Company completed the acquisition of German high-end content security vendor webwasher AG (“webwasher”).

     The following unaudited pro-forma financial information was prepared in accordance with SFAS No. 141 and assumes the acquisitions occurred at the beginning of the periods presented. The unaudited pro forma financial information is provided for informational purposes only. These pro-forma results are based upon the respective historical financial statements of the respective companies, and do not incorporate, nor do they assume, any benefits from cost savings or synergies of operations of the combined company. Unaudited pro-forma results of operations are presented after giving effect to certain adjustments for acquisition related amortization expense on intangibles resulting from the acquisitions of $818 and $2,855 for the three and nine months ended March 31, 2004. The unaudited combined results of continuing operations are as follows:

	For the Three Months	For the Nine Months
	ended March 31,	ended March 31,
	2004	2004

Proforma revenues	$15,020	$43,074

Proforma net loss	$(3,952)	$(4,969)

Loss per share-basic-proforma	$(0.15)	$(0.18)

Loss per share-diluted-proforma	$(0.15)	$(0.18)

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2005
(Unaudited)
(Dollars in thousands, except per share data)

     On March 11, 2005, the Company completed the acquisition of certain assets of Zix Corporation, a Texas corporation. The Company paid Zix Corporation $2,126 in cash, executed a promissory note for $1,500 and acquired the following assets and liabilities. The terms of this note require the Company to make three equal payments to Zix Corporation of $500 each on June 15, September 15, and December 15, 2005.

Current assets
Other current assets	$142

Total current assets	142

Non-current assets
Property and equipment	32
Customer base	3,700
Goodwill	1,259

Total non-current assets	4,991

Current liabilities
Deferred revenue	1,317

Total current liabilities	1,317

Deferred revenue, less current portion	190

Total assets acquired	$3,626

7. Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 revised the standards of accounting for goodwill and indefinite-lived intangible assets by replacing the amortization of these assets with the requirement that they are reviewed annually for possible impairment, or more frequently if impairment indicators arise. This testing includes the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered to be impaired and a second test is performed to measure the amount of the impairment loss, if any. No impairment indicators have been identified at March 31, 2005. Separable intangible assets that have finite lives continue to be amortized over their estimated useful lives.

The changes in the carrying amount of goodwill for the three and nine months ended March 31, 2005 are as follows:

Balance as of June 30, 2004	$40,625
Goodwill acquired during the period	—
Adjustments to previously recorded purchase price	1,390

Balance as of December 31, 2004	42,015

Goodwill acquired during the period	1,259
Adjustments to previously recorded purchase price	—

Balance as of March 31, 2005	$43,274

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2005
(Unaudited)
(Dollars in thousands, except per share data)

The adjustment to previously recorded purchase price in the quarter ended December 31, 2004 relates to the achievement of revenue targets, as specified in the SnapGear Agreement and Plan of Merger. The earnout period for the attainment of revenue targets, ended on November 30, 2004.

     The components of intangible assets are:

	March 31, 2005	June 30, 2004
Unamortizable Trade Name	$5,100	$5,100
Amortizable:
Developed Technology	6,762	6,758
Customer Base	14,155	10,459

Total Gross Intangible Assets	26,017	22,317
Accumulated Amortization:
Developed Technology	(2,887)	(1,305)
Customer Base	(2,358)	(750)

Total Accumulated Amortization	(5,245)	(2,055)

Total Net Book Value	$20,772	$20,262

     Amortization expense is computed by the straight-line method using the estimated useful lives of the assets, which range from 2 1/2 to 5 years. Amortization expense for the three months ended March 31, 2005 and 2004 amounted to $1,083 and $451, respectively. Amortization expense for the nine months ended March 31, 2005 and 2004 amounted to $3,190 and $820, respectively. Estimated amortization expense of currently capitalized costs for the remainder of fiscal year 2005 and the next five fiscal years thereafter is as follows:

Fiscal year
2005 (remainder)	$1,207
2006	4,790
2007	4,136
2008	2,781
2009	2,265
2010	493
Thereafter	$—

8. Comprehensive Income

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

     Comprehensive income, for the three and nine months ended March 31, 2005 and 2004, was as follows:

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2005
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Net income	$473	$(2,109)	$1,225	$1,395
Change in CTA	436	17	(560)	13

Total	$909	$(2,092)	$665	$1,408

9. Segment Information

     The Company views its operations and manages its business as one segment, enterprise security solutions. Major foreign markets for our products and services include Europe, Japan, the Pacific Rim, and Latin America. In each market, we have independent channel partners who are responsible for marketing, selling and supporting our products and services to resellers and end-users within their defined territories. International sales accounted for 62% and 44% of total revenues for the three months ended March 31, 2005 and 2004, respectively. International sales accounted for 57% and 49% of total revenues for the nine months ended March 31, 2005 and 2004, respectively.

10. Commitments and Contingencies

     The Company expects to spend approximately $1,500 for the implementation of new financial software over the next year.

     The Company is involved from time to time, in the ordinary course of its business, in various litigation matters relating to the conduct of its business. The Company believes that these litigation matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

CYBERGUARD CORPORATION
March 31, 2005
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

     Factors that could cause actual results to differ materially include the following:

•	Intense competition both domestically and internationally

•	Decrease in profit margins

•	Inventory risk due to shifts in market demands

•	Dependence on information systems

•	Upgrading our information and internal control systems

CYBERGUARD CORPORATION
March 31, 2005
(Unaudited)
(Dollars in thousands, except per share data)

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

CYBERGUARD CORPORATION
March 31, 2005
(Unaudited)
(Dollars in thousands, except per share data)

Additional discussion of these and other factors affecting our business and prospects is contained in our periodic filings with the SEC, copies which can be obtained at the Investor Relations section of our website at www.cyberguard.com.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of financial conditions and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an on-going basis, we evaluate significant estimates used in preparing our financial statements, including revenue recognition, bad debt, software development cost, inventory valuation, and deferred tax valuation allowances. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect the more significant judgments and estimates used in preparing our consolidated financial statements:

     Revenue Recognition— The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition”, Statement of Position (“SOP”) 98-9 “Modification of SOP 97-2” and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. Revenue recognition in accordance with these pronouncements can be complex due to the nature and variability of the Company’s sales transactions. The Company’s revenue is primarily from the following sources:

(i)	Product sales of firewall appliances and software licenses which include the sale of subscription licenses to resellers and end users;

(ii)	Product sales with customer-specific acceptance provisions to original equipment manufacturer (OEM) customers; and

(iii)	Service revenue which is primarily maintenance which provides for customer support.

     Revenues from product sales are recognized only when a contract or agreement has been executed, delivery of the appliance has occurred or for software licenses an authorization code or subscription activation has been delivered to the customer, the fee is fixed and determinable and we believe collection is probable. Product revenue is generally recognized on product shipment, provided that no significant obligations remain. There is no product right of return available to the customer. For software licenses, revenue is generally recognized on the delivery of the authorization code for perpetual licenses or upon the activation of subscription licenses. Subscription license revenue is recognized ratably over the life of the subscription. We defer revenues on product sales for new value added resellers where we are unable to determine the ability of the reseller to honor a commitment to make fixed or determinable payment. Revenue will be deferred until the resellers demonstrate consistency of payment within terms and there are no instances where we have to take back the product because of non-payment for a three-month period. No resellers were reclassified from cash basis to accrual for the quarter ended March 31, 2005 and three resellers were reclassified for the quarter ended March 31, 2004. For the nine-months ended March 31, 2005, three resellers were reclassified from cash basis to accrual, based on a reasonable assurance of collectibility from evaluating their payment history and no product returns. Eight resellers were reclassified for the nine-months ended March 31, 2004. The impact of the reclassifications did not have a material effect on revenue in any of the periods.

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

CYBERGUARD CORPORATION
March 31, 2005
(Unaudited)
(Dollars in thousands, except per share data)

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

     Goodwill — In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company will perform its test of goodwill on an annual basis to determine if impairment has occurred. Testing will be done on a more frequent basis if impairment indicators arise. Any impairment would be charged to expense in the period identified. No impairment indicators have been identified during the nine months ended March 31, 2005.

     Intangible Assets – Intangible assets are primarily an allocation of a portion of the purchase price in connection with the SnapGear and webwasher acquisitions and to the acquisition of certain assets of Zix Corporation to the following separate and identifiable intangible assets: Developed Technology, Trade Name and Customer Base. Amortization is computed by the straight-line method using the estimated useful lives of the assets, which range from 2 1/2 to 5 years.

     Software Development Costs - The Company capitalizes costs related to the development of certain software products on a product by product basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting For the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” which requires capitalization to begin when technological feasibility has been established and ends when the product is available for general release to customers. Software development costs incurred prior to technological feasibility, defined by implementation of a beta project, are considered research and development costs and are expensed as incurred. Capitalized costs are amortized on a straight-line method over two to five years, based on the products’ estimated economic life. The Company changed the amortization period for certain software development costs during the previous quarter from two to five years as a result of the actual lives of historical products exceeding previous estimates. The amount amortized, is the greater of the two amounts calculated using the methods noted in SFAS 86. Amortization starts when the product is available for general release to customers. Unamortized capitalized software cost is evaluated at each balance sheet date and compared to the net realizable value. Any excess capitalized cost above net realizable value will be written off. No such impairment existed at March 31, 2005. The Company capitalized $507 and $632 in software development costs for the three months ended March 31, 2005 and 2004, respectively. The Company capitalized $860 and $1,139 in software development costs for the nine months ended March 31, 2005 and 2004, respectively.

     Inventory Valuation — Inventories consist primarily of component parts and computer hardware and are carried at the lower of cost, determined by the First-In-First-Out method, or market. We write our inventories down to estimated market value based on assumptions of our future demand, based on projected product releases and market conditions. Variation in market trends, customer preferences, introduction of new products (replacing existing products) or technological advances could, however, significantly affect these estimates and result in additional inventory write-downs. Evaluation inventory older than six-months is transferred to fixed assets and depreciated over 12 months.

     Deferred Taxes — We provide a valuation allowance for that portion of deferred tax assets, which is not likely to be recognized due to the Company’s cumulative losses and the uncertainty as to future

CYBERGUARD CORPORATION
March 31, 2005
(Unaudited)
(Dollars in thousands, except per share data)

recoverability. Any reversal of the deferred tax valuation allowance is made when we believe that it is more likely than not that this portion of the deferred tax asset will be realized. The computation of our deferred tax assets and related valuation allowance is based on taxable income we expect to earn over the next two years which will include the utilization of previously accumulated net operating tax losses. We will continue to evaluate each quarter the amount, if any, of additional reduction or increase of the valuation allowance that should be made. This will be based on management’s estimate and conclusions regarding the ultimate realization of the deferred tax assets, including but not limited to, the company’s recent positive financial results as well as projected earnings over a two-year period. The impact of further reductions of the valuation allowance will be to record a tax benefit, which will increase net income in the period the determination is made. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the deferred tax valuation allowance, in the event we were to determine that we would be able to realize the deferred tax assets, in the future, a reduction in the deferred tax asset valuation allowance would increase income in the period the determination was made.

Recent Accounting Pronouncements and Legislation

          See Note 5 of Notes to Condensed Consolidated Financial Statements for the discussion on recent accounting pronouncements and legislation.

Results of Operations

The quarter ended March 31, 2005 compared to the quarter ended March 31, 2004

Total Revenues

     Total revenues consist of product sales and maintenance and professional services related to the sale of products. For the quarter ended March 31, 2005, total revenues increased by $3,668 to $16,704 compared to $13,036 for the quarter ended March 31, 2004. The increase was comprised of an increase in product sales of $2,532 and an increase in services of $1,136. International revenue represented approximately 62% of total revenues for the three months ended March 31, 2005 and 44% of total revenues for the three months ended March 31, 2004. The increase in product revenue is primarily the result of the inclusion of revenue from the webwasher acquisition for a full quarter in the current year. The increase in product and service revenue is the result of an increase in the number of units and products shipped and not from an increase in product prices. The increase in international sales from 44% to 62% is primarily the result of the inclusion of webwasher revenues, who for the quarter ended March 31, 2005, derived 78% of their total revenue from international customers.

     Network security product revenue accounted for 76% of revenue during the quarter ended March 31, 2005 compared to 78% of revenues during the quarter ended March 31, 2004. Revenues are expected to increase in the fourth quarter of this year compared to last year in part due to of the inclusion of the results of the webwasher acquisition for a full quarter. Additionally, the Company expects that the incorporation of the customer base acquired from Zix Corporation into webwasher will favorably impact revenues in the fourth quarter of this year.

     Service revenue includes maintenance contracts related to new product sales, renewal maintenance contracts for products previously deployed, training and consulting services. Support services for network security products accounted for 24% of revenues during the quarter ended March 31, 2005, compared to 22% of revenues during the quarter ended March 31, 2004. Approximately 9% of SnapGear

CYBERGUARD CORPORATION
March 31, 2005
(Unaudited)
(Dollars in thousands, except per share data)

and webwasher total sales were service revenue. The increase in service revenue when compared to the prior year is the result of the inclusion of the results of webwasher.

Gross Profit

     Gross profit as a percentage of revenues was 68% for the quarter ended March 31, 2005 and 65% for the quarter ended March 31, 2004. The increase in the gross profit percentage is due, in part, to a decrease in the Company’s OEM business in the current quarter, which have lower gross margins than the Company’s other product lines.

     The higher gross margin is the direct result of the inclusion of the webwasher product range, which have higher gross margins than the CyberGuard and SnapGear product ranges.

     The gross margin was positively impacted during the current quarter by 1 percentage point as a result of management’s change in estimate for the remaining useful life of certain capitalized software costs. These costs are now amortized to cost of goods sold over a five year period to better reflect the useful life of the software, where they were previously amortized over a two year period.

     The Company’s gross margin has been, and will continue to be, affected by a variety of factors including, competition, the product mix and average selling prices of products, new product introductions and enhancements, and the fluctuations in manufacturing volumes. We must continue to manage each of these factors effectively for our gross margins to move back toward prior levels.

Operating Expenses and Net Income

     Research and development expense includes salaries, non-capitalized equipment, software, software tools, and depreciation from capital equipment. Research and development expense increased by $692 to $2,406 for the quarter ended March 31, 2005, compared to $1,714 for the quarter ended March 31, 2004. The increase is net of research and development costs capitalized during the quarter ended March 31, 2005 of $507 compared to $632 of research and development costs capitalized during the quarter ended March 31, 2004. The net increase in cost is the result of the acquisition of webwasher which accounted for $440 of the increase. As a percentage of total revenue, gross research and development expense was 17% for the quarters ended March 31, 2005 and 2004.

     We expect to increase our research and development costs in total dollars to enhance and expand our current product offerings and develop new products. We plan to continue to make the necessary investment in research and development to keep our products at a competitive advantage.

     Selling, general and administrative expense includes salaries, commissions, costs associated with the executive, human resource, finance and administrative support functions, legal and accounting professional services, and depreciation and amortization expense. Selling, general and administrative expense increased by $2,758 to $8,190 for the quarter ended March 31, 2005, from $5,432 for the quarter ended March 31, 2004.

     The increase in selling, general and administrative expenses for the quarter ended March 31, 2005, is in part attributable to increases in headcount across all functional areas as a result of the webwasher acquisition. The additional payroll related costs as a result of the additional headcount described above, accounted for 70% of the increase. Amortization and depreciation expense accounted for 12% of the increase in selling, general and administrative expense for the quarter when compared to the prior year, primarily as a result of the webwasher acquisition and related amortization of acquisition related intangible assets. The remaining portion of the increase was primarily due to an increase in professional services related to Sarbanes-Oxley 404 compliance and an increase in marketing expenses.

CYBERGUARD CORPORATION
March 31, 2005
(Unaudited)
(Dollars in thousands, except per share data)

     The Company recorded an income tax expense of $84 as of March 31, 2005, and an income tax benefit of $481 as of March 31, 2004.

     As a result of the factors described above, net income for the quarter ended March 31, 2005 was $473 or $0.01 per diluted share compared to a net loss of $2,109 or $0.09 per diluted share for the quarter ended March 31, 2004. The net loss in the March 31, 2004 quarter included a charge of $4,113 related to the acquisition of SnapGear.

The nine-month period ended March 31, 2005 compared to the nine-month period ended March 31, 2004

Total Revenues

     Total revenues consist of product sales and maintenance and professional services related to the sale of products. For the nine-month period ended March 31, 2005, total revenues increased by $15,596 to $48,888 compared to $33,292 for the nine-month period ended March 31, 2004. The increase was comprised of an increase in product sales of $13,810 and an increase in services of $1,786. International revenue represented approximately 57% of total revenues for the nine months ended March 31, 2005 and 49% of total revenues for the nine months ended March 31, 2004. The increase in product revenue is primarily the result of inclusion of revenue from the SnapGear and webwasher acquisitions for the full period in the current year. The increase in product and service revenue is the result of an increase in the number of units and products shipped and not from an increase in product prices. The increase in international sales from 49% to 57% is primarily the result of the inclusion of webwasher revenues, who for the nine-month period ended March 31, 2005, derived 76% of their total revenue from international customers.

     Network security product revenue accounted for 78% of revenue during the nine months ended March 31, 2005 compared to 74% of revenues during the same period in the prior year. The increase in the contribution of product revenue as a percentage of total revenue is a result of the inclusion of the results of SnapGear and webwasher, both of which derive their revenues primarily from the sale of product. Revenues are expected to increase for the full year compared to last year as a result of the acquisitions. Additionally, the Company expects that the incorporation of the customer base acquired from Zix Corporation into webwasher will favorably impact revenues in the fourth quarter of this year.

     Service revenue includes maintenance contracts related to new product sales, renewal maintenance contracts for products previously deployed, training and consulting services. Support services for network security products accounted for 22% of revenues during the nine-month period ended March 31, 2005, compared to 26% of revenues during the same period in 2004. The decrease in service revenue as a percentage of total revenue corresponds to the growth in product revenue related to product sales from the acquisition of SnapGear and webwasher. Approximately 6 % of SnapGear and webwasher total sales were service revenue. The increase in services revenue when compared to the prior year is the result of the inclusion of the results of SnapGear and webwasher.

Gross Profit

     Gross profit as a percentage of revenues was 68% for the nine-month period ended March 31, 2005 and 69% for the nine-month period ended March 31, 2004.

     The lower gross margin is the direct result of the inclusion of the SnapGear product range in the current year, which tend to have lower gross margins than the CyberGuard product range due to the significant OEM revenue in the first and second quarter of the current fiscal year. OEM refers to

CYBERGUARD CORPORATION
March 31, 2005
(Unaudited)
(Dollars in thousands, except per share data)

contracts the Company has with large individual customers to manufacture a custom firewall appliance. These relationships normally result in lower product margins.

     The gross margin was positively impacted during the nine months ended March 31, 2005 by 1 percentage point as a result of management’s change in estimate for the remaining useful life of certain capitalized software costs. These costs are now amortized to cost of goods sold over a five year period, where they were previously amortized over a two year period.

     The Company’s gross margin has been, and will continue to be, affected by a variety of factors including, competition, the product mix and average selling prices of products, new product introductions and enhancements, and the fluctuations in manufacturing volumes. We must continue to manage each of these factors effectively for our gross margins to move back toward prior levels.

Operating Expenses and Net Income

     Research and development expense includes salaries, non-capitalized equipment, software, software tools, and depreciation from capital equipment. Research and development expense increased by $2,401 to $7,510 compared to $5,109 for the nine-month period ended March 31, 2005 and 2004. The increase is net of research and development costs capitalized during the nine-month period ended March 31, 2005 of $860 compared to $1,139 of research and development costs capitalized during the nine-month period ended March 31, 2004. The net increase in cost is the result of the acquisition of SnapGear and webwasher with SnapGear accounting for $1,427 and webwasher accounting for $1,085 of the increase. As a percentage of total revenue, gross research and development expense was 17% and 18% for the nine-month periods ended March 31, 2005 and 2004, respectively.

     We expect to increase our research and development costs in total dollars to enhance and expand our current product offerings and develop new products. We plan to continue to make the necessary investment in research and development to keep our products at a competitive advantage.

     Selling, general and administrative expense includes salaries, commissions, costs associated with the executive, human resource, finance and administrative support functions, legal and accounting professional services, and depreciation and amortization expense. Selling, general and administrative expense increased by $10,589 to $24,442 for the nine-month period ended March 31, 2005, from $13,853 for the nine-month period ended March 31, 2004.

     The increase in selling, general and administrative expenses for the nine-month period ended March 31, 2005, is in part attributable to increases in headcount across all functional areas as a result of the SnapGear and webwasher acquisitions. The additional payroll related costs as a result of the additional headcount described above, accounted for 62% of the increase. An increase in marketing expense accounted for 13% of the increase and an increase in professional fees, primarily related to Sarbanes-Oxley 404 compliance, accounted for 9% of the increase. Amortization and depreciation expense accounted for 10% of the increase in selling, general and administrative expense for the quarter when compared to the prior year, primarily as a result of the SnapGear and webwasher acquisitions and related amortization of acquisition related intangible assets. Additionally, an increase in the allowance for doubtful accounts accounted for 5% of the increase.

     The Company recorded an income tax expense of $123 as of March 31, 2005, and an income tax benefit of $1,348 as of March 31, 2004.

     As a result of the factors described above, net income for the nine-month period ended March 31, 2005 was $1,225 or $0.04 per diluted share compared to net income of $1,395 or $0.05 per diluted for the nine-month period ended March 31, 2004.

CYBERGUARD CORPORATION
March 31, 2005
(Unaudited)
(Dollars in thousands, except per share data)

Liquidity and Capital Resources

     The following table summarizes the Company’s consolidated statements of cash flows for the first nine months of fiscal 2005 and 2004:

	For the nine months ended
	March 31,
	2005	2004

Net cash flow (used in) provided by:
Operating activities	$2,224	$4,100
Investing activities	(4,779)	(1,591)
Financing activities	3,550	4,744
Effect of exchange rate changes on cash	(560)	12

Net increase in cash	$435	$7,265

     Cash flow provided by operating activities in the nine months ended March 31, 2005 was $2,224. The Company reported net income of $1,225 for the nine-month period ended March 31, 2005. In addition, the Company reported adjustments to reconcile net income of $5,680 for the nine months ended March 31, 2005. The primary components of these adjustments for the nine months ended March 31, 2005 were amortization expense of $3,441 primarily attributable to the Snapgear and webwasher acquisitions, depreciation expense of $836, a provision for uncollectible accounts receivable of $703 and stock based compensation expense of $573. The primary change in assets and liabilities that negatively impacted cash flow from operating activities was a $7,500 increase in accounts receivable offset by an increase in deferred revenue of $3,208. The increase in accounts receivable is as a result of the concentration of revenue at the end of the quarter as well as a slower collection cycle with certain large customers.

     Net cash used in investing activities during the nine-month period ended March 31, 2005 of $4,779 related primarily to the acquisition of certain assets of Zix Corporation and the purchase of property and equipment.

     Cash provided by financing activities of $3,550 during the nine-month period ended March 31, 2005 reflects the proceeds from stock options exercised and the proceeds from stock purchase warrants exercised.

     For the nine months ended March 31, 2005 and 2004, the effect of exchange rate changes on cash were ($560) and $12, respectively.

     At March 31, 2005, the Company had cash and cash equivalents on hand of $12,882 representing an increase of $435 from $12,447 as of June 30, 2004. The Company’s principal sources of liquidity at March 31, 2005, consisted of cash, accounts receivable, and vendor trade credit.

     We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our operating cash requirements through at least the next twelve months, except for acquisition related needs. The Company purchased an enterprise software solution the cost of which is approximately $1,500 over the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending on support, product development efforts, expansion of sales and marketing, the timing of introductions of new products and enhancement to existing products, and market acceptance of our products. Other recent and possible future events that

CYBERGUARD CORPORATION
March 31, 2005
(Unaudited)
(Dollars in thousands, except per share data)

could also materially impact the Company’s ability to successfully execute on its business plans are described in Information Relating to Forward Looking Statements of this Item on Form 10-Q. Other than as described above, we are not aware of any known demands, commitments, events or uncertainties that will result or that are reasonably likely to result in our liquidity increasing or decreasing in a material way.

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

CYBERGUARD CORPORATION
March 31, 2005
(Unaudited)
(Dollars in thousands, except per share data)

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

CYBERGUARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands, except per share data)

	Three Months Ended
	March 31, 2005			March 31, 2004
	GAAP	Proforma	Proforma	GAAP	Proforma	Proforma
	Presentation	Adjustments	Presentation	Presentation	Adjustments	Presentation
Revenues:
Products	$12,645	$—	$12,645	$10,113	$—	$10,113
Services	4,059	—	4,059	2,923	—	2,923

Total revenues	16,704	—	16,704	13,036	—	13,036

Cost of revenues:
Products	4,321	(508)[1]	3,813	3,671	(241)[1]	3,430
Services	1,029	—	1,029	947	—	947

Total cost of revenues	5,350	(508)	4,842	4,618	(241)	4,377

Gross profit	11,354	508	11,862	8,418	241	8,659

Operating expenses:
Research and development	2,406	—	2,406	1,714	—	1,714
Selling, general and administrative	8,190	(572)[1]	7,618	5,432	(177)[1]	5,255
Compensation expense related to unearned restricted stock in the SnapGear Acquisition	—	—	—	4,113	(4,113)	—

Total operating expenses	10,596	(572)	10,024	11,259	(4,290)	6,969

Operating income / (loss)	758	1,080	1,838	(2,841)	4,531	1,690

Other income
Interest income, net	84	—	84	45	—	45
Other (expense) / income	(285)	—	(285)	206	—	206

Total other (expense) / income	(201)	—	(201)	251	—	251

Income / (loss) before income taxes	557	1,080	1,637	(2,590)	4,531	1,941

Income tax (expense) / benefit	(84)	—	(84)	481	(481)	—

Net income / (loss)	$473	$1,080	$1,553	$(2,109)	$4,050	$1,941

Basic earnings per common share	$0.02		$0.05	$(0.09)		$0.08

Basic weighted average number of common shares outstanding	30,666		30,666	23,757		23,757

Diluted earnings per common share	$0.01		$0.05	$(0.09)		$0.07

Diluted weighted average number of common shares outstanding	32,511		32,511	23,757		28,878

Note 1 — The proforma adjustment relates to amortization of acquisition related intangible assets.

CYBERGUARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands, except per share data)

	Nine Months Ended
	March 31, 2005			March 31, 2004
	GAAP	Proforma	Proforma	GAAP	Proforma	Proforma
	Presentation	Adjustments	Presentation	Presentation	Adjustments	Presentation
Revenues:
Products	$38,307	$—	$38,307	$24,497	$—	$24,497
Services	10,581	—	10,581	8,795	—	8,795

Total revenues	48,888	—	48,888	33,292	—	33,292

Cost of revenues:
Products	12,730	(1,572)[1]	11,158	7,651	(557)[1]	7,094
Services	2,992	—	2,992	2,716	—	2,716

Total cost of revenues	15,722	(1,572)	14,150	10,367	(557)	9,810

Gross profit	33,166	1,572	34,738	22,925	557	23,482

Operating expenses:
Research and development	7,510	—	7,510	5,109	—	5,109
Selling, general and administrative	24,442	(1,606)[1]	22,836	13,853	(264)[1]	13,589
Compensation expense related to unearned restricted stock in the SnapGear acquisition	—	—	4,387	(4,387)	—

Total operating expenses	31,952	(1,606)	30,346	23,349	(4,651)	18,698

Operating income / (loss)	1,214	3,178	4,392	(424)	5,208	4,784

Other income
Interest income, net	151	—	151	113	—	113
Other (expense) / income	(17)	—	(17)	358	—	358

Total other (expense) / income	134	—	134	471	—	471

Income / (loss) before income taxes	1,348	3,178	4,526	47	5,208	5,255

Income tax (expense) / benefit	(123)	—	(123)	1,348	(1,348)	—

Net income / (loss)	$1,225	$3,178	$4,403	$1,395	$3,860	$5,255

Basic earnings per common share	$0.04		$0.15	$0.06		$0.23

Basic weighted average number of common shares outstanding	30,056		30,056	22,431		22,431

Diluted earnings per common share	$0.04		$0.14	$0.05		$0.19

Diluted weighted average number of common shares outstanding	31,871		31,871	28,110		28,110

Note 1 — The proforma adjustment relates to amortization of acquisition related intangible assets.

CYBERGUARD CORPORATION
March 31, 2005
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

     The Company uses the U.S. Dollar as its reporting currency for financial statement purposes. The Company conducts business in numerous countries around the world through its foreign subsidiaries which use the local currencies to denominate their transactions. Therefore, the Company is subject to certain risks associated with fluctuating foreign currencies.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     The Company is currently in the process of completing its documentation, evaluation and testing of internal controls over financial reporting, as required by the Sarbanes-Oxley Act of 2002. The Company has engaged extensive outside resources to assist with activities related to Section 404 of Sarbanes-Oxley Act. As part of this evaluation, we have identified certain deficiencies in the design and / or operating effectiveness of internal controls. During the current quarter the Company identified a cost that should have been recorded in the prior quarter and subsequently restated the December 31, 2004 10 Q. While the error did result in a restatement, it was the Company’s control system that identified the error that led to the subsequent restatement. The Company believes while the control that detected this error was operating effectively, the control was not operating with enough frequency to detect the error.

CYBERGUARD CORPORATION
March 31, 2005
(Unaudited)
(Dollars in thousands, except per share data)

Accordingly, the Company believes a material weakness in the design of its internal control system existed at December 31, 2004. The Company considers the error that resulted in the restatement of the December 31, 2004 quarterly results to be an isolated event. During the current quarter, management corrected the design of its internal control system by increasing the frequency of the control that detected the error. Further, management has implemented additional controls to identify and correct any potential reoccurrence of such an error. These matters have been discussed with the Company’s audit committee and independent auditors and the Company is in the process of making necessary improvements to enhance the reliability of its internal controls over financial reporting. The Company has not fully completed its evaluation and testing nor have all the control enhancements been completed. Although we do not foresee being unable to complete our evaluation and remediation activities, there can be no assurances that all such control deficiencies will be fully remediated and successfully tested prior to June 30, 2005.

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

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Other Information

CYBERGUARD CORPORATION
March 31, 2005
(Unaudited)
(Dollars in thousands, except per share data)

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

(b) Reports filed on Form 8-K during the quarter ended March 31, 2005:

During the quarter ended March 31, 2005, the Company filed 2 Current Reports on Form 8-K. On January 25, 2005, Items 2.02 and 9.01 in connection with the results of operations for the second quarter of fiscal 2005 were filed. On March 15, 2005, Items 8.01 and 9.01 were filed in connection with the acquisition of certain assets of Zix Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2005	CYBERGUARD CORPORATION

	By:	/s/Patrick J. Clawson

Chairman and Chief Executive Officer

	By:	/s/Michael D. Matte

Chief Financial Officer (Principal Financial and Accounting Officer)