Form 10-K
period 2005-06-30
CYBERGUARD CORP
filed 2005-09-13
CIK 927133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-24544

CYBERGUARD CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	65-0510339 (I.R.S. Employer Identification No.)

350 SW 12thAvenue, Deerfield Beach, Florida (Address of Principal Executive Offices)	33442 (Zip Code)
Registrant’s telephone number, including area code: (954) 958-3900

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: $136,766,248
As of September 2, 2005, 31,257,887 shares of the Registrant’s Common Stock, par value $.01 per share were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement for the Registrant’s 2004 Annual Meeting of Shareholders (incorporated in Part III to the extent provided in Items 10, 11, 12, 13, and 14 hereof).

          Forward-Looking Statements
PART I
     Forward-looking statements made in this Annual Report on Form 10-K or in the documents incorporated by reference herein that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “plan,” “anticipate,” “believe,” “predict,” and other similar expressions identify forward-looking statements. In addition, statements which refer to projections of our future financial performance, anticipated growth and trends in our business, and other discussions of future events or circumstances are forward-looking statements. A number of risks and uncertainties, including those discussed under the caption “Certain Factors That May Affect Future Results” in this Form 10-K and the documents incorporated by reference herein, could affect such forward-looking statements and could cause actual results to differ materially from the statements made. We do not undertake any obligation to update or correct any forward-looking statements.
     In this Annual Report on Form 10-K, “CyberGuard,” “we,” “us,” “our,” and “Registrant” refer to CyberGuard Corporation.
ITEM 1. BUSINESS
Overview
CyberGuard provides a broad portfolio of security products that deliver high performance and cost-effective security for enterprises and government entities worldwide. Our products are designed to provide the strongest security and protection available along with robust centralized management. We offer a broad family of security appliance solutions and related software that include firewall, Virtual Private Networking (VPN), secure content management and security management and reporting technologies. Our appliances are built upon a highly secure operating system and proprietary software designed to identify network and application attacks and prevent them from reaching mission-critical resources. We believe that a key differentiator of our security products is our ability to inspect all content traversing the network for security threats, regardless of whether the content originates from within or outside the enterprise; all without impacting performance. We believe that our ability to inspect each packet of network traffic at the application layer provides some of the highest levels of protection available today.
The rise in vulnerabilities related to security products provides a mechanism for hackers to compromise enterprise networks and applications. Our highly secure appliance combines multi-gigabit performance and centralized management and provides the Company a key differentiator with current and potential customers.
Our target customers are large enterprises, including many Global 2000 companies, major financial institutions and government entities worldwide. Our appliances are sold to end-users both directly and indirectly by a direct sales force and resellers in the United States and in over 30 foreign countries.
CyberGuard was incorporated in 1994 in connection with a spin-off from Harris Corporation. At that time, we produced computers for the real-time computing market as well as our firewall product for the secure computing market. We changed our name from Harris Computer Systems Corporation in June 1996 following the sale of our real-time computer business.
Recent Developments
On August 18, 2005, CyberGuard announced that it has entered into an Agreement and Plan of Merger dated as of August 17, 2005 (the “Merger Agreement”) with Secure Computing Corporation, a Delaware corporation (“Secure”) and Bailey Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Secure (“Merger Sub”), providing for the merger of CyberGuard with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger as a wholly-owned subsidiary of Secure.
At the effective time and as a result of the Merger, each share of CyberGuard common stock issued and outstanding immediately prior to the effective time of the Merger shall be automatically converted into the right to receive that amount of cash and that number of shares of Secure common stock as set forth in the Merger Agreement. Secure has agreed to acquire all of the common stock of CyberGuard in exchange for an aggregate of approximately $290 million, 70% of which will be paid in the form of Secure common stock and 30% of which will be paid in the form of cash. Copies of the Merger Agreement and the form of Voting Agreement are filed as Exhibits 2.4 and 2.5, respectively, and are incorporated herein by reference.
Industry Background
Online security is of growing importance to today’s organizations, as businesses and governments become increasingly reliant on Internet-based technology to conduct day-to-day operations. The rapid adoption of the Internet has accelerated the distribution and sharing of data and applications, enabling organizations to adopt new electronic methods of doing business. In order to realize the benefits of the Internet, businesses must open their networks to business partners, customers and their mobile workforce, significantly increasing their vulnerability. The more organizations depend on the Internet to conduct business, the greater the risk of business interruption, negative publicity, theft of proprietary or private information, liability for damages to others, and other costly business losses.
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
In addition to many of the security risks that have been identified, many threats are yet unidentified and unknown.
Increasing Sophistication and Frequency of Security Attacks
In recent years, the frequency and severity of attempted breaches of network security has been increasing. According to the 2004 CSI/FBI Computer Crime and Security Survey, 53% of the respondents reported unauthorized use of their networks or applications. Moreover, this survey found that only 20% of those who suffered serious attacks actually reported them to law enforcement.
Despite the investments that governments and enterprises have made to secure their organizations, vulnerabilities and security breaches are becoming more prevalent. In addition, attacks have become more sophisticated and severe. This is a consequence, in part, of the availability of “hacking” tools and information outlining how to make these attacks, an increase in the number of connections that are vulnerable to attack, and an increase in the overall amount of confidential information accessible through or delivered over the Internet. In some instances, the vulnerabilities have been in the very security infrastructure implemented to protect the networks and applications.
Organizations have deployed security solutions to protect various parts of their infrastructure, however attacks have continued to evolve to target those elements of the infrastructure that are the most vulnerable or most difficult to protect. Many of these new attacks directly target applications, often attempting to exploit vulnerabilities inherent in the applications themselves or in the underlying communications protocols. According to the Gartner Group, a leading technology research firm, over 70% of attacks target the application layer. As applications have become more sophisticated, so have the attack capabilities that threaten them. Organizations are recognizing that defensive measures must be even more advanced to protect against application-level threats.
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
The CyberGuard Solution
CyberGuard provides a broad portfolio of security products that deliver high performance and cost-effective security for enterprises and government entities worldwide. Our products are designed to provide the strongest security and protection available along with robust centralized management. We offer a broad family of security appliance solutions and related software that includes firewall, VPN, secure content management, and security management technologies.
We believe that a key differentiator of our security products is our ability to inspect all of the content that is traveling over the network for security threats, whether originating from within or outside an enterprise without impacting performance. Unlike many of our competitors whose firewall products only inspect a portion of the packet’s content, our firewall technology is designed to look deeper into the packet, up to and including the application-level. By examining the network traffic at a more granular level, we are able to provide our customers with a higher level of security. Similarly, our secure content management solutions inspect network traffic originating from employees to ensure that the content that has been requested or is being sent complies with the security policies established by the organization.
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
High performance appliances. Our high performance security appliances and related software can be deployed in mission-critical environments such as data centers, corporate extranets, major e-commerce web sites and government networks. Using our high performance appliances, enterprises and government entities are able to deploy integrated security capabilities at up to 8 gigabits of throughput.
Ease of implementation and management. Our appliances and related software are designed to require minimal configuration so that they can be deployed quickly and cost-effectively in a network. Our appliances and related software use industry standard protocols and management interfaces to enable interoperability with a broad range of third-party products. Our products can be configured and managed remotely using industry standard interfaces, including a built in web-based user interface or a command line user interface. In addition, our solutions provide the ability to centrally manage and monitor security policies of our appliances and related software across the entire organization.
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
Extend our application and deep-packet inspection security capabilities. We intend to enhance our application-level and content inspection technology through continued internal development. We believe we support one of the broadest sets of application proxies in the industry. We intend to continue to enhance our support of our existing application proxies to accelerate the performance of our solutions.
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
Further penetrate and expand our existing customer base. We intend to leverage our technology, product leadership and superior customer service to continue to drive sales to new customers and to further develop our existing customers. We have an established customer base of Global 2000 companies and government entities worldwide where we have developed strong relationships. We intend to generate incremental sales from these relationships by expanding to areas within our existing customers that are not currently using our security solutions. Additionally, we intend to broaden our customer base through the expansion of our sales force and continued enhancement of our channel distribution network.
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
Our appliances comprise specialized hardware platforms and secure operating systems. Our specialized hardware platforms provide security, scalability and performance in any easy to use form factor.
The SG300, SG500 and SG700 Series appliances are specifically designed to increase security and reduce costs associated with small-medium sized businesses and enterprises or replicated sites. The SG300, SG500 and SG700 Series appliances are available at various sustained throughput rates ranging from 35Mbps to 140Mbps.
Classic Series
FS Series
The FS series appliances are specifically designed for networks with moderate bandwidth requirements within medium-sized organizations. At 250 to 500 Mbps performance and more than 550,000 simultaneous connections, the FS series provides throughput to meet the bandwidth requirements of many mid-sized networks.
KS Series
The KS series appliances are specifically designed for large organizations that require maximum throughput and security. The KS series appliances eliminate the performance barriers imposed by traditional firewalls and virtual private network encryption and have sustained throughput rates ranging from 1Gbps to 1.5Gbps.
SL Series
The SL series appliances are designed to be ultra-secure and deliver multi-gigabit throughput for any organization’s most demanding environments. The SL series appliances have sustained throughput rates of 1.5Gbps.
TSP Series
TSP security appliances provide proactive, positive security protection against generalized and application-specific attacks. TSP’s Adaptive Policy™ architecture enforces explicit security policies to permit only valid and authorized traffic, while automatically protecting against potentially malicious URLs, content, or scripts embedded in HTTP.
TSP 1000 Series
The TSP 1000 Series is optimized for small and mid-sized businesses that require the granular protection that can be provided only by an application gateway device.
TSP 3000 Series
The TSP 3000 Series is designed to satisfy the demands of HQ locations and mid-sized data centers.
TSP 5000 Series
The TSP 5000 Series is the workhorse of the TSP family and provides unparalleled security and throughput to secure large corporate data centers and service provider networks.
TSP 7000 Series
The 7000 Series is the new flagship of the TSP product family and provides the world’s fastest and most comprehensive application layer inspection solution available today.
Our FS, KS, SL and TSP Series appliances all carry the highest levels of independent, objective security certifications – Common Criteria EAL4+, ICSA, ITSEC E3, and VPNC.
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
Secure Content Management Software
CyberGuard offers a comprehensive suite of secure content management products that enable organizations to manage and inspect Internet content to effectively protect their networks from security threats and annoyances. We combined our content security components into a single comprehensive solution. The integration of these components and the synergy of several individual technologies improve network performance and reduce administrative costs.
The following are key components of our secure content management software:
•	URL Filter. Manages access to inappropriate or distracting Web content to minimize organization’s legal risks, increase network security and improve employee productivity.

•	Anti-Virus. Provides in-depth protection against a multitude of blended threats at the corporate gateway while offering high performance through our innovative Antivirus technology.

•	Anti-spam. Combines the strengths of multiple complementary spam detection methods for unmatched accuracy, delivering spam detection well in excess of 90% and a false-positive rate of less than 1%.

•	Instant Message Filter. Detects, reports, and selectively blocks the unauthorized use of high-risk and evasive Peer-to-Peer file sharing (P2P) and Public Instant Messaging (IM) from enterprise networks.

•	Content Protection. Ensures that your systems are protected against the myriad of threats transported in Web and e-mail traffic. Content Protection screens the HTTP data stream, filtering out unwanted and potentially dangerous content. In addition, Content Protection filters out-going content (Web and e-mail) to stop leakage of confidential materials.

•	SSL Scanner. Enables enterprises to apply their existing security and Internet usage policies to the HTTPS protocol.
Each of these secure content management modules can be deployed independently or combined as part of a more comprehensive solution.
Security Management Platform
Our security management solution, Global Command Center, is designed to enable large enterprises and government entities to implement and manage security policies easily and consistently across complex, geographically dispersed networks of firewalls/VPNs and other related security products. It is designed to allow security administrators to manage network security from a central location.
Global Command Center allows administrators to define objects, such as a firewall or other security device, once and then reuse those objects wherever they are needed. When security policies change, an administrator can modify the objects and implement the changes instantly throughout the enterprise. Specifically, Global Command Center is designed to enable customers to centrally monitor and audit security policies, back-up and restore security configurations, centrally manage software updates and licensing and simplify routine administrative tasks.
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
Customer Support
We believe that service is a key differentiator for CyberGuard. Our worldwide customer support center provides 24-hour support via telephone and over the Internet through CyberGuard On-line. Our knowledgeable support team is versed in real-world enterprise environments, and they have each obtained certifications in networking, firewalls and security. Our support staff is composed of highly trained and qualified level-2 security professionals. In addition, support staff has access to information and services. Our customers have access to security tips, technical services and incident placement through CyberGuard On-line.
Security Certifications
Our products continue to earn high-level, independent security certifications and evaluations.
We are committed to industry leadership in providing certified security solutions. Some examples of our security certifications include:
•	We believe that we were the first firewall appliance to complete the Common Criteria evaluation for our networking software and were awarded Evaluation Assurance Level 4. In addition, we received an augmented Evaluation Assurance Level 4 certificate under the Common Criteria Assurance Maintenance Scheme. This allows for continuing certification of any patches, enhancements, or upgrades without further evaluation;

•	We have achieved Common Criteria evaluation of the latest version of our products at Evaluation Assurance Level 4+ and claiming conformance to the following two U.S. Department of Defense protection profiles:
(1)	Final U.S. Government Traffic-Filter Firewall Protection Profile for Low-Risk Environments, Version 1.1, dated April 1999;

(2)	Final U.S. Department of Defense Application–level Firewall Protection Profile for Basic Robustness Environments, Version 1.0, dated June 22, 2000;
We are currently under evaluation with our TSP product family for conformance to the following U.S. Department of Defense protection profiles:
(1)	Final U.S. Department of Defense Application-level Firewall Protection Profile For Medium Robustness Environments Version 1.0 June 28, 2000; and

(2)	Final U.S. Department of Defense Traffic-Filter Firewall Protection Profile For Medium Robustness Environments Version 1.4 May 1, 2000.
•	We achieved the Federal Information Processing Standard (FIPS) 140-1 certification for our Classic product line and are currently working on FIPS 140-2 certification for our TSP and SG product families.

•	Our firewall appliance line has been recognized by ICSA Labs, a division of TruSecure Corporation, as having achieved ICSA Labs Firewall Certification Versions 3.0a and 4.0. We are currently working on ICSA Labs Firewall Certification Versions 4.0 for our TSP product family.

•	We have been certified by the VPNC (VPN Consortium) for Interoperability for all product lines.
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
The acquisition of SnapGear, Inc. (“SnapGear”, “SG”) in November 2003 expanded our product portfolio to include a family of cost-effective firewall/VPN appliances aimed at the “edge” of the enterprise network. These SG-branded products are an excellent fit for small and mid-sized branch and remote offices, which comprise the largest and most lucrative segment of the firewall/VPN appliance marketplace. In addition, the SG product line is an excellent fit for small and medium businesses that require security and WAN connectivity. The SG product delivers on our commitment to offer a complete range of appliances to enterprise customers, who must provide consistent levels of security for their branch offices and remote employees.
In April 2004, we acquired Webwasher AG (“Webwasher”), a leading provider of enterprise-class web and e-mail content security solutions. Webwasher’s Content Security Management suite provides a significant market differentiation for CyberGuard’s TSP solutions. Robust content security features, including an inherent ability to mitigate risk associated with malware, viruses, and worms, uniquely position CyberGuard to provide a cost-effective core-to-edge blended protection solution to the large enterprise market.
On March 11, 2005, the Company completed the acquisition of certain assets of Zix Corporation, a Texas corporation. The Company paid Zix Corporation $2.1 million in cash and executed a promissory note for $1.5 million in conjunction with this transaction. Through the acquisition of these assets, the Company acquired a strong North American customer base.
During our fiscal year ended June 30, 2005, we executed on a well defined growth strategy, acquiring strategic technologies and exploiting product synergies to expand our presence in global markets as a leading provider of information security solutions that scale from the core to the edge of the enterprise network. Looking toward the future, we believe that security infrastructure is in a transition period and that a number of enterprise pain points and business drivers have aligned to make CyberGuard a very attractive information security solutions provider to large enterprise organizations seeking to refresh or enhance their securing infrastructure.
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
We employ four Regional Vice Presidents (RVP) who are responsible respectively for our businesses in the Americas, Europe, the Middle East and North Africa and the US Federal Government. Each RVP employs a team of sales managers who are responsible for generating business through partners in their region and via selected key account end-user customers. A team of Inside Sales Professionals (ISPs) supports the RVPs in developing new channel partner relationships and assisting their regional sales managers throughout the sales process. In addition, we field a team of global technical support professionals who provide pre- and post-sales technical support to our sales force and channel partners.
Marketing
In April 2005, CyberGuard hired a VP of Global Marketing to lead the Company’s marketing, brand management, and product management efforts. With this hire, CyberGuard has embraced the concept that market focus and brand management are equally important success criteria. Enhancing brand equity is the top priority for the next twelve months. In addition, Marketing will focus on the simplification of our messaging and value proposition to the marketplace as well as increasing the effectiveness of our sales force.

Our marketing efforts will also be critical in leveraging the revenue potential of our SnapGear, Inc. and Webwasher AG acquisitions and the acquisition of certain assets of Zix Corporation. Our Total Stream Protection™ framework pioneered the concept of a blended or integrated approach to an increasingly sophisticated threat environment and our customers and partners see the value in the integrated deployment of our products to secure their infrastructure. We think that the cross-selling and technology integration possibilities within our current portfolio are significant.
The coming fiscal year will see a renewed focus on taking our message to the marketplace through targeted brand and product-specific advertising, demand generation activities, worldwide seminars, aggressive analyst and press relations and speaking engagements designed to assert global thought leadership in the security arena.
Co-Op Marketing will also play an important role in extending our global reach. This program enables our channel partners to accrue credits based on a percentage of their product revenue, and then to use these credits to offset 50% or more of the costs for generating marketplace awareness and leads for CyberGuard and its products.
As of June 30, 2005, we had 12 employees in our marketing organization.
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
In the content security sector, our chief competitors include Websense®, SurfControl®, Secure Computing (via Smart Filter and its N2H2 acquisition), and Symantec.
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

Employees
As of June 30, 2005, we employed approximately 283 full-time employees and 4 contract engineers. All of our employees and contract engineers are bound by agreements containing confidentiality and conflict of interest provisions.
Executive Officers
Certain biographical information concerning the Company’s executive officers is presented below.

Name	Age	Position
Patrick J. Clawson	41	Chief Executive Officer and Chairman of the Board of Directors
Michael G. Wittig	41	President and Chief Technology Officer
Michael Matte	46	Chief Financial Officer and Vice President Finance
Mark S. Reese	43	Chief Operating Officer
Gary Taggart	52	Senior Vice President, Worldwide Sales
Patrick J. Clawson has served as a Director of the Company since October 2003. Mr. Clawson was appointed the Company’s Chief Executive Officer and Chairman of the Board of Directors in January 2004. Mr. Clawson joined the Company as President in January 2001. Prior to that time, Mr. Clawson served as Senior Vice President of Business Development at Allscripts, Inc. from May 2000 to January 2001; Vice President of Sales and Marketing at MasterChart, Inc., a private company that developed an electronic medical record product and other software products, from October 1998 to May 2000; Senior Director for the Southeastern U.S. region at Reynolds and Reynolds Healthcare Systems from January 1998 to October 1998; and in various positions at Lanier Worldwide, Inc. from 1986 to January 1998.
Michael G. Wittig. Mr. Wittig was appointed as the Company’s President in January 2004 and the Chief Technology Officer in February 1999. Mr. Wittig has previously served as the Company’s Vice President of Development from February 1998 to December 2003. Since joining the Company in 1992, Mr. Wittig has served as Director of Software Development, as Manager of Software Development, and in various other software development positions.
Michael Matte. Prior to joining the Company as Chief Financial Officer in February 2001, Mr. Matte served as Chief Financial Officer of Amerijet International, Inc. from June 1998 to February 2001; Chief Financial Officer of Intime Systems International from October 1994 to June 1998; and Chief Financial Officer of Torwest, Inc. from October 1992 to October 1994. Mr. Matte, a certified public accountant, began his career at PricewaterhouseCoopers, where he worked for 11 years.
Mark S. Reese. Mr. Reese has served as CyberGuard’s Chief Operating Officer since joining the Company in November 2004. Prior to joining the Company, Mr. Reese served as Chief Operating Officer and Executive Vice President of GSI Commerce, Inc., where he served from May 2000 to June 2004. From June 2004 to November 2004, Mr. Reese was an independent management consultant. From January 1999 to May 2000, Mr. Reese served as Chief e-Commerce Officer of Toysmart.com, a privately-held Internet retailer of educational toys and children’s products. From 1984 to 1998, Mr. Reese held a variety of senior-level consulting positions, including strategy consulting at Accenture, operational consulting at CSC Index, and nine years as an information technology consultant with Price Waterhouse.
Gary Taggart. Mr. Taggart joined Webwasher AG, the Company’s subsidiary, in August 2003 as Senior Vice President and General Manager for North America. In August 2004, Mr. Taggart was promoted to the position of Senior Vice President of Worldwide Sales for CyberGuard. Prior to joining Webwasher AG, Mr. Taggart held the following senior management positions: President of Solid Data Systems from February 2002 to August 2003; Vice President of Worldwide Sales for Amplify.net from July 1999 to September 2001; and Vice President of Worldwide Sales for Secure Computing Corporation from June 1996 to June 1999.
Available Information
The Company’s Internet Web site address is www.cyberguard.com. The Company makes available free of charge through its Web site its periodic reports as soon as reasonably practicable after filing.
ITEM 2. PROPERTIES
Our corporate headquarters are located at 350 SW 12th Avenue, Deerfield Beach, Florida. This facility has approximately 38,000 square feet and provides office space for our executive team, research and development, sales and worldwide customer support organizations. The lease expires in November 2014.
We lease facilities over a one to two year term in California, Maryland, North Carolina, Illinois, Australia, Japan, Dubai, United Kingdom and Germany for regional sales support.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2005.

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
There were approximately 3,292 holders of record of Common Stock as of June 30, 2005. The table below sets forth, for the quarters indicated, the high and low sales prices for the Company’s Common Stock as reported by NASDAQ.

	BID PRICES
	HIGH	LOW
FISCAL YEAR 2004
Quarter Ended September 30, 2003	$10.70	$6.95
Quarter Ended December 31, 2003	12.25	7.25
Quarter Ended March 31, 2004	12.19	8.40
Quarter Ended June 30, 2004	11.07	5.52

FISCAL YEAR 2005
Quarter Ended September 30, 2004	$8.36	$5.29
Quarter Ended December 31, 2004	6.87	4.91
Quarter Ended March 31, 2005	8.24	5.53
Quarter Ended June 30, 2005	8.35	4.75
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
The number of shares issuable upon exercise of the outstanding options granted to employees and non-employee directors, as well as the number of shares remaining available for future issuance, under our equity compensation plans as of June 30, 2005 are summarized in the following table:
EQUITY COMPENSATION PLAN INFORMATION

	Number of Securities to be	Weighted-average exercise	Number of securities
	issued upon exercise of	price of outstanding	remaining available for
	outstanding options,	options, warrants and	future issuance under
Plan Category	warrants and rights	rights	equity compensation plans
Equity compensation plans approved by security holders	4,729,000	$4.76	2,181,000
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following table sets forth selected consolidated financial data that is qualified in its entirety by and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The financial data for the fiscal years ended June 30, 2005, 2004, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements for such periods which were audited by Grant Thornton LLP.

	Fiscal year ended June 30,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$66,098	$47,812	$32,980	$22,340	$24,406
Cost of revenues:	21,060	15,662	8,571	7,163	7,977

Gross profit	45,038	32,150	24,409	15,177	16,429

Operating expenses
Research and development	9,791	7,420	5,941	4,705	5,450
Selling, general and administrative	34,641	20,797	14,947	11,313	13,919
Compensation expense related to restricted stock in the SnapGear, Inc. acquisition	—	4,387	—	—	—
Class action settlement	—	—	3,900	—	—

Total operating expenses	44,317	32,604	24,788	16,018	19,369

Operating income (loss)	721	(454)	(379)	(841)	(2,940)

Other income (expense):
Interest income (expense), net	202	148	111	58	(830)
Loss on sale of assets	—	—	(33)	(18)	(106)
Other income (expense)	(50)	376	205	193	(90)

Total other income (expense)	152	524	283	233	(1,026)

Income (loss) before income taxes and cumulative effect of change in accounting principle	873	70	(96)	(608)	(3,966)

Income tax (expense) / benefit	(112)	1,700	4,167	—	—

Net Income ( loss) before cumulative effect of change in accounting principle	761	1,770	4,071	(608)	(3,966)
Cumulative effect of change in accounting principle	—	—	—	—	(431)

Net income (loss)	761	1,770	4,071	(608)	(4,397)

Diluted income (loss) per share	$0.02	$0.06	$0.16	$(0.03)	$(0.33)

Balance Sheet Data:
Current assets	$39,758	$26,958	$27,908	$12,605	$11,024
Total assets	115,405	96,727	35,159	14,130	13,099

Long term obligations	12,065	10,278	—	—	—
Shareholders’ equity	73,284	66,042	14,671	6,956	6,474

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information Regarding Forward-Looking Statements
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
Additional discussions of these and other factors affection our business and prospects is contained in our periodic filings with the SEC, copies which can be obtained at the Investor Relations section of our website at www.cyberguard.com.
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
Acquisitions
On November 26, 2003, the Company completed the acquisition of SnapGear, Inc., a Delaware corporation (“SnapGear” “SG”), pursuant to an Agreement and Plan of Merger dated November 12, 2003 (“Agreement”). SnapGear, a privately-held company founded in Australia, is a leading developer of embedded Linux security and offers a popular line of edge firewall/VPN security appliances for the small to medium enterprise markets.
The consideration to SnapGear was approximately $18.5 million in cash and stock. The $18.5 million consideration consisted of: (a) approximately 2 million shares of the Company’s common stock valued at $16.9 million; and (b) cash of approximately $1.6 million.
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
On April 29, 2004, the Company completed the acquisition of German high-end content security vendor Webwasher AG (“Webwasher”) for $37.5 million, of which $8.1 million was paid in cash and the remainder was in 3.1 million shares of the Company’s common stock valued at $29.01 million. Webwasher develops and markets standalone and integrated solutions for Internet content security and filtering, including URL filtering, e-mail and spam filtering, virus protection, SSL filtering, Instant Message/Peer-to-Peer blocking and Internet usage reporting. In accordance with the price protection clause of the Stock Purchase and Sale Agreement related to the acquisition of Webwasher, 334,368 shares were issued to the sellers of Webwasher during the quarter ended June 30, 2005. Based on the attainment of certain revenue targets by Webwasher in accordance with the Webwasher AG Stock Purchase and Sale Agreement, on June 30, 2005 the Company accrued 339,908 shares to be issued valued at $2.02 million. As of June 30, 2005 these shares had not been issued.

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
On March 11, 2005, the Company completed the acquisition of certain assets of Zix Corporation, a Texas corporation. The Company paid Zix Corporation $2.1 million in cash and executed a promissory note for $1.5 million. The First payment on this note of $0.5 million was paid on June 15, 2005. The terms of this note require the Company to make two further payments to Zix Corporation of $0.5 million each on September 15 and December 15, 2005.

Results of Operations
The following table sets forth certain of our consolidated statement of operations data as a percentage of total revenues for the periods indicated.

	Fiscal year ended June 30,
	2005	2004	2003
	(in percentages)
Revenues:
Products	75	75	69
Services	25	25	31

Total revenues	100	100	100

Cost of revenues:
Products	25	25	18
Services	7	8	8

Total cost of revenues	32	33	26

Gross profit	68	67	74

Operating expenses:
Research and development	15	16	18
Selling, general and administrative	52	43	45
Class action settlement	—	—	12
Compensation expense related to restricted stock in the SnapGear, Inc. acquisition	—	9	—

Total operating expenses	67	68	75

Operating income / (loss)	1	(1)	(1)

Other income:
Interest income (expense), net	—	—	—
Gain (loss) on sale of assets	—	—	—
Other income	—	1	1

Total other income	—	1	1

Income/ (Loss) before income taxes	1	—	—

Income tax benefit	—	4	13

Net income	1	4	13

Comparison of the Years Ended June 30, 2005 and 2004
Total revenues. Total revenues, which consist of product sales and software maintenance and professional services revenues, increased from $47.8 million for fiscal year 2004 to $66.1 million in fiscal year 2005, an increase of $18.3 million or 38%. The increase in total revenues was driven by the inclusion of the results of SnapGear and Webwasher for a full year, the continued focus on security by government and commercial enterprises world-wide and increased awareness of our product brand and new product offerings.
We categorize our revenues into three geographic regions: North America; Europe and the Middle East, (“EMEA”); and Asia and the Pacific Rim, (“APAC”). Revenues in North America, EMEA and APAC as a percentage of total revenues were approximately 44%, 43% and 13%, respectively, in fiscal year 2005 and 50%, 32% and 18%, respectively, in fiscal year 2004. All regions experienced increased sales in fiscal year 2005 compared to fiscal year 2004. Our total international revenues, which are revenues for customers outside North America, represented approximately 57% and 50% of the total revenues in fiscal year 2005 and 2004, respectively.
One distributor accounted for 11% of our total revenue in fiscal 2005. No single customer, distributor or reseller accounted for more than 10% of our total revenue in fiscal year 2004.
Product revenues. Product revenues consist primarily of firewall and VPN security appliances. Product revenues increased from $35.8 million in fiscal year 2004 to $49.7 million in fiscal year 2005, an increase of $13.9 million or 39%. $11.4 million of the increase in product revenue is due to the inclusion of product revenues of SnapGear and Webwasher for a full fiscal year versus a partial period in 2004. Both these companies were acquired during fiscal 2004. $2.5 million of the increase in product revenue is because the Company continued to see the benefits of increased brand awareness and continued traction from new product offerings. The Company realized channel growth as our partners won deals from competitors and developed new business. Product revenues for fiscal year 2005 were primarily from large enterprise customers and government entities, in both domestic and international markets. OEM sales to large service providers and systems integrators represented 8% of product sales for 2005 compared to 7% for 2004.
Service revenues. Service revenues consist primarily of maintenance contracts for technical support of our firewall/VPN appliances. Service revenues also include revenues from professional services such as training, consulting and installation. Service revenues increased from $12 million in fiscal year 2004 to $16.4 million in fiscal year 2005 an increase of $4.4 million or 37%. Annual maintenance/customer support revenues represented approximately $14.6 million or 89% of total 2005 service revenues. $2.3 million or 52% of the $4.4 million growth is due to incremental revenue contributed by SnapGear and Webwasher as a result of including their revenues for a full fiscal year. $2.1 million or 48% of the growth is due to a larger installed base during fiscal year 2005 resulting from additional product sales, as well as revenues from training, consulting and maintenance from customer support renewals for products sold in previous years.
Cost of revenues and gross profit. Total cost of revenues, which includes products and services costs, increased $5.4 million or 34% in fiscal year 2005 from $15.7 million in fiscal year 2004 to $21.1 million in fiscal year 2005. $4.6 million of the increase was due to the increased product sales and services revenues for fiscal year 2005 due to the inclusion of revenues of SnapGear and Webwasher for a full fiscal year versus a partial period in 2004. Total gross profit was 68% for fiscal year 2005 and 67% for fiscal year 2004. Gross profit is affected by a variety of factors including competition, the mix in average selling prices of products we currently offer, OEM sales, new product introduction and enhancements, fluctuation in manufacturing volumes and incremental cost of supporting the increased installed customer base. Product gross margin decreased to 66% in 2005 from 67% in 2004. The reduction in product related gross profit was primarily the result of a change in the product mix as a result of the inclusion of the results of SnapGear for a full year. The security solutions for the SG product range are used in regional, branch and small offices of small to medium-sized enterprises. These products fall into more of a commodity offering and margins are lower than the traditional CyberGuard offerings. In addition, the OEM component of SnapGear revenues has margins, which are substantially lower than those products that are sold through channel relationships. The gross margin was also negatively impacted by the amortization of acquisition related charges which totaled $2.1 million during 2005 compared to $0.9 million during 2004. Gross profit for services was $12.1 million, or 74%, for fiscal year 2005 as compared to $8.1 million, or 67%, for fiscal year 2004. The increase in service related gross profit was a result of an increase in service revenue of $4.4 million, with cost of service revenues only increasing $0.4m.
Operating expenses. For fiscal year 2005, total operating expenses increased to $44.3 million as compared to $32.6 million for the fiscal year 2004, an increase of $11.7 million or 36%. As a percentage of total revenues, operating expenses decreased from 68% in fiscal year 2004 to 67% in fiscal year 2005. Included in the operating expenses for the year ended June 30, 2005, was $2.5 million of acquisition related amortization of intangibles. Included in the operating expenses for the year ended June 30, 2004 was a non-recurring charge of $4.4 million for a non-cash compensation charge related to the SnapGear acquisition and $0.8 million of acquisition related amortization of intangibles. Excluding the amortization of acquisition related intangibles and the non-cash compensation charge, operating costs were $41.9 million, or 63% of total revenue in 2005 compared to $27.4 million or 57% of total revenue in 2004. The overall increase in operating expenses is due to an increase in development costs of $2.4 million, and an increase in selling, general and administrative expenses of $13.7 million. For a reconciliation of the Company’s operating expenses under generally accepted accounting principles, please see the table below under the heading “Non-GAAP Financial Information”.
Research and development expenses. Research and development expenses include salaries, non-capitalized equipment, software tools and facilities related costs. For fiscal year 2005, total research and development expenses increased $2.4 million to $9.8 million from $7.4 million for fiscal year 2004, or 32%. $2.0 million of the increase is the result of additional development costs associated with including the results of Webwasher and SnapGear for a full year. A decrease in software development costs capitalized during fiscal 2005 to $1.4 million, compared to $1.6 million of software development costs that were capitalized during fiscal 2004 also contributed to the increase. As a percentage of total revenue, research and development expenses decreased to 15% in fiscal year 2005 compared to 16% for fiscal year 2004.
Selling, general and administrative expenses. Selling, general and administrative expenses include salaries, commissions, human resources, finance, administrative support functions, and legal and accounting professional services. Selling, general and administrative expenses increased by $13.7 million or 67% to $34.5 million for fiscal year 2005 from $20.8 million for fiscal year 2004. $8.3 million of the increase is attributable to the inclusion of the results of SnapGear and Webwasher for a full year. The increase also includes an increase in amortization of acquisition related charges of $1.6 million. The remaining $3.8 million of the increase was due to increased marketing expenditures, commissions, payroll and professional fees. As a percentage of total revenue, selling, general and administrative expenses increased to 52% for fiscal year 2005 compared to 43% for fiscal year 2004.
Net interest income. Net interest income was $202,000 for fiscal year 2005 compared to net interest income of $148,000 for fiscal year 2004. The increase in net interest income was primarily the result of the $2.6 million increase in cash balances for fiscal year 2005 versus fiscal year 2004.
Other expense / income. Other expense was $50,000 for fiscal year 2005 versus $376,000 of other income for fiscal year 2004 and represents foreign currency gains / losses.
Income tax expense. The Company recorded an income tax expense of $112,000 for fiscal year 2005 compared to an income tax benefit of $1.7 million for fiscal year 2004. The income tax benefit in 2004 was the result of a release of the valuation allowance. There was no such release in 2005.
Net income and earnings per share. As a result of the factors described above, net income decreased to $0.8 million in fiscal 2005, or $0.02 per diluted share, compared to a net income of $1.7 million, or $0.06 per diluted share for the fiscal year 2004. The acquisition related charges described above, had the impact of reducing our earnings by $4.5 million during fiscal year 2005.
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

	Year Ended June 30, 2005				Year Ended June 30, 2004
	GAAP	Proforma		Proforma	GAAP	Proforma	Proforma
	Presentation	Adjustments		Presentation	Presentation	Adjustments	Presentation
Revenues:
Products	$49,677	$—		$49,677	$35,796	$—	$35,796
Services	16,421	—		16,421	12,016	—	12,016

Total revenues	66,098	—		66,098	47,812	—	47,812
Cost of revenues:
Products	16,783	(2,066)[1]		14,717	11,743	(905)[1]	10,838
Services	4,277	—		4,277	3,919	—	3,919

Total cost of revenues	21,060	(2,066)		18,994	15,662	(905)	14,757

Gross profit	45,038	2,066		47,104	32,150	905	33,055

Operating expenses:
Research and development	9,791	—		9,791	7,420	—	7,420
Selling, general and administrative	34,641	(2,463	) [1]	32,178	20,797	(844)1	19,953
Compensation expense related to restricted stock in the SnapGear, Inc. acquisition	—	—		—	4,387	(4,387)[2]	—

Total operating expenses	44,317	(2,463)		41,854	32,604	(5,231)	27,373

Operating income (loss)	721	4,529		5,250	(454)	6,136	5,682

	Year Ended June 30, 2005			Year Ended June 30, 2004
	GAAP	Proforma	Proforma	GAAP	Proforma	Proforma
	Presentation	Adjustments	Presentation	Presentation	Adjustments	Presentation
Other income (expense)
Interest income, net	202	—	202	148	—	148
Other (expense) / income	(50)	—	(50)	376	—	376

Total other income	152	—	152	524	—	524

Income before income taxes	873	4,529	5,402	70	6,136	6,206

Income tax (expense) / benefit[3]	(112)	—	(112)	1,700	—	1,700

Net income	$761	$4,529	$5,290	$1,770	$6,136	$7,906

Basic earnings per common share	$0.03		$0.17	$0.07		$0.34

Weighted average number of common shares outstanding	30,270	—	30,270	23,829	(522)[2]	23,307

Diluted earnings per common share	$0.02		$0.16	$0.06		$0.28

Weighted average number of common shares outstanding	32,087	—	32,087	28,363	(522)[2]	27,841

1 -	The proforma adjustment relates to amortization of acquisition related intangible assets and other acquisition related costs.

2 -	The proforma adjustment relates to a one-time non-recurring charge related to non-cash compensation for the SnapGear, Inc. acquisition.

3 -	The proforma adjustments have no tax effect since the Company is not in a tax paying position in the years presented.
Comparison of Years Ended June 30, 2004 and June 30, 2003
Total revenues. Total revenues, which consist of product sales and software maintenance and professional services revenues, increased from $33.0 million for fiscal year 2003 to $47.8 million in fiscal year 2004, or 45%. The increase in total revenues was driven by the increase in the number of products we currently offer, the continued focus on security by government and commercial enterprises world-wide, increased awareness of our product brand and new product offerings as a result of our acquisition of SnapGear, Inc. in November 2003 and Webwasher in April 2004.
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
Product revenues. Product revenues consist primarily of firewall and VPN security appliances. Product revenues increased from $22.6 million in fiscal year 2003 to $35.8 million in fiscal year 2004, or 58%. The increase in product revenues is primarily the result of increased brand awareness, channel growth, penetrating into new markets and new product offerings as a result of our acquisition of SnapGear, Inc. in November 2003 and Webwasher in April 2004. The majority of our product revenues for fiscal year 2004 were generated from large enterprise customers and government entities, in both domestic and international markets. An additional component of our product revenue in fiscal 2004 is OEM sales to large service providers and systems integrators resulting from our acquisition of SnapGear, Inc.
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
Cost of revenues and gross profit. Total cost of revenues, which includes products and services costs, increased from $8.6 million in fiscal year 2003 to $15.7 million in fiscal year 2004, or 83%. The increase was primarily due to the increased product sales and services revenues for fiscal year 2004. Total gross profit was 67% for fiscal year 2004 and 74% for fiscal year 2003. Gross profit is affected by a variety of factors including competition, the mix in average selling prices of products we currently offer, OEM sales, new product introduction and enhancements, fluctuation in manufacturing volumes and incremental cost of supporting the increased installed customer base. The reduction in product related gross profit was primarily the result of a change in the product mix as a result of the acquisition of SnapGear, Inc. in November of 2003. The security solutions for the SG product range are used in regional, branch and small offices of small to medium-sized enterprises. These products fall into more of a commodity offering and margins are lower than the traditional CyberGuard offerings. In addition, the OEM component of revenues has margins, which are substantially lower than those products that are sold through channel relationships. The gross margin was also negatively impacted by the amortization of acquisition related charges which totaled 905,000 during 2004. Gross profit for services was $8.1 million, or 67%, for fiscal year 2004 as compared to $7.7 million, or 74%, for fiscal year 2003. The decrease in service related gross profit was a result of the increase in headcount of the support maintenance engineers.

Operating expenses. For fiscal year 2004, total operating expenses increased to $32.6 million as compared to $24.8 million for the fiscal year 2003, or 32%. As a percentage of total revenues, operating expenses decreased from 75% in fiscal year 2003 to 68% in fiscal year 2004. Included in the operating expenses for the year ended June 30, 2004 was a non-recurring charge of $4.4 million for a non-cash compensation charge related to the SnapGear, Inc. acquisition and $844,000 of acquisition related amortization of intangibles. Excluding the non-cash compensation charge and the amortization of acquisition related intangibles, operating costs were $28.2 million, or 59% of total revenue. The increase in total operating expenses in fiscal year 2004 from fiscal year 2003, excluding acquisition related amortization and other non-recurring charges from both years, was $6.7 million, or 32%. The overall increase in operating expenses is due primarily to the increase in development costs of $1.5 million, and an increase in selling, general and administrative expenses of $5.3 million. The increase in both operating expense categories is as a result of the acquisitions made during the current year. Operating expenses are expected to increase in fiscal 2005 as a result of including the operating expenses of the acquired companies for a full twelve months. For a reconciliation of the Company’s operating expenses under generally accepted accounting principles, please see the table below under the heading “Non-GAAP Financial Information”.
Research and development expenses. Research and development expenses include salaries, non-capitalized equipment, software tools and facilities related costs. For fiscal year 2004, total research and development expenses increased to $7.4 million from $5.9 million for fiscal year 2003, or 25%. Sixty five percent of the increase is the result of additional development associated with the acquisitions during the year and the balance is due to the increase in headcount of the existing development organization. As a percentage of total revenue, research and development expenses decreased to 16% in fiscal year 2004 compared to 18% for fiscal year 2003 due primarily to the growth in revenues during the year and the increase in capitalization of software development costs during fiscal 2004 of $1.6 million relating to the latest release of the software, compared to $179,000 of software development costs that were capitalized during fiscal 2003. Research and development expenses are expected to increase in fiscal 2005 as a result of including the research and development expenses of the acquired companies for a full twelve months.
Selling, general and administrative expenses. Selling, general and administrative expenses include salaries, commissions, human resources, finance, administrative support functions, and legal and accounting professional services. Selling general and administrative expenses increased by $5.8 million or 39% to $20.8 million for fiscal year 2004 from $14.9 million for fiscal year 2003. The increase was due to labor related expenses, including increases in bonuses, commissions as a result of including the costs of the acquired companies as well as option related payroll costs incurred. The increase also includes an increase in amortization of acquisition related charges of $540,000. As a percentage of total revenue, selling, general and administrative expenses decreased to 43% for fiscal year 2004 compared to 45% for fiscal year 2003.
Selling, general and administrative expenses are expected to increase in fiscal 2005 as a result of including selling, general and administrative expenses of the acquired companies for a full twelve months.
Compensation expense related to restricted stock. The restricted stock compensation balance of $4.4 million recorded in connection with the acquisition of SnapGear, Inc., represented the portion of the purchase consideration linked to continued employment of certain key employees of SnapGear, Inc. This amount was written off as a one-time non-cash charge during fiscal year 2004 as a result of the Company’s election to remove the employment requirement from the restricted stock agreement. The restricted stock agreement still requires release of stock to these employees from escrow over a two year period beginning November 26, 2004.
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

	Year Ended June 30, 2004			Year Ended June 30, 2003
	GAAP	Proforma	Proforma	GAAP	Proforma	Proforma
	Presentation	Adjustments	Presentation	Presentation	Adjustments	Presentation
Revenues:
Products	$35,796	$—	$35,796	$22,632	$—	$22,632
Services	12,016	—	12,016	10,348	—	10,348

Total revenues	47,812	—	47,812	32,980	—	32,980
Cost of revenues:
Products	11,743	(905)[1]	10,838	5,884	(130)[1]	5,754
Services	3,919	—	3,919	2,687	—	2,687

Total cost of revenues	15,662	(905)	14,757	8,571	(130)	8,441

Gross profit	32,150	905	33,055	24,409	130	24,539

Operating expenses:
Research and development	7,420	—	7,420	5,941	—	5,941
Selling, general and administrative	20,797	(844)1	19,953	14,947	(173)[1]	14,774
Compensation expense related to restricted stock in the SnapGear acquisition	4,387	(4,387)[3]	—	—	—	—
Class action settlement	—	—	—	3,900	(3,900)[2]	—

Total operating expenses	32,604	(5,231)	27,373	24,788	(4,073)	20,715

Operating income (loss)	(454)	6,136	5,682	(379)	4,203	3,824

Other income (expense)
Interest income, net	148	—	148	111	—	111
Loss on sale of assets	—	—	—	(33)	—	(33)
Other income	376	—	376	205	—	205

Total other income	524	—	524	283	—	283

Income / (Loss) before income taxes	70	6,136	6,206	(96)	4,203	4,107

Income tax benefit[4]	1,700	—	1,700	4,167	—	4,167

Net income	$1,770	$6,136	$7,906	$4,071	$4,203	$8,274

Basic earnings per common share	$0.07		$0.34	$0.21		$0.42

Weighted average number of common shares outstanding	23,829	(522)[2]	23,307	19,856	—	19,856

Diluted earnings per common share	$0.06		$0.28	$0.16		$0.33

Weighted average number of common shares outstanding	28,363	(522)[2]	27,841	24,893	—	24,893

1 -	The proforma adjustment relates to amortization of acquisition related intangible assets.

2 -	The proforma adjustment relates to a one-time non-recurring charge for the settlement of the class-action lawsuit.

3 -	The proforma adjustment relates to a one-time non-recurring charge related to non-cash compensation for the SnapGear acquisition .

4 -	The proforma adjustments have no tax effect since the Company is not in a tax paying position in the years presented.
Liquidity and Capital Resources
At June 30, 2005, our principal source of liquidity was $15 million of cash and cash equivalents on hand, which consist principally of commercial paper and U.S. government securities. For the fiscal year 2005, our cash and cash equivalents and short-term investments increased by $2.6 million to $15 million from $12.4 million at June 30, 2004.
Cash provided by operating activities was $6.4 million for fiscal year 2005. For fiscal year 2004, cash provided by operating activities was $4.8 million. For fiscal year 2005, cash from operations was primarily affected by a $4.8 million adjustment to net income for amortization expenses, a $6.7 million increase in deferred income and a $1.8 million increase in accrued expenses, offset by a $10.1 million increase in accounts receivable.
Net cash used in investing activities was $7.0 million in fiscal year 2005. Net cash used in investing activities was $10.1 million in fiscal year 2004, primarily as a result of the acquisition of Webwasher expenditure of $8.1 million and investments in capitalized software of $1.6 million. Net cash provided by financing activities was $3.1 million for fiscal year 2005 and $5.8 million for fiscal year 2004. In fiscal year 2005 and 2004, the cash provided by financing activities was primarily the proceeds from stock options exercised and warrants converted.

At June 30, 2005, our contractual obligations were as follows:

	Payments due in:
Contractual obligations	Total	2006	2007	2008	2009	2010	thereafter
Operating lease obligations	3,995,000	671,000	405,000	358,000	368,000	379,000	1,814,000
Additional information regarding our financial commitments as of June 30, 2005 is contained in Note 10 to the financial statements. The Company had no off-balance sheet arrangements as of June 30, 2005. Currently, we have no agreements or arrangements for third parties to provide us with sources of liquidity and capital resources. We believe our existing cash; cash equivalents and short-term investments will be sufficient to meet our cash requirements at least through the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, acquisitions, the timing and extent of spending on support, product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancement to existing products, and market acceptance of our products. We are not aware of any known demands, commitments, events or uncertainties that will result or that are reasonably likely to result in our liquidity increasing or decreasing in a material way. There can be no assurance, however, that the assumptions upon which we base our future working capital and capital expenditure requirements will prove to be correct. If these assumptions are not correct, we may be required to raise additional capital through loans or the issuance of debt or equity securities. To the extent we raise additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. Moreover, additional capital may be unavailable to us on acceptable terms, or may not be available at all.
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
Revenues from product sales are recognized only when a contract or agreement has been executed, delivery of the appliance has occurred or for software licenses an authorization code or subscription activation has been delivered to the customer, the fee is fixed and determinable and we believe collection is probable. Product revenue is generally recognized on product shipment; this includes the transfer of both title and risk of loss, provided that no significant obligations remain. There is no product right of return available to the customer. For software licenses, revenue is generally recognized on the delivery of the authorization code for perpetual licenses or upon activation of the subscription licenses. Subscription license revenue is recognized ratably over the life of the subscription. We defer revenues on product sales for new value added resellers where we are unable to determine the ability of the reseller to honor a commitment to make fixed or determinable payment. Revenue is deferred until the resellers demonstrate consistency of payment within terms and there are no instances where we have to take back the product because of non-payment for a three-month period. For the year ended June 30, 2005, three resellers were reclassified from cash basis to accrual, based on a reasonable assurance of collectibility from evaluating their payment history and no product returns. The impact of the reclassifications did not have a material effect on revenue.
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
Goodwill - In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performs its test of goodwill on an annual basis as of May 31 to determine if impairment has occurred. Testing would be done on a more frequent basis, if impairment indicators arise. No impairment has been identified or recorded during fiscal 2005 or 2004.
Intangible Assets – Intangible assets are primarily an allocation of a portion of the purchase price in connection with the SnapGear, Inc. and Webwasher AG acquisitions and the acquisition of certain assets of Zix Corporation to the following separate and identifiable intangible assets: Developed Technology, Trade Name and Customer Base. Intangible assets are stated at cost, less accumulated amortization. Amortization is computed by the straight-line method using the estimated useful lives of the assets, which range from 2 1 / 2 to 5 years. The Trade Name was determined to have an indefinite life and is not being amortized but is subject to impairment testing.
Software Development Costs. The Company capitalizes costs related to the development of certain software products in accordance with Statement of Financial Accounting Standards No. 86, “Accounting For the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”) which requires capitalization to begin when technological feasibility has been established and ends when the product is available for general release to customers. Software development costs incurred prior to technological feasibility, defined by implementation of a beta project, are considered research and development costs and are expensed as incurred. Capitalized costs are amortized on a straight-line method over two to five years and is the greater of the two amounts calculated using the methods noted in SFAS 86.
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
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of ABP Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS No. 153”). SFAS No 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company beginning on July 1, 2005. The Company is currently evaluating the effect that the adoption of SFAS No. 153 will have, if any, on its consolidated results of operations and financial position.
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. This statement is applicable for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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
Foreign currency risk. The majority of our sales and the majority of our expenses are currently denominated in US dollars. As a result, we have not experienced material foreign currency exchange gains and losses except those disclosed in Note 2 of the accompanying audited consolidated financial statements. As a large international organization, however, we face exposure to adverse movements in foreign currency exchange rates. With our acquisition of Webwasher AG and our sales performance this past year in Europe, the percentage of our business with exposure to currency risk is increasing. These exposures may change over time as business practices evolve and could have a material impact on our financial results in the future. Although we have not engaged in foreign currency hedging to date, we may do so in the future.

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
September 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
CyberGuard Corporation and Subsidiaries
We have audited the accompanying consolidated balance sheets of CyberGuard Corporation and Subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CyberGuard Corporation and Subsidiaries as of June 30, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.
Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of CyberGuard Corporation’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 1, 2005 expressed an unqualified opinion.

Grant Thornton LLP

/s/ GRANT THORNTON LLP

Ft. Lauderdale, Florida
September 1, 2005

CYBERGUARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	June 30,	June 30,
	2005	2004
ASSETS
Cash and cash equivalents	$15,003	$12,447
Restricted cash	298	197
Accounts receivable, less allowance for uncollectible accounts of $480 and $365 at June 30, 2005 and 2004, respectively	19,456	9,461
Inventories	1,753	2,063
Other current assets	3,248	2,790

Total current assets	39,758	26,958

Property and equipment at cost, less accumulated depreciation of $5,562 and $4,619 at June 30, 2005 and 2004, respectively	3,366	1,673
Capitalized software, less accumulated amortization of $2,547 and $2,166 at June 30, 2005 and 2004, respectively	2,521	1,530
Intangible assets, less accumulated amortization of $6,452 and $2,055 at June 30, 2005 and 2004, respectively	20,316	20,262
Goodwill	45,339	40,625
Deferred tax asset, net	3,864	5,575
Other assets	241	104

Total assets	$115,405	$96,727

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$3,769	$2,951
Deferred revenue, current portion	16,500	11,706
Note payable	974	—
Accrued expenses and other liabilities	8,813	5,750

Total current liabilities	30,056	20,407

Deferred tax liability	5,755	7,466
Deferred revenue, less current portion	6,310	2,812

Total long-term liabilities	12,065	10,278

Total liabilities	42,121	30,685

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock par value $0.01; authorized 5,000 shares; none issued	—	—
Common stock par value $0.01; authorized 50,000 shares; issued and outstanding 31,082 at June 30, 2005 and 28,528 at June 30, 2004	311	285
Additional paid-in capital	150,995	144,569
Accumulated deficit	(78,011)	(78,772)
Accumulated other comprehensive loss	(11)	(40)

Total shareholders’ equity	73,284	66,042

Total liabilities and shareholders’ equity	$115,405	$96,727

The accompanying notes are an integral part of these consolidated financial statements.

CYBERGUARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Amounts in thousands, except per share data)

	Years Ended
	June 30,	June 30,	June 30,
	2005	2004	2003
Revenues:
Products	$49,677	$35,796	$22,632
Services	16,421	12,016	10,348

Total revenues	66,098	47,812	32,980
Cost of revenues:
Products	16,783	11,743	5,884
Services	4,277	3,919	2,687

Total cost of revenues	21,060	15,662	8,571

Gross profit	45,038	32,150	24,409

Operating expenses:
Research and development	9,791	7,420	5,941
Selling, general and administrative	34,526	20,797	14,947
Compensation expense related to restricted stock issued in connection with the SnapGear, Inc. acquisition	—	4,387
Class action settlement	—	—	3,900

Total operating expenses	44,317	32,604	24,788

Operating income / (loss)	721	(454)	(379)

Other income (expense)
Interest income, net	202	148	111
Loss on sale of assets	—	—	(33)
Other (expense) / income	(50)	376	205

Total other income	152	524	283

Income / (Loss) before income taxes	873	70	(96)

Income tax (expense) / benefit	(112)	1,700	4,167

Net income	$761	$1,770	$4,071

Basic earnings per common share	$0.03	$0.07	$0.21

Weighted average number of common shares outstanding	30,270	23,829	19,856

Diluted earnings per common share	$0.02	$0.06	$0.16

Diluted weighted average number of common shares outstanding	32,087	28,363	24,893

The accompanying notes are an integral part of these consolidated financial statements.

CYBERGUARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)

	Years Ended
	June 30,	June 30,	June 30,
	2005	2004	2003
Cash flows from operating activities:
Net income	$761	$1,770	$4,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	943	1,245	1,048
Amortization	4,778	1,930	544
Compensation expense related to restricted stock issued in connection with the SnapGear, Inc. acquisition	—	4,387	—
Loss on disposal of property & equipment	—	—	33
Deferred tax benefit	—	(1,700)	(4,249)
Provision for uncollectible accounts receivable	115	229	598
Provision for inventory	47	—	—
Compensation expense related to stock options	—	11	81
Non cash expense for Company 401(k) match	522	442	362

Changes in assets and liabilities (excluding the effect of acquisitions):
(Increase) in accounts receivable	(10,111)	(1,275)	(3,053)
(Increase) in other current assets	(536)	(710)	(122)
Decrease / (Increase) in inventories	263	720	(439)
Decrease / (Increase) in other assets, net	83	179	(189)
Increase in accounts payable	818	839	437
Increase / (Decrease) in accrued expenses and other liabilities	1,841	(1,339)	331
Increase in deferred revenue	6,714	1,925	1,746
Decrease / (Increase) in receivable from insurance company	—	6,500	(6,500)
(Decrease) / Increase in litigation payable	—	(10,400)	10,400

Net cash provided by operating activities	6,240	4,753	5,099

Cash flows used in investing activities
(Increase) / Decrease in restricted cash	(101)	284	(335)
(Increase) in intangible assets	(635)	—	—
Capitalized software costs	(1,372)	(1,550)	(179)
Purchase of property and equipment	(2,604)	(660)	(666)
Acquisition of certain assets of Zix Corporation	(2,310)	—	—
Acquisition of certain assets of Netoctave	—	—	(300)
Acquisition of SnapGear, Inc., net of cash acquired	—	(35)	—
Acquisition of Webwasher AG, net of cash acquired	—	(8,166)	—

Net cash used in investing activities	(7,022)	(10,127)	(1,480)

Cash flows provided by financing activities:
Repayment of notes payable	(483)	—	(140)
Proceeds from stock options exercised	421	4,820	2,442
Proceeds from warrant conversion	3,169	857	—
Proceeds from issuance of common stock in stock purchase plan	202	168	96

Net cash provided by financing activities	3,309	5,845	2,398

Effect of exchange rate change on cash	29	(119)	(88)

Net increase in cash	2,556	352	5,929
Cash and cash equivalents at beginning of period	12,447	12,095	6,166

Cash and cash equivalents at end of period	$15,003	$12,447	$12,095

Supplemental disclosure of cash flow information
Cash paid for interest	$17	$—	$7

Cash paid for income taxes	$66	$28	$112

Supplemental disclosure of non-cash information
The accompanying notes are an integral part of these consolidated financial statements.

In connection with the acquisition of certain assets from Zix Corporation, the Company paid Zix $2,126 in cash and signed a promissory note for $1,500. The following assets and liabilities were acquired:

Current assets

Other current assets	$142

Total current assets	142

Non-current assets
Property and equipment	32
Customer base	3,700
Goodwill	1,302

Total non-current assets	5,034

Current liabilities
Deferred revenue	1,387

Total current liabilities	1,387

Deferred revenue, less current portion	190

Total assets acquired	$3,599

During fiscal 2004, as explained in Note 3, the Company issued 3,134 shares as part of the purchase consideration to acquire Webwasher AG and 1,651 shares as part of the purchase consideration to acquire SnapGear, Inc. During fiscal 2003 the Company issued 107 shares as part of the purchase consideration to acquire Netoctave. In accordance with the earnout provisions of the purchase agreement related to the acquisition of SnapGear, during fiscal 2005, 342 shares valued at $2,138 were issued to the sellers of SnapGear based on the achievement of certain revenue levels in accordance with the agreement. In accordance with the price protection clause of the Stock Purchase and Sale agreement related to the acquisition of Webwasher AG, 334 shares were issued to the sellers of Webwasher AG during the quarter ended June 30, 2005. Based on the attainment of certain revenue targets by Webwasher in accordance with the Webwasher AG Stock Purchase and Sale Agreement, on June 30, 2005, the Company accrued 340 shares to be issued valued at $2.02 million. As of June 30, 2005 these shares had not been issued.
During fiscal 2002, approximately 310 options to purchase shares of the Company’s common stock were issued at a below market price, which required the Company to record approximately $11 and $22 in compensation expense during fiscal year 2004 and 2003.
During fiscal year 2003, the Company’s former CEO, Scott Hammack, participated in a special option program where he received no salary for twelve months which required the Company to record compensation expense of $59 in 2003.
The accompanying notes are an integral part of these consolidated financial statements.

CYBERGUARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands, except share data)

					Accumulated
					Other
	Common Stock	Common Stock	Additional Paid	Accumulated	Comprehensive
	Shares	Par Value	in Capital	Deficit	Income / (Loss)	Total
Balance June 30, 2002	19,099,682	$191	$91,211	$(84,613)	$167	$6,956

Net income				4,071		4,071
Translation adjustment					(88)	(88)
Adjustment for stock option activity			82			82
Issuance of common stock related to NetOctave acquisition	107,419	1	749			750
Issuance of common stock related to the exercise of options	1,598,976	16	2,426			2,442
Issuance of common stock under employee benefit plans	146,428	2	456			458

Balance June 30, 2003	20,952,505	210	94,924	(80,542)	79	14,671

Net income				1,770		1,770
Translation adjustment					(119)	(119)
Adjustment for stock option activity			11			11
Issuance of common stock related to SnapGear, Inc. acquisition	1,650,876	16	14,397			14,413
Issuance of common stock related to Webwasher AG acquisition	3,133,929	31	28,978			29,009
Issuance of common stock related to the exercise of options	2,264,528	23	4,797			4,820
Issuance of common stock related to warrant conversion	445,857	4	853			857
Issuance of common stock under employee benefit plans	80,270	1	609			610

Balance June 30, 2004	28,527,965	285	144,569	(78,772)	(40)	66,042

Net income				761		761
Translation adjustment					29	29
Adjustment for stock option activity
Issuance of common stock related to SnapGear, Inc. acquisition	342,054	4	2,134			2,138
Issuance of common stock related to Webwasher AG acquisition	334,368	3	(3)
Issuance of common stock related to the exercise of options	182,164	2	419			421
Issuance of common stock related to warrant conversion	1,584,484	16	3,153			3,169
Issuance of common stock under employee benefit plans	111,939	1	723			724

Balance June 30, 2005	31,082,974	$311	$150,995	$(78,011)	$(11)	$73,284
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
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Consolidation. The consolidated financial statements of CyberGuard Corporation and its subsidiaries (CyberGuard Federal Corp., CyberGuard Europe Ltd., SnapGear, Inc., CyberGuard Pty, Ltd., Webwasher AG and CyberGuard KK) include the accounts of the Company and its subsidiaries over which it maintains control. All significant inter-company balances and transactions have been eliminated.
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
Cash Equivalents and Restricted Cash. The Company considers all investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash balances held in foreign banks in Europe and Australia were $3,819 and $1,228 at June 30, 2005 and 2004, respectively. Restricted cash is unavailable to the Company until certain contractual terms and conditions are met.
Restricted cash as of June 30, 2005 and 2004 consists of the following:

	2005	2004
Cash held on behalf of employees for purchase of Company stock	$160	$86
Cash held on behalf of employees for flexible reimbursement plan	—	14
Certificate of deposit as collateral for Australian payroll taxes	107	97
Security deposit for European facilities under operating leases	31	—

Total restricted cash	$298	$197

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
Property and Equipment. Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by the straight-line method using the estimated useful lives of the assets, which range from 1 to 10 years. Maintenance and repairs are charged to expense as incurred. Expenditures for renewals and improvements that significantly add to the useful life are capitalized. Upon sale, retirement or other disposition of these assets, the cost and the related accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is included in the consolidated statement of operations.
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
Software Development Costs. The Company capitalizes costs related to the development of certain software products in accordance with Statement of Financial Accounting Standards No. 86, “Accounting For the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”) which requires capitalization to begin when technological feasibility has been established and ends when the product is available for general release to customers. Software development costs incurred prior to technological feasibility, defined by implementation of a beta project, are considered research and development costs and are expensed as incurred. Capitalized costs are amortized on a straight-line method over two to five years and is the greater of the two amounts calculated using the methods noted in SFAS 86.
During 2005, the Company capitalized software development costs of $1,372 and incurred amortization of $381. During fiscal year 2004, the Company capitalized software development costs of $1,550 and incurred amortization of $178. During 2003, the Company capitalized software development costs of $179 and incurred amortization of $240.
Goodwill - On an annual basis, management assesses the composition of the Company’s assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the

CYBERGUARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
Company performs its test of goodwill on an annual basis as of May 31 to determine if impairment has occurred. Testing would be done on a more frequent basis, if impairment indicators arise. The test for impairment is based upon a number of factors, including operating results, business plans and projected future cash flows. No impairment has been identified or recorded during fiscal 2005 or 2004.
Intangible Assets – Intangible assets are primarily an allocation of a portion of the purchase price in connection with the SnapGear, Inc. and Webwasher AG acquisitions and the acquisition of certain assets of Zix Corporation to the following separate and identifiable intangible assets: Developed Technology, Trade Name and Customer Base. Intangible assets are stated at cost, less accumulated amortization. Amortization is computed by the straight-line method using the estimated useful lives of the assets, which range from 2 1 / 2 to 5 years. The Trade Name was determined to have an indefinite life and is not being amortized but is subject to impairment testing.
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
Revenues from product sales are recognized only when a contract or agreement has been executed, delivery of the appliance has occurred or for software licenses an authorization code or subscription activation has been delivered to the customer, the fee is fixed and determinable and we believe collection is probable. Product revenue is generally recognized on product shipment; this includes the transfer of both title and risk of loss, provided that no significant obligations remain. There is no product right of return available to the customer. For software licenses, revenue is generally recognized on the delivery of the authorization code for perpetual licenses or upon activation of the subscription licenses. Subscription license revenue is recognized ratably over the life of the subscription. We defer revenues on product sales for new value added resellers where we are unable to determine the ability of the reseller to honor a commitment to make fixed or determinable payment. Revenue is deferred until the resellers demonstrate consistency of payment within terms and there are no instances where we have to take back the product because of non-payment for a three-month period. For the year ended June 30, 2005, three resellers were reclassified from cash basis to accrual, based on a reasonable assurance of collectibility from evaluating their payment history and no product returns. The impact of the reclassifications did not have a material effect on revenue.
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
Product Warranty. The Company records a liability for warranty claims at the time of sale, for certain sales made by its SnapGear, Inc. and CyberGuard Pty, Ltd. subsidiary. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, anticipated releases of new products and other factors. Claims experience could be materially different from actual results because of the introduction of new, more complex products; a change in the Company’s warranty policy in response to industry trends, competition or other external forces; or manufacturing changes that could impact product quality. These sales represented less than 0.04 percent of total sales for the year ended June 30, 2005 and the product warranty reserve at June 30, 2005 is insignificant.
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
Comprehensive income, for the years ended June 30, 2005, 2004 and 2003, was as follows:

	Year ended	Year ended	Year ended
	June 30,	June 30,	June 30,
	2005	2004	2003
Net Income	$761	$1,770	$4,071
Change in CTA	29	(119)	(88)
Comprehensive Income	$790	$1,651	$3,983
Deferred Revenue. Deferred revenue represents amounts billed or payments received for subscription licenses and maintenance in advance of the services to be rendered over a future period of time. Such amounts are recognized ratably over the license or service term.
Reclassifications. Certain prior period amounts have been reclassified to conform to the current year presentation.
Advertising Expense. The Company expenses advertising and promotional costs as incurred. Advertising expense for the years ended June 30, 2005, 2004, and 2003 was $1,996, $2,120 and $1,412, respectively and are included as a component of selling, general and administrative expenses in the accompanying consolidated statements of income.

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
Foreign Currency Translation. Some of the Company’s foreign operations utilize the local foreign currency as the functional currency. The results of operations and cash flows for the foreign operations are translated at an average exchange rate for the period, and the assets and liabilities of the foreign operations are translated at the exchange rate at the end of the period. Translation adjustments are included in stockholders’ equity. Transaction gains or losses are included in determining net income / (loss) for the period and are recorded as other income/expense. During fiscal year 2005, the Company recognized a net transaction loss of $234 and during fiscal year 2004 and 2003, the Company recognized net transaction gains of $232 and $173, respectively.
Stock–Based Compensation. The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for the continued use of recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for those plans. The Company applies the recognition and measurement principles of APB 25 and related interpretations in accounting for stock based compensation. For the years ended June 30, 2005, 2004 and 2003 there was approximately $0, $11 and $81 of stock based compensation included in the income statement. Stock based compensation was the result of stock options granted with strike prices below market value at the date of the grant. The table below illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future periods or of the value of all options currently outstanding.
The Company determined the fair value of the options it granted using the Black-Scholes option valuation model. This model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
The fair value method for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2005, 2004 and 2003, respectively: risk-free interest rates were 4.24%, 4.27% and 2.94%; an expected dividend yield of 0%, the volatility factors of the expected market price of the Company’s common stock were 56%, 58% and 94%; and a weighted average expected life of the option of 3 years for each period.

	Year ended June 30,
	2005	2004	2003
Net income, as reported	$761	$1,770	$4,071
Add: Stock-based employee compensation expense included in net income, net of related tax effects	—	11	81

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(2,850)	(1,912)	(2,928)

Pro forma net income / (loss)	$(2,089)	$(131)	$1,224

Earnings / (loss) per share:

Basic—as reported	$0.03	$0.07	$0.21
Basic—pro forma	$(0.07)	$(0.01)	$0.06

Diluted—as reported	$0.02	$0.06	$0.16
Diluted—pro forma	$(0.07)	$(0.01)	$0.05
Net Income Per Share. Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur, assuming stock options, warrants or other contracts to issue common stock were exercised, using the treasury stock method. When the effects of the outstanding stock options, warrants and/or convertible securities are anti-dilutive, they are not included in the calculation of diluted earnings per share. For the years ended June 30, 2005, 2004 and 2003, anti-dilutive warrants and convertible securities excluded from the determination of diluted earnings per share totaled 1,077,975, 139,094, and 567,644, respectively. The table below illustrates the components of earnings per share.

CYBERGUARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

	Year Ended June 30,
	2005	2004	2003
Net income	761	$1,770	$4,071
Weighted average number of common shares outstanding	30,269,525	23,829,000	19,856,000
Dilutive effect of:
Employee stock options	1,615,354	3,028,000	3,634,000
Warrants	202,189	1,506,000	1,403,000

Diluted weighted average number of common shares outstanding	32,087,068	28,363,000	24,893,000

Earnings/(loss) per share
Basic	$0.03	$0.07	$0.21
Diluted	$0.02	$0.06	$0.16
(3) ACQUISITIONS
SnapGear, Inc.
On November 26, 2003, the Company completed the acquisition of SnapGear, Inc., a Delaware corporation (“SnapGear” “SG”), pursuant to an Agreement and Plan of Merger dated November 12, 2003 (“Agreement”). SnapGear, a privately-held company founded in Australia, is a leading developer of embedded Linux security and offers a popular line of edge firewall/VPN security appliances for the small to medium enterprise markets.
The consideration to SnapGear was approximately $18.5 million in cash and stock. The $18.5 million consideration consisted of: (a) approximately 2 million shares of the Company’s common stock valued at $16.9 million; and (b) cash of approximately $1.6 million. In accordance with the earnout provisions of the purchase agreement related to the acquisition of SnapGear, during fiscal 2005, 342,000 shares valued at $2,138 were issued to the sellers of SnapGear based on the achievement of certain revenue levels in accordance with the agreement.
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

Cash at closing	$1,582
Acquisition costs — direct	346
Contingent earnout	2,137
CyberGuard stock	14,414

Total Purchase Price	18,479

Less: Fair value of identifiable assets acquired:
Cash	1,892
Restricted cash	102
Accounts receivable, net	39
Inventory	2,423
Plant & equipment	115

4,571

Plus: Fair value of liabilities assumed:
Accounts payable	416
Customer deposits	507
Accrued expenses	669
Deferred tax liability	1,110

2,702

Less:
Restricted stock compensation	4,387
Fair value of developed technology(1)	1,000
Fair value of customer relationships(1)	2,000
Excess of cost over fair value of net assets acquired; goodwill	$9,223

(1)	Separate and identifiable intangible assets subject to amortization

CYBERGUARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
The following values were assigned to intangible assets; (a) developed technology — $1,000 and (b) customer relationships — $2,000. A useful life of 30 months was assigned to developed technology and 60 months to customer relationships. Amortization expense included in the results of operations for these intangible assets acquired, for the year ended June, 2004, was $466. Restricted stock compensation expense of $4,387, related to shares issued to SnapGear, Inc. employees that were contingent on their future employment over a two year period and was initially amortized to expense over the contingent employment period. The unamortized balance was written off as a one-time non-cash charge as a result of the Company’s January 2004 election to remove the employment requirement from the restricted stock agreement. The restricted stock agreement still requires release of stock to these employees from escrow over a two year period beginning November 26, 2004. The results of operations of CyberGuard Pty, Ltd. have been included in the consolidated statement of operations from November 27, 2003 through June 30, 2004.
Webwasher AG
On April 29, 2004, the Company completed the acquisition of German high-end content security vendor Webwasher AG for $37,500, of which $8,100 was paid in cash and the remainder was in 3,134,000 shares of the Company’s common stock valued at $29,010. Webwasher AG develops and markets standalone and integrated solutions for Internet content security and filtering, including URL filtering, e-mail and spam filtering, virus protection, SSL filtering, Instant Message/Peer-to-Peer blocking and Internet usage reporting. In accordance with the price protection clause of the Stock Purchase and Sale Agreement related to the acquisition of Webwasher AG, 334,368 shares were issued to the sellers of Webwasher AG during the quarter ended June 30, 2005. Based on the attainment of certain revenue targets by Webwasher in accordance with the Webwasher AG Stock Purchase and Sale Agreement, on June 30, 2005, the Company accrued 340 shares to be issued valued at $2.02 million. As of June 30, 2005 these shares had not been issued.
The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed. The acquisition was accounted for using the purchase method of accounting, as required by Statement of Financial Accounting Standard No. 141, “Business Combinations.” Under this method of accounting, the Company allocated the purchase price to the fair value of the assets acquired, including identified intangible assets. The allocation was based on management’s estimates, which included an independent third party valuation. The purchase price included closing costs of $433.

Cash at closing	$8,097
Acquisition costs — direct	433
Contingent earnout	2,022
CyberGuard stock	29,010

Total Purchase Price	39,562

Less: Fair value of identifiable assets acquired:
Cash	364
Accounts receivable, net	770
Other current assets	1,113
Inventory	3
Plant & equipment	398

2,648

Plus: Fair value of liabilities assumed:
Accounts payable	474
Deferred revenues	6,389
Accrued expenses	2,445
Deferred tax liability	6,730

16,038

Less:
Fair value of developed technology (1)	4,891
Fair value of customer base (1)	8,200
Fair value of trade name (2)	5,100

Excess of cost over fair value of net assets acquired; goodwill	$34,761

(1)	Separate and identifiable intangible assets subject to amortization

(2)	Separate and identifiable intangible assets not subject to amortization
A useful life of 36 months was assigned to developed technology and 60 months to customer relationships. Amortization expense included in the results of operations for these intangible assets acquired, for the year ended June, 2005, was $1,616.
Unaudited pro forma results of operations after giving effect to certain adjustments for acquisition related amortization expense on intangibles resulting from the acquisitions of SnapGear, Inc. and Webwasher of $4,180 and $5,415 for the years ended June 30, 2004 and 2003 respectively, were as follows. The amounts are shown as if the acquisition had occurred at the beginning of the period presented:

	Year Ended June 30,
	2004	2003
Proforma revenues	$106,298	$77,202
Proforma net loss	$(3,628)	$(986)
Loss per share-basic-proforma	$(0.15)	$(0.05)
Loss per share-diluted-proforma	$(0.15)	$(0.05)
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

CYBERGUARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
On March 11, 2005, the Company completed the acquisition of certain assets of Zix Corporation, a Texas corporation. The Company paid Zix Corporation $2,126 in cash, and executed a promissory note for $1,500 to acquire these assets. The first payment on this note of $500 was paid on June 15, 2005. The terms of this note require the Company to make two equal payments to Zix Corporation of $500 each on September 15 and December 15, 2005.

Current assets
Other current assets	$142

Total current assets	142

Non-current assets
Property and equipment	32
Customer base	3,700
Goodwill	1,302

Total non-current assets	5,034

Current liabilities Deferred revenue	1,387

Total current liabilities	1,387

Deferred revenue, less current portion	190

Total assets acquired	$3,599

(4) PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	Useful	June 30,	June 30,
	lives	2005	2004
Property and equipment	5 years	$6,536	$5,361
Purchased software for internal use	2 years	1,574	747
Leasehold improvement*	1-10 years	818	184

Subtotal		8,928	6,292

Less: accumulated depreciation		(5,562)	(4,619)

Property and equipment, net		$3,366	1,673

*	Shorter of remaining term of lease or useful life
Included in purchased software for internal use at June 30, 2005 is approximately $695 in capitalized expenses associated with the implementation of new financial software. In accordance with Statement of Position 98-1, amortization of these capitalized expenses will commence when the software is ready for its intended use.
(5) GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the year ended June 30, 2005 are as follows:

Balance as of July 1, 2004	$40,625
Goodwill acquired during the year – SnapGear, Inc. earnout	1,337
Goodwill acquired during the year – Webwasher AG earnout	2,075
Goodwill acquired during the year – certain assets acquired from Zix Corp.	1,302

Balance as of June 30, 2005	$45,339

CYBERGUARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
The components of intangible assets subject to amortization are:

	June 30, 2005			June 30, 2004
	Gross		Net	Gross
	Carrying	Accumulated	Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Developed Technology	$7,509	$3,400	$4,109	$6,758	$1,305	$5,453
Customer Base	14,159	3,052	11,107	10,459	750	9,709

Total	$21,668	$6,452	$15,216	$17,217	$2,055	$15,162

Unamortized intangible assets are:

	June 30,	June 30,
	2005	2004
Trade name	$5,100	$5,100
Amortization expense for the years ended June 30, 2005, 2004 and 2003 amounted to $2,291, $1,751 and $304, respectively. Estimated amortization expense of currently capitalized costs for succeeding fiscal years is as follows:

Fiscal Year	Amount
2006	$4,931
2007	4,289
2008	2,930
2009	2,423
2010	643

$15,216
(6) OTHER CURRENT ASSETS
Other current assets consist of the following:

	June 30,	June 30,
	2005	2004
Prepaid royalties	$1,893	$838
Other current assets	1,355	1,952

	$3,248	$2,790

(7) ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	June 30,	June 30,
	2005	2004
Salaries, wages and other compensation	$4,009	$3,045
Earnout payment associated with Webwasher acquisition	2,022	—
Professional fees	711	270
Accrued royalty fees	795	88
Other payables	1,276	2,347

	$8,813	$5,750

CYBERGUARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
(8) INCOME TAXES
Significant components of the provision / (benefit) for income taxes are as follows:

	June 30,	June 30,	June 30,
	2005	2004	2003
Current:
Federal	$71	$—	$76
State	—	—	6
Foreign	41	—	—

	112	—	82

Deferred:
Federal and State	—	(1,700)	(4,249)
Foreign	—	—	—

	$—	$(1,700)	$(4,249)

Total income tax expense (benefit)	$112	$(1,700)	$(4,167)

The United States and Foreign components of earnings (loss) before income taxes are as follows:

	June 30,	June 30,	June 30,
	2005	2004	2003
United States	$6,264	$2,414		$1,249
Foreign	(5,390)	(2,344)		(1,345)

	$874	$70		$(96)

The significant components of the Company’s net deferred income tax assets (liabilities) are as follows:

	June 30,	June 30,
	2005	2004
Deferred tax assets
Accrued expenses	$1,641	$2,160
Depreciation and amortization	(336)	76
Net operating loss carry forwards — US	28,708	30,280
Net operating loss carry forwards — foreign	7,595	7,281
Capital loss carry forwards — foreign	150	145
AMT credit carry forward	154	64
Other deferred tax assets	(111)	153

	37,801	40,159
Less: Valuation allowance	(33,937)	(34,584)

Net deferred tax asset	$3,864	$5,575

	June 30,	June 30,
	2005	2004
Deferred tax liabilities
Acquired intangibles, net of amortization — US	$641	$937
Acquired intangibles, net of amortization — foreign	5,114	6,529

Net deferred tax liability	$5,755	$7,466

CYBERGUARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
The valuation allowance for deferred tax assets was $33,937 and $34,584 as of June 30, 2005 and 2004, respectively. During fiscal year 2005, the Company recorded income tax of $112 primarily due to U.S. alternative minimum tax (AMT) of $71 and foreign tax of $41 resulting from profitable operations of a French subsidiary that has fully utilized prior net operating losses. The Company’s current projection reflects the minimum amount of future US taxable income that would have to be generated to realize the $3,864 deferred tax asset. Our projection is based on continued growth in the business at market growth rates and maintaining operating margins in the US of approximately 12 to 18% over the next nine quarters through the end of the first quarter of fiscal year 2008. Our projections do not include significant improvement in gross margins or cost reductions.
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
As of June 30, 2005, the Company had U.S. net operating loss carryforwards of approximately $77,591 and foreign net operating loss carryforwards of approximately $20,687. The Company’s US net operating loss carryforwards begin to expire in 2010. The amounts of, and the benefits from, net operating loss carryforwards have been limited due to a change of ownership control as defined by §382 of the Internal Revenue Code. All foreign net operating losses carry forward indefinitely. Due to a German tax law that was enacted in 2003, the German portion of loss carryforwards are limited to 60 percent of German taxable profits in excess of $1.2 million per year. In addition, at June 30, 2005 the Company had foreign capital loss carryovers of approximately $499. $5,516 of the valuation allowance is related to deferred tax assets obtained in the SnapGear, Inc. and Webwasher acquisitions. Pursuant to paragraph 48 of SFAS No.109, subsequent realization of these tax benefits will be allocated to reduce goodwill.
A reconciliation of the effective income tax benefit rate and the statutory United States income tax rate are as follows:

	Year ended June 30,
	2005	2004	2003
Income taxes at statutory rate	34.00%	34.00%	(34.00)%
State and local taxes, net of benefit	3.00	3.00	(3.00)
Foreign operating results with no benefit provided	128.08	(1,919.44)	(518.21)
Interest on convertible debt	—	—	2.67
Permanent differences, net	(6.90)	70.57	37.61
Alternate minimum tax items	(145.32)	—	—
Change in valuation allowance	—	(616.70)	4855.56

	12.86%	(2428.57)%	4340.63%

(9) SHAREHOLDERS’ EQUITY
Common Stock—The Company has authorized 50,000,000 shares of CyberGuard common stock, each share having a par value of $0.01 per share.
Preferred Stock —The Company has authorized 5,000,000 shares of CyberGuard preferred stock, each share having a par value of $0.01 per share. No preferred shares are outstanding.
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
During October 2001, certain officers and employees elected to participate in a special stock option program offered by the Company through a Stock Option Plan. Officers could elect a base salary reduction ranging from 10.01% to 100% and employees could elect a base salary reduction ranging from .01% to 100%. This base salary reduction entitled them to receive a specified number of stock options, as defined in the program agreement, to purchase shares of the Company’s common stock at the then current market price of $1.30 per share. Approximately 1,751,000 stock options, with a one-year vesting period that will expire in 10 years from the grant

CYBERGUARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
date were issued related to this program. The Company’s CEO at that time, participated in this special option program where he elected to accept options in lieu of salary for a twelve months period. The Company was required to record compensation expense of $59 and $91 during the year ended June 30, 2003 and 2002, respectively. This amount is included in the modification of stock option balance on the Consolidated Statements of Changes in Shareholders’ Equity.
Information relating to the Company’s stock option plans is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options at June 30, 2002	5,348,000	$1.90
Granted	2,152,000	$3.21
Exercised	(1,599,000)	$1.53
Forfeited	(146,000)	$2.97

Shares under option at June 30, 2003	5,755,000	$2.51
Option shares exercisable at June 30, 2003	3,402,000	$2.15

Options at July 1, 2003	5,755,000	$2.51
Granted	1,140,000	$8.72
Exercised	(2,264,000)	$2.14
Forfeited	(529,000)	$4.00

Shares under option at June 30, 2004	4,102,000	$4.31
Option shares exercisable at June 30, 2004	2,139,000	$2.72

Options at July 1, 2004	4,102,000	$4.31

Granted	1,442,000	$6.30

Exercised	(182,000)	$2.30

Forfeited	(485,000)	$7.00

Shares under option at June 30, 2005	4,877,000	$4.71

Option shares exercisable at June 30, 2005	2,946,000	$3.32

The weighted average fair value of options outstanding was $1.96, $1.78 and $1.05 for the years ending June 30, 2005, 2004 and 2003, respectively.
The following information applies to options outstanding as of June 30, 2005:

	Options Outstanding			Options Exercisable
Actual Range		Weighted-
of Exercise		Average	Weighted-		Weighted-
Prices	Number	Remaining	Average	Number	Average
Increment	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.00-1.13	17,000	2.4	$1.08	17,000	$1.08
$1.13-2.27	1,046,000	4.2	$1.41	1,032,000	$1.41
$2.27-3.40	1,158,000	2.3	$2.54	1,091,000	$2.54
$3.40-4.54	194,000	2.3	$3.86	177,000	$3.88
$4.54-5.67	23,000	7.1	$5.42	5,000	$5.40
$5.67-6.80	1,362,000	9.1	$6.21	217,000	$6.07
$6.80-7.94	152,000	7.6	$7.50	65,000	$7.56
$7.94-9.07	705,000	8.4	$8.37	247,000	$8.40
$9.07-10.21	206,000	6.3	$9.78	91,000	$9.74
$10.21-11.34	14,000	2.9	$10.98	5,000	$10.98

CYBERGUARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
During the third quarter of 2001, the Company issued under market priced options to two employees, which resulted in compensation expense of $11, $22 and $65 in fiscal 2004, 2003 and 2002, respectively. These amounts are included as a component of the adjustment of stock option activity on the Consolidated Statements of Changes in Shareholders’ Equity.
The number of warrants outstanding as of June 30, 2005 and June 30, 2004 was 333,877 and 1,941,861, respectively. Each warrant grants the holder the rights to one share of common stock. Warrants outstanding at June 30, 2005 are exercisable at $2.51 per share, were issued in December, 2000 and expire in December, 2005.
Related Party Equity Transactions- During January 2001, the Company’s CEO invested $500 to purchase at the market value approximately 143,000 shares of common stock at $1.75 per share and approximately 62,000 shares of common stock at $4.00 per share. In conjunction with the purchase of the approximately 143,000 shares of common stock, the CEO was granted an equal number of warrants to purchase the Company’s common stock at $1.75 per share. The warrants were exercised during the year ended June 30, 2004.
(10) COMMITMENTS AND CONTINGENCIES
Employment Agreements. The Company has entered into employment agreements with certain key employees. These agreements provide for severance and other benefits if the Company, for any reason other than cause, as defined by the agreements, terminates these employees. The aggregate amount of severance for these employees would be $1,040.
Lease Commitments. The Company has non-cancelable operating leases for office leases and office equipment. The leases expire over the next eleven years and contain provisions for certain annual rental escalations. Rent expense was $1,531 for the year ended June 30, 2005, $922 for the year ended June 30, 2004 and $709 for the year ended June 30, 2003.
Total future minimum rental commitments under non-cancelable operating leases, primarily for buildings and equipment, for the years following June 30, 2005 are as follows:

YEAR	AMOUNT
2006	$671
2007	405
2008	358
2009	368
2010	379
thereafter	1,814

Total	$3,995

The Company is subject to legal proceedings, products liability claims and other claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, in excess of applicable insurance coverage, is not likely to have a material effect on the financial condition, results of operations or liquidity of the Company. However, as the outcome of litigation or other claims is difficult to predict, significant changes in the estimated exposures could occur.
(11) SEGMENT INFORMATION
The Company views its operations and manages its business as one segment defined as enterprise security solutions. Major foreign markets for our products and services include Europe, Japan, the Pacific Rim, and the Middle East. In each market, we have independent channel partners who are responsible for marketing, selling and supporting our products and services to resellers and end-users within their defined territories. International sales accounted for 56%, 50% and 50% of total revenues for the year ended June 30, 2005, 2004 and 2003 respectively.
(12) FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK
Financial instruments, which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, trade receivables and accounts payable. The carrying value of these financial instruments approximates fair value because of the short term nature of these instruments.
The Company does not require collateral or other security on its trade receivables. During 2005 one customer represented 11% of consolidated revenues. This customer’s accounts receivable balance at June 30, 2005 was $903. During 2004 and 2003, no customer represented more than 10% of consolidated revenues. During 2005, 2004 and 2003 one supplier, who is our hardware manufacturer and assembly provider, represented 19%, 13% and 25%, respectively, of consolidated purchases. At June 30, 2005, 2004 and 2003, this supplier represented 38%, 16% and 44%, respectively, of consolidated accounts payable.
(13) EMPLOYEE BENEFIT PLANS
The Company has a 401(k) Savings Plan (“the Plan”) which covers the eligible employees of the Company. An employee is eligible to participate in the Plan on the date of hire. The amount of profit-sharing contributions made by the Company into the Plan is discretionary. Each participant may contribute up to 19% of compensation into the Plan. The Company makes a matching contribution on behalf of each participant for the first 6% of their individual contribution. These contributions are currently made in the form of common stock of the Company. Participants’ profit sharing and matching contributions vests over a three-year period. For the years ended June 30, 2005, 2004 and 2003, the Company recorded compensation expense of $546, $442 and $362 respectively, for the Company matches to the Plan.
The Company has an Employee Stock Purchase Plan (“ESPP”), which covers the eligible employees of the Company. The ESPP allows an employee to purchase common stock of the Company at a 15% discount on the lower of the beginning or ending offering date. An employee is eligible to participate in the ESPP beginning on the offering date (defined as January 1 and July 1) following their hire date. Each participant may contribute the lesser of 10% of eligible compensation or $25,000 per calendar year. During 2005, 2004 and 2003, approximately 34,000, 28,000 and 51,000 shares respectively, were issued in connection with this plan.

CYBERGUARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
(14) GEOGRAPHIC INFORMATION
A summary of the Company’s revenues by geographic area is summarized below:

	Year ended June 30,
	2005	2004	2003
North America	$29,067	$23,894	$16,406
Europe (EMEA)	28,365	15,275	10,469
Asia / Latin America	8,666	8,643	6,105

Total Revenue	$66,098	$47,812	$32,980

Revenues are attributed to countries based on location of customer.
A summary of the Company’s long-lived assets is summarized below:

	YEAR ENDED JUNE 30,
	2005	2004	2003
United States	$19,284	$11,641	$2,425
Europe	49,787	50,836	136
Asia	65	83	—

	$69,136	$62,560	$2,561

(15) NEW ACCOUNTING PRONOUNCEMENTS
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
     On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of Statement 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Statement 123(R) is effective for fiscal periods beginning after June 15, 2005 and, thus, will be effective for us beginning with the first quarter of fiscal 2006. The adoption of Statement 123(R) could have a material impact on our consolidated financial position, results of operations and cash flows.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of ABP Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS No. 153”). SFAS No 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company beginning on July 1, 2005. The Company is currently evaluating the effect that the adoption of SFAS No. 153 will have, if any, on its consolidated results of operations and financial position.
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. This statement is applicable for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

CYBERGUARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)
(16) SUBSEQUENT EVENT
On August 18, 2005, CyberGuard announced that it has entered into an Agreement and Plan of Merger dated as of August 17, 2005 (the “Merger Agreement”) with Secure Computing Corporation, a Delaware corporation (“Secure”) and Bailey Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Secure (“Merger Sub”), providing for the merger of CyberGuard with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger as a wholly-owned subsidiary of Secure.
At the effective time and as a result of the Merger, each share of CyberGuard common stock issued and outstanding immediately prior to the effective time of the Merger shall be automatically converted into the right to receive that amount of cash and that number of shares of Secure common stock as set forth in the Merger Agreement. Secure has agreed to acquire all of the common stock of CyberGuard in exchange for an aggregate purchase price of approximately $290 million, 70% of which will be paid in the form of Secure common stock and 30% of which will be paid in the form of cash. Copies of the Merger Agreement and the form of Voting Agreement are filed as Exhibit 2.4 and 2.5, respectively, and are incorporated herein by reference.
(17) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Selected unaudited quarterly results for the fiscal years ended June 30, 2005 and 2004 were as follows:

		Jun 30,	Mar 31,	Dec 31,	Sep 30,
	Total	2005	2005	2004	2004
Fiscal Year 2005
Revenues	$66,098	$17,210	$16,704	$16,505	$15,679

Gross profit	45,038	11,872	11,354	11,284	10,528

Operating income / (loss)	721	(493)	758	581	(125)

Net income / (loss)	$761	$(464)	$473	$811	$(59)

Basic income / (loss) per share	$0.03	$(0.02)	$0.02	$0.03	$0.00

Diluted income / (loss)per share	$0.02	$(0.02)	$0.01	$0.02	$0.00

		Jun 30,	Mar 31,	Dec 31,	Sep 30,
	Total	2004	2004(1)	2003	2003
Fiscal Year 2004
Revenues	$47,812	$14,520	$13,036	$11,236	$9,020

Gross profit	32,150	9,225	8,418	7,943	6,564

Operating (loss) / income	(454)	(30)	(2,841)	1,583	834

Net (loss) / income	$1,770	$375	$(2,109)	$2,344	$1,160

Basic (loss) / income per share	$0.07	$0.01	$(0.09)	$0.11	$0.05

Diluted (loss) / income per share	$0.06	$0.01	$(0.09)	$0.08	$0.04

(1)	The quarter ended March 31, 2004 includes a $4,113 one-time non-recurring charge related to non-cash compensation for the SnapGear, Inc. acquisition.

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
     As of the end of the period covered by this report, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated, with the participation of Cyberguard’s management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act). Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting.
     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of June 30, 2005, the Company’s internal control over financial reporting was effective based on those criteria.
     Grant Thornton LLP, has identified to management and the Audit Committee what they consider to be a significant deficiency relating to the recording of an inventory adjustment. This deficiency has been discussed and considered in detail among management, outside legal counsel, the Audit Committee and Grant Thornton. Despite the issue identified, management believes that the Company’s financial statements and related disclosures as filed to date present fairly, in all material respects, our financial condition and results of operations.
     Management’s assessment of the effectiveness of internal control over financial reporting as of June 30, 2005 has been audited by,Grant Thornton LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements Grant Thornton LLP, attestation report on management’s assessment of the Company’s internal control over financial reporting is included below.
Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of CyberGuard Corporation:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that CyberGuard Corporation and subsidiaries maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CyberGuard Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that CyberGuard Corporation maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, CyberGuard Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CyberGuard Corporation as of June 30, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005 of CyberGuard Corporation and our report dated September 1, 2005 expressed an unqualified opinion thereon.

Grant Thornton LLP

/s/ GRANT THORNTON LLP

Ft. Lauderdale, Florida
September 1, 2005

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed within 120 days from June 30, 2005, the end of the Company’s fiscal year.
CyberGuard has adopted a code of business conduct and ethics for directors, officers (including CyberGuard’s principal executive officer, principal financial officer, and principal accounting officer) and employees, known as the Code of Ethics. The Code of Ethics is available, and may be obtained free of charge, on CyberGuard’s website at http://www.cyberguard.com/company/cor_gov/documents.html. CyberGuard intends to provide information required by Item 5.05 of Form 8-K by disclosing any amendment to, or waiver from, a provision of the Code of Ethics that applies to CyberGuard’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions on the Company’s website at the web address noted in this section.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed within 120 days from June 30, 2005, the end of the Company’s fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed within 120 days from June 30, 2005, the end of the Company’s fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed within 120 days from June 30, 2005, the end of the Company’s fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed within 120 days from June 30, 2005, the end of the Company’s fiscal year.

PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
(a)	Financial Statements. See index to financial statements and schedules included in Item 8.

(b)	Reports on Form 8-K. During the fourth quarter of fiscal year 2005, the Company filed the following reports on Form 8-K: (1) on April 19, 2005 (Item 7); (2) on April 28, 2005 (Items 2, 4, 8 and 9) and June 14, 2005 (Item 7).

(c)	Exhibits. The following exhibits are included in this Report:

Exhibit
No.		Exhibit Description
2.01	—	Asset Purchase Agreement dated January 22, 2003 by and between NetOctave, Inc. and CyberGuard Corporation(16)

2.02	—	Agreement and Plan of Merger among the Company, SnapGear Acquisition Corp and SnapGear, Inc., dated November 12, 2003(9)

2.03	—	Stock Purchase and Sale Agreement among the Company and WebWasher AG and the shareholders named herein, dated April 25, 2004(17)

2.04	—	Agreement and Plan of Merger, dated August 17, 2005, by and among Secure Computing Corporation, Bailey Acquisition Corp. and CyberGuard Corporation (21)

2.05	—	Form of Voting Agreement, dated August 17, 2005, by and between Secure Computing Corporation and the Director and Officer Holders (22)

3.01	—	Articles of Incorporation of the Company, as amended June 26, 1996(8)

3.02	—	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company(13)

3.03	—	Restated Bylaws of the Company(3)

4.01	—	Form of Common Stock Certificate(4)

4.02	—	Form of Stockholder Rights Plan(2)*

10.01	—	Employee Stock Incentive Plan(6)*

10.02	—	Amendment to Employee Stock Incentive Plan(7)*

10.03	—	Amendment to Employee Stock Incentive Plan dated March 20, 1998(15)*

10.04	—	Third Amended and Restated Employee Stock Option Plan dated September 4, 1998, as amended through December 4, 2003(14)*

10.05	—	Forms of Stock Option Agreements(15)*

10.06	—	Retirement Savings Plan, as amended and restated on July 1, 2002(5)*

10.07	—	Lease Agreement between the Company and Quadrant Business Center, dated March 9, 2004(20)

10.08	—	Employment Agreement Amendment dated October 1, 2001 between the Company and Patrick Clawson(12)*

10.09	—	Employment Agreement Amendment dated October 1, 2001 between the Company and Michael Matte(12) *

10.10	—	Employment Agreement Amendment dated October 1, 2001 between the Company and Michael Wittig(12) *

10.11	—	Employment Agreement Amendment dated October 1, 2001 between the Company and Mark Reese (18) *

10.12	—	Employment Agreement dated November 12, 2003, as amended, between the Company and Gary Taggart (19) *

10.13	—	Employment Agreement dated September 30, 1998 between the Company and Michael Wittig(15) *

10.14	—	Amendment to Employment Agreement between the Company and Mike Wittig, dated December 13, 2000(11) *

10.15	—	Employment Agreement between the Company and Patrick J. Clawson, dated January 18, 2001(11) *

10.16	—	Employment Agreement dated February 13, 2001 between the Company and Michael Matte(10)*

10.18	—	Patent License Agreement between the Company and Tumbleweed Communications Corp. dated June 29, 2005

21.01	—	List of subsidiaries of the Company

23.01	—	Consent of Grant Thornton LLP, Registered Public Accounting Firm

31.01	—	Certification by Patrick J. Clawson, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-15.

31.02	—	Certification by Michael D. Matte, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-15.

32.01	—	Certification by Patrick J. Clawson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.02	—	Certification by Michael D. Matte, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)	This exhibit shall be treated as accompanying this Annual Report on Form 10-K and shall not be deemed as filed as part of this Report.

(2)	Incorporated herein by reference to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form 10, dated September 29, 1994, File No. 0-24544.

(3)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed on November 12, 1999.

(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3 dated May 23, 1996 (File No. 333-04407).

(5)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (Commission File Number 333-58262), filed on July 19, 2002.

(6)	Incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Commission File Number 33-88448) filed on January 13, 1995.

(7)	Incorporated herein by reference to Annex E of the Registrant’s Definitive Proxy Statement as filed on May 24, 1996.

(8)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 1996.

(9)	Incorporated herein by reference from the Form 8-K dated filed with the SEC on December 12, 2003.
(10)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2001.

(11)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2001.

(12)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed on February 5, 2002.

(13)	Incorporated herein by reference to the Company’s Annual Report on 10-K for fiscal year ended June 30, 2000.

(14)	Incorporated herein by reference to the Company’s Proxy Statement, filed on December 15, 2003.

(15)	Incorporated herein by reference to the Company’s Annual Report on 10-K for fiscal year ended June 30, 1999.

(16)	Incorporated herein by reference from the Form 8-K dated March 4, 2003 and filed with the SEC on March 13, 2003.

(17)	Incorporated herein by reference from the Form 8-K filed with the SEC on May 12, 2004.

(18)	Incorporated herein by reference from the Form 8-K filed with the SEC on November 22, 2004.

(19)	Incorporated herein by reference from the Form 10Q filed with the SEC on November 12, 2004.

(20)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2004 and filed with the SEC on September 10, 2004.

(21)	Incorporated by reference to Exhibit 2.1 to CyberGuard’s Current Report on Form 8-K filed on August 19, 2005.

(22)	Incorporated by reference to Exhibit 2.3 to CyberGuard’s Current Report on Form 8-K filed on August 19, 2005.

(*)	Denotes management contract or compensatory plan or arrangement.

SCHEDULE II
CyberGuard Corporation
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
Year ended June 30, 2005
Reserve deducted from assets to which they apply:
Allowance for doubtful accounts	$365	$115	$—	$—	$480
Deferred tax valuation allowance	$34,584	$—	$(647)	$—	$33,937
Year ended June 30, 2004
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$707	$231	$—	$(573)	$365
Deferred tax valuation allowance	$23,502	$—	$12,782	$(1,700)	$34,584
Year ended June 30, 2003
Reserve deducted from assets to which they apply:
Allowance for doubtful accounts	$109	$598	$—	$—	$707
Deferred tax valuation allowance	$28,911	$—	$—	$(5,409)	$23,502

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 1, 2005	CYBERGUARD CORPORATION
	By:	/s/ PATRICK J. CLAWSON
Patrick Clawson
Chairman and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick J. Clawson and Michael D. Matte and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ PATRICK J. CLAWSON	Chairman and Chief Executive Officer (Principal	September 1, 2005

Patrick Clawson	Executive Officer)

/s/ MICHAEL D. MATTE	Chief Financial Officer (Principal Financial and Principal	September 1, 2005

Michael D. Matte	Accounting Officer)

/s/ PETER HOWARD

Peter Howard	Director	September 1, 2005

/s/ DANIEL J. MOEN

Daniel J. Moen	Director	September 1, 2005

/s/ DAVID L. MANNING

David L. Manning	Director	September 1, 2005

/s/ WILLIAM G. SCOTT

William G. Scott	Director	September 1, 2005

/s/ RICHARD L. SCOTT

Rick Scott	Director	September 1, 2005

/s/ WILLIAM D. RUBIN

William D. Rubin	Director	September 1, 2005

/s/ KENNETH C. JENNE, II

Kenneth C. Jenne, II	Director	September 1, 2005