Form 10-K/A
period 2005-06-30
CYBERGUARD CORP
filed 2005-10-26
CIK 927133

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-24544

CYBERGUARD CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	65-0510339 (I.R.S. Employer Identification No.)

350 SW 12th Avenue, Deerfield Beach, Florida (Address of Principal Executive Offices)	33442 (Zip Code)
Registrant’s telephone number, including area code: (954) 958-3900

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: $136,766.248.
As of October 19, 2005, 31,402,801 shares of the Registrant’s Common Stock, par value $.01 per share were issued and outstanding.

EXPLANATORY NOTE
This amendment on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, as initially filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2005 and is being filed to incorporate Part III, Items 10, 11, 12, 13, and 14 into the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005. This Amendment amends only Part III of Form 10-K, as set forth herein. Unaffected items have not been repeated in this Amendment. This report still speaks as of the filing date of the Form 10-K and, except as expressly stated herein, no attempt has been made to update this report to reflect events occurring subsequent to the date of the initial filing date of the Form 10-K. All information contained in this Amendment is subject to updating and supplementing, as provided in our periodic reports filed with the Securities and Exchange Commission subsequent to the date of the filing of the Form 10-K.

2

     Forward-looking statements made in this Annual Report on Form 10-K or in the documents incorporated by reference herein that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “plan,” “anticipate,” “believe,” “predict,” and other similar expressions identify forward-looking statements. In addition, statements which refer to projections of our future financial performance, anticipated growth and trends in our business, and other discussions of future events or circumstances are forward-looking statements. A number of risks and uncertainties, including those discussed under the caption “Certain Factors That May Affect Future Results” in this Form 10-K/A and the documents incorporated by reference herein, could affect such forward-looking statements and could cause actual results to differ materially from the statements made. We do not undertake any obligation to update or correct any forward-looking statements.
     In this Annual Report on Form 10-K/A, “CyberGuard,” “we,” “us,” “our,” “Company,” and “Registrant” refer to CyberGuard Corporation.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
DIRECTORS
Set forth below is certain information with regard to each of the directors of the Company.

		Director	Expiration
Director	Age	Since	of Term of Office
William G. Scott	53	1999	2005
Daniel J. Moen(2)	53	2001	2005
David L. Manning(1)(2)	55	1999	2007
Peter H. Howard(1)	46	2004	2007
Richard L. Scott	51	2004	2007
William D. Rubin(2)	52	2002	2006
Kenneth C. Jenne, II	58	2003	2006
Patrick J. Clawson	41	2003	2006
Michael J. Jacobs(1)	62	2004	2006

(1)	Member of Audit Committee

(2)	Member of Compensation and Stock Option Committee
     William G. Scott has served as a Director of the Company since September 1999. Mr. Scott currently serves as Chief Operating Officer of Walnut Manufacturing, LLC, a manufacturer of heating and air conditioning distribution systems. From December 1991 to April 1997, Mr. Scott was Chief Financial Officer and later President and member of the board of directors of Markay Plastics, Inc. From April 1997 to April 1999, Mr. Scott was Vice President of Strategic Resource Solutions, a division of Carolina Power and Light Corporation, and served as Chief Operating Officer of the Lighting Division. From May 1999 to March 2001, Mr. Scott, who is a C.P.A., was President of W.G. Scott & Associates, a consulting firm providing business and tax advice. From April 2001 to November 2003, Mr. Scott was Chief Financial Officer of CST Industries, Inc., a private company that manufactures steel bolted and welded storage tanks for dry and liquid requirements. From December 2003 to June 2004, Mr. Scott served as President of W.G. Scott & Associates. Mr. Scott was appointed to the Company’s Board of Directors in September 1999 on the recommendation of Fernwood Partners II, LLC, in connection with a previous financing.
     Daniel J. Moen has served as a Director of the Company since December 2001. Mr. Moen is currently Executive Vice President of Development for Triad Hospitals, Inc. of Dallas, TX, where he has served since April 2002. From October 2001 to August 2004, he also served as Chief Executive Officer of Triad’s subsidiary called Quorum Health Resources, LLC. From January 2001 to September 2001, Mr. Moen served as Director of HIP Health Plan of Florida, a privately-held health maintenance organization. From January 2000 to December 2000, Mr. Moen was Chairman and Chief Executive Officer of Healthline Management, Inc., a privately-held physician outsourcing company. From August 1998 to December 1999, Mr. Moen was a healthcare consultant. From 1991 to July 1998, Mr. Moen served as President of various divisions within Columbia/HCA Healthcare Corporation.
     David L. Manning has served as a Director of the Company since September 1999. He currently serves as Director of Finance for the Metropolitan Government of Nashville and Davidson County where he is responsible for accounting for assets in excess of $5 billion and annual expenditures over $1.5 billion. Previously, Mr. Manning was Commissioner of Finance and Administration for the State of Tennessee from 1987 to 1995 where he managed the State’s finances which included all accounting and financial management services with annual expenditures in excess on $12 billion along with responsibility for the state’s information technology services. In 1995, he joined Columbia/HCA Healthcare Corporation and became Senior Vice President during 1997 with responsibilities for healthcare data analysis and the company’s relationships with state governments. After leaving that position in early 1998, Mr. Manning was a consultant in the healthcare industry. Mr. Manning was appointed to the Company’s Board of Directors in September 1999 on the recommendation of Fernwood Partners II, LLC, in connection with a previous financing.
     Peter H. Howard has been elected as a Director of the Company effective as of January 1, 2004. Mr. Howard is currently President of Howard Industries, a private equity firm that he founded in late 1993. He is also Chairman of the Board of three privately-held companies: Comair Rotron, Inc., a manufacturer of thermal management products; Engineered Data Products, Inc., a manufacturer of computer and telecommunication enclosure systems and media and file labels for data storage; and Lawrence Hardware, LLC, a commercial and residential hardware manufacturer. From 1989 to 1993, Mr. Howard was a partner with Dubin Clark & Company, a private equity group and served on the Board of Directors for both Rath Manufacturing and Mulay Plastics. From 1984 to 1989, Mr. Howard was a senior consultant with Arthur Young & Company.
     Richard L. Scott was appointed as a Director of the Company in April 2004. Mr. Scott is currently the Chairman and Chief Executive Officer of Richard L. Scott Investments, LLC, a private investment company, where he has served since July 1997. Mr. Scott was the founder, Chairman and Chief Executive Officer of HCA, Inc., formerly named Columbia/HCA Healthcare Corporation. Mr. Scott previously served on the Company’s Board of Directors from February 2001 to March 2003.
     William D. Rubin has served as a Director of the Company since April 2002. Mr. Rubin is currently the President of The Rubin Group, a private lobbying and marketing company, with offices in Ft. Lauderdale and Tallahassee, Florida. Mr. Rubin has operated The Rubin Group since 1991. Prior to that time, Mr. Rubin was Chief of Staff to the Florida Department of Insurance.
     Kenneth C. Jenne, II has served as a Director of the Company since April 2003. Mr. Jenne is currently the Sheriff of Broward County, Florida, serving as the chief law enforcement, fire rescue and detention officer. Mr. Jenne was initially appointed to the Sheriff position in January 1998 and re-elected to the position in 2000 and 2004 for four-year terms. In 1978, Mr. Jenne was elected to the Florida Senate where he served for 18 years while holding top committee chairmanships and also serving as Senate Democratic Leader. From 1993 to 1998, Mr. Jenne served as General Counsel of the North Broward Hospital District, a 1,350-bed public healthcare system. From 1972 to 1998, Mr. Jenne was an attorney in private practice. Mr. Jenne is a former prosecutor for the Broward County State Attorney’s Office. After September 11, 2001, Mr. Jenne was appointed by the Florida governor as the Chair of the Southeast Florida Regional Domestic Security Task Force.
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
     Michael J. Jacobs has served as a Director of the Company since December 2004. Mr. Jacobs currently serves as the Director of Security and Systems Engineering Solutions at SRA, International, an information technology integration company located in Arlington, Virginia. Previously, Mr. Jacobs was the Information Assurance Director at the National Security Agency (NSA), Fort Meade, Maryland from December 1997 to March 2002 where he managed the design, development, production, deployment, and support of information security products and technology for the Federal Government. Mr. Jacobs retired from the Federal Government in March 2002 after 38 years of service with NSA. From 1997 to 2001, he served as the Mayor of College Park, Maryland following a period of 14 years as a member of the City Council .
EXECUTIVE OFFICERS
     Certain biographical information concerning the Company’s executive officers is presented below.

Name	Age	Position
Patrick J. Clawson(1)	41	Chief Executive Officer and Chairman of the Board of Directors
Michael G. Wittig	41	President and Chief Technology Officer
Michael Matte	46	Chief Financial Officer
Mark S. Reese	43	Chief Operating Officer
Gary Taggart	52	Senior Vice President, Worldwide Sales

(1)	For biographical information on Mr. Clawson, see “Directors.”
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
     Mark S. Reese. Prior to joining the Company in November 2004 as the Company’s Chief Operating Officer, Mr. Reese served as Chief Operating Officer and Executive Vice President of GSI Commerce, Inc., where he served from May 2000 to June 2004. GSI Commerce is a public company providing outsourced e-commerce services. From June 2004 to November 2004, Mr. Reese was an independent management consultant. From January 1999 to May 2000, Mr. Reese served as Chief e-Commerce Officer of Toysmart.com, a privately-held Internet retailer of educational toys and children’s products. From 1984 to 1998, Mr. Reese held a variety of senior-level consulting positions, including strategy consulting at Accenture, operational consulting at CSC Index, and nine years as an information technology consultant with Price Waterhouse .
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
BOARD OF DIRECTORS MEETINGS AND COMMITTEES
     During the fiscal year ended June 30, 2005, the Company’s Board of Directors met 17 times (including 3 meetings of independent members of the Board of Directors) and acted two times by unanimous written consent. No director, other than Mr. Jenne, attended fewer than 75% of the aggregate of the total number of meetings of the Board of Directors held during the period for which he was a director and the total number of meetings held by all committees of the Board of Directors on which such director served that were held during the period that he served. The Board of Directors has determined that the following directors are independent directors as defined by Nasdaq listing requirements: David L. Manning, William D. Rubin, Peter H. Howard, Kenneth C. Jenne, II, and Daniel J. Moen and Michael J. Jacobs.
     The Board’s standing committees include an Audit Committee and a Compensation and Stock Option Committee. The Company does not have a standing nominating committee of the Board of Directors, or a committee performing similar functions, or a nominating committee charter. This function is performed by the independent members of the Board of Directors. Because of the historical small turnover of its members, the Board addresses the need to retain members and fill vacancies after discussion among current members of the Board of Directors and the Company’s management. Accordingly, the Board of Directors has determined that it is appropriate not to have a nominating committee at this time.
Audit Committee
     The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 (“Audit Committee”). The Audit Committee selects the independent accountants to be engaged by the Company, reviews the scope of the accountants’ engagement, including the remuneration to be paid, and reviews the independence of the accountants. The Audit Committee, with the assistance of the Company’s Chief Financial Officer and other appropriate personnel, reviews the Company’s annual financial statements and the independent auditor’s report, including significant reporting or operational issues; corporate policies and procedures as they relate to accounting and financial reporting and financial controls; litigation in which the Company is a party; and, if necessary, use by the Company’s executive officers of expense accounts and other non-monetary perquisites, if any. The Audit Committee may direct the Company’s legal counsel, independent auditors and internal audit staff to inquire into and report to it on any matter having to do with the Company’s accounting or financial procedures or reporting.
     The Audit Committee consists of 3 directors: David L. Manning, Peter H. Howard and Michael J. Jacobs. The Board of Directors, in its business judgment,

has determined that all members of the Audit Committee are “independent” as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ (“NASD”) listing standards. Mr. Daniel J. Moen served on the Audit Committee until December 2, 2004, and Mr. Jacobs was appointed to the Audit Committee on December 2, 2004. Further, the Board of Directors, in its business judgment, has determined that Mr. David Manning and Mr. Peter Howard are “financial experts” as defined in the SEC rule. The Audit Committee held 10 meetings during the fiscal year ended June 30, 2005. The Audit Committee operates pursuant to a charter approved by the Board of Directors.
Report of The Audit Committee (1)
     In connection with the audited financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the Securities and Exchange Commission, the Audit Committee: (i) reviewed and discussed the audited financial statements with the Company’s management; (ii) discussed with Grant Thornton LLP, the Company’s independent public accountants, the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU §380), as may be modified or supplemented; (iii) received the written disclosures and the letter from Grant Thornton LLP required by Independent Standards Board Standard No. 1, Independence Discussions with Audit Committees, as may be modified or supplemented; (iv) discussed with representatives of Grant Thornton LLP the accounting firm’s independence; and (v) in reliance on the foregoing reviews and discussions, recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, for filing with the Securities and Exchange Commission.
     This report has been executed by each person who served as a member of the Company’s Audit Committee at the time of filing this Annual Report.
AUDIT COMMITTEE:
PETER H. HOWARD
DAVID L. MANNING
MICHAEL J. JACOBS
(1) The material in this section entitled “Report of the Audit Committee” is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date of this Annual Report and irrespective of any general incorporation language therein.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Under federal securities laws, the Company’s directors, certain officers, and persons holding more than 10% of the Common Stock of the Company are required to report, within specified due dates, their initial ownership and all subsequent acquisitions, dispositions or other transfers of interest in Common Stock, if and to the extent reportable events occur which require reporting of such due dates. The Company is required to describe in this Annual Report whether it has knowledge that any person required to file such report failed to do so in a timely manner. To the Company’s knowledge, all such filings were made in a timely manner during the fiscal year ended June 30, 2005 except for all Form 4 filings relating to automatic stock option awards to the Company’s non-employee directors under a pre-approved compensation plan (which was previously disclosed in the Director Compensation section of the Company’s Proxy Statements) for awards made on September 30, 2004 and March 31, 2005 which reports were filed October 13, 2004 and April 6, 2005, respectively. The foregoing is based upon reports furnished to the Company and other information provided to the Company by the persons required to make such filings.
CODE OF ETHICS
     The policy of the Company is to comply strictly with all laws governing its operations and to conduct its affairs in keeping with the highest moral, legal and ethical standards. Senior executive and financial officers hold an important and elevated role in maintaining a commitment to (i) honest and ethical conduct, (ii) full, fair, accurate, timely and understandable disclosure in the Company’s public communications, and (iii) compliance with applicable governmental rules and regulations. Accordingly, the Company has adopted this Code of Ethics for its principal executive officer, principal financial officer, principal accounting officer and controller and any other senior executive or financial officers performing similar functions and so designated from time to time by the Chief Executive Officer. The Company posted the Code of Ethics on the Company’s website at: http://www.cyberguard.com/pdf/cyberguard_code_of_ethics_financial_officers.pdf.
ITEM 11. EXECUTIVE COMPENSATION
     Summary Compensation Table
     The following table sets forth certain information with respect to the annual and long-term compensation of the Company’s Chief Executive Officer and certain of the Company’s other executive officers (collectively, the “named executive officers”) for the fiscal years ended June 30, 2005, June 30, 2004, and June 30, 2003.

					Long Term
					Compensation
						All other
						Compensation
		Annual Compensation			Awards	($)(3)
					Securities
				Other Annual	Underlying
	Fiscal	Salary	Bonus	Compensation	Options
Name and Principal Position	Year	($)	($)(1)	($)(2)	(#)
Patrick J. Clawson Chairman	2005	228,365	172,797	—	200,000	352
and Chief Executive Officer	2004	181,705	162,895	—	100,000	257
(Became CEO on January 3, 2004)	2003	162,727	175,900	—	250,000	—
Michael G. Wittig(5) President &	2005	170,753	130,866	—	20,000	12,691
Chief Technology Officer	2004	165,000	151,140	—	40,000	12,713
(Became President on January 3, 2004)	2003	155,943	174,900	—	250,000	16,723
Michael Matte Chief Financial	2005	170,118	130,866	—	25,000	13,127
Officer (Became CFO on	2004	160,000	146,560	—	25,000	12,825
February 14, 2001)	2003	158,028	169,600	—	250,000	11,409

					Long Term
					Compensation
						All other
						Compensation
		Annual Compensation			Awards	($)(3)
					Securities
				Other Annual	Underlying
	Fiscal	Salary	Bonus	Compensation	Options
Name and Principal Position	Year	($)	($)(1)	($)(2)	(#)
Mark Reese(4) Chief Operating	2005	145,032	34,939	9,720	250,000	7,008
Officer (Served from November 29, 2004 to September 30, 2005)
Gary Taggart	2005	159,243	138,914	—	28,000	13,707
Senior Vice President,	2004	—	—	—	15,000	—
WorldWide Sales (Became VP, WorldWide Sales on August 20, 2004)

(1)	The following amounts of bonuses for the fiscal year ended June 30, 2005 were accrued during such period but were paid during the subsequent fiscal year: Mr. Clawson—$24,621; Mr. Matte—$16,180; Mr. Wittig—$15,946; Mr. Reese— $8,208 and Mr. Taggart— $34,298. The following amounts of bonuses for the fiscal year ended June 30, 2004 were accrued during such period but were paid during the subsequent fiscal year: Mr. Clawson—$30,900; Mr. Matte—$26,880; Mr. Wittig—$27,720. The following amounts of bonuses for the fiscal year ended June 30, 2003 were accrued during such period but were paid during the subsequent fiscal year: Mr. Clawson—$45,581; Mr. Matte—$44,200; Mr. Wittig—$45,581.

(2)	The amount represents relocation expenses paid by the Company. During the fiscal year ended June 30, 2005, the relocation expenses paid to Mr. Reese included the following: $4,591 for transportation and $4,446 for lodging.

(3)	Amounts reported represent contributions to the Company’s Retirement Plan and term life insurance premiums paid by the Company.

(4)	Mr. Reese’s employment was terminated by the Company as of September 30, 2005.
     Option Grants in the Fiscal Year Ended June 30, 2005
     The following table shows all grants during the fiscal year ended June 30, 2005 of stock options under the Company’s stock option plans to the named executive officers.

Individual Grants
					Potential Realizable
					Value At Assumed Annual
					Rates of Stock Price
	Number of	Percent of Total			Appreciation for Option
	Securities	Options Granted to			Term(3)
	Underlying Option	Employees in Fiscal	Exercise or Base
Name	Granted (#)(1)	Year (%)(2)	Price ($/Sh)	Expiration Date	5%($)	10%($)
Patrick J. Clawson	200,000	13.77	6.29	12/1/2014	791,149	2,004,928
Michael G. Wittig	20,000	1.38	6.29	12/1/2014	79,115	200,493
Michael Matte	25,000	1.72	6.29	12/1/2014	98,894	250,616
Mark Reese	250,000	17.21	6.29	12/1/2014	988,937	2,506,160
Gary Taggart(4)	28,000	1.93	6.04	8/18/2014	106,359	269,534
     (1) The options expire 10 years from the date of grant and vest in 4 equal annual increments.
     (2) The amount of total options granted to employees during the fiscal year ended June 30, 2005 (1,452,466 shares) includes options issued to the members of the Company’s Board of Directors.
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
     (4) Mr. Taggart’s 15,000 option shares were canceled pursuant to the terms of the option, as the criteria for vesting were not met.
     Aggregated Option Exercises in the Fiscal Year Ended June 30, 2005 and Fiscal Year-End Option Values
     The following table provides information as to the number and value of unexercised options to purchase the Company’s Common Stock held by the named executive officers at June 30, 2005, based on a closing sale price of $5.95 on June 30, 2005.

				Value of
				Unexercised
			Number of Securities	In-the-Money
			Underlying Unexercised	Options at Fiscal
	Shares Acquired	Value	Options at Fiscal	Year-End ($)
	On Exercise	Realized	Year-End (#)	Exercisable/
Name	(#)	($)	Exercisable/ Unexercisable	Unexercisable(1)
Patrick Clawson	0	0	519,650/275,000	1,963,693/0
Michael Matte	0	0	414,327/43,750	1,422,558/0
Michael G. Wittig	5,000	9,100	363,757/50,000	1,352,872/0
Mark Reese(2)	0	0	0/250,000	0/0
Gary Taggart(3)	0	0	20,500/7,500	0/0

(1)	Based on the difference between the closing price of the Company’s common stock on June 30, 2005 ($5.95) and the exercise price of the options.

(2)	Mr. Reese’s options were not exercisable at the end of fiscal year ended June 30, 2005; however those options are fully exercisable at the time of filing this Annual Report pursuant to the employment termination provisions of Mr. Reese’s Employment Agreement with the Company.

(3)	Mr. Taggart’s 15,000 option shares were canceled pursuant to the terms of the option, as the criteria for vesting were not met. Those 15,000 option shares are not included in the unexercisable shares amount.
DIRECTOR COMPENSATION
     Upon joining the Board of Directors, all non-employee directors receive options to purchase 10,000 shares of Common Stock of the Company.
     During the fiscal year ended June 30, 2005, the annual compensation of non-employee directors was as follows: each non-employee director serving on the Board of Directors received options to purchase, in the aggregate, 13,000 shares of Company common stock per year, and each non-employee director serving on any committee of the Board of Directors received options to purchase, in the aggregate, 1,000 shares of Company common stock per year for each committee on which he served; all such options were issued quarterly in equal installments. The options were non-statutory stock options, immediately exercisable, and priced at 100% of the fair market value on the date of grant.
     Directors are also reimbursed for travel and lodging expenses in connection with Board of Directors and committee meetings.
     Compensation Plans
     Executive Employment Arrangements. The Company and Mr. Clawson originally entered into an employment agreement as of January 18, 2001 when Mr. Clawson was appointed as the Company’s President. That agreement was amended in December 2003 to provide for specific terms relating to the appointment of Mr. Clawson as the Company’s Chief Executive Officer (the “Clawson Employment Agreement”). The Clawson Employment Agreement, as amended, provides for the employment of Mr. Clawson as Chief Executive Officer of the Company at an annual base salary of $250,000, and provides for Mr. Clawson to receive a target bonus equal to 100% of his annual base salary upon the achievement of certain performance objectives established by the Company.
     The Company may terminate the Clawson Employment Agreement for “cause.” The Clawson Employment Agreement defines “cause” as acts of willful misconduct or gross negligence by Mr. Clawson in performance of his material duties or obligations to the Company, conviction of Mr. Clawson of a felony involving moral turpitude, or a material act of dishonesty or breach of trust by Mr. Clawson, intended to enrich Mr. Clawson at the expense of the Company. If the Clawson Employment Agreement is terminated by the Company other than for “cause” or the death, disability or normal retirement of Mr. Clawson or by Mr. Clawson for “good reason,” Mr. Clawson will receive severance pay equal to 6 months of his base salary and 6 months of his target bonus, as in effect immediately prior to termination, and all of Mr. Clawson’s stock options and stock appreciation rights granted on or after December 4, 2003 will be exercisable at termination. If Mr. Clawson ‘s employment with the Company is terminated within one year following a “change in control” of the Company (other than as consequence of death, disability or normal retirement of Mr. Clawson) by the Company for any reason whatsoever or by Mr. Clawson for “good reason,” Mr. Clawson will receive severance equal to 6 months of his base salary and 6 months of his target bonus, as in effect immediately prior to termination, and all of Mr. Clawson ‘s stock options and stock appreciation rights will become exercisable at termination. If Mr. Clawson’s employment is terminated at any time by the Company or by Mr. Clawson, other than within one year of a “change in control,” the Company may, at its sole discretion and upon certain conditions, prohibit Mr. Clawson from engaging in any business competitive with the business of the Company for a six-month period following the effective date of termination.
     In addition to the Clawson Employment Agreement, the Company has employment agreements with Mr. Matte, Mr. Wittig and Mr. Taggart. Such employment agreements, other than the Clawson Employment Agreement, are referred to herein as the “Executive Employment Agreements.” Under such Executive Employment Agreements, for fiscal year 2005, the annual base salaries were: $175,000 for Mr. Wittig (Mr. Wittig’s annual base salary was increased from $165,000 to $175,000 on December 2, 2004); $175,000 for Mr. Matte (Mr. Matte’s annual base salary was increased from $165,000 to $175,000 on December 2, 2004); $250,000 for Mr. Reese; and $165,000 for Mr. Taggart; and the target bonuses were 100% of the annual base salary for Mr. Wittig, Mr. Matte and Mr. Taggart and up to $105,000 for Mr. Reese, all based on achievement of certain performance targets under the Company’s bonus program.
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
     The Executive Employment Agreements contain severance provisions that apply if the executive officer’s employment is terminated within one year after the occurrence of a change of control. In the event that the employee is terminated within one year following the occurrence of a change in control by the Company for any reason or by the employee for “good reason”, the employee will be entitled to receive on the date of the termination an amount equal to, among other things, a specific multiple of the employee’s base salary, target bonus under the Company’s bonus program, and any performance award payable under the Stock Incentive Plan, the Stock Option Plan or similar plan, as well as any other benefits which the employee would be entitled to where termination was without “cause” or with “good reason” by employee.
     In addition to the information stated above, each of the Executive Employment Agreements provides for the executive to receive options to acquire shares of the Company’s Common Stock and/or to participate in the Company’s stock option plans. The amounts and certain terms of the options are described elsewhere in this Annual Report. In general, the options become immediately exercisable upon a change in control of the Company.
     Salary Reduction Program. In October 2001, the Company offered a salary reduction program to all employees (“Salary Reduction Program”) through which an employee could reduce his or her salary for one year and receive in exchange an option to purchase the Company’s Common Stock. For any amount from 0.01%-10.00% of reduction in base salary, the employee would receive an option to purchase a number of shares equal to double the dollar amount of base salary reduction divided by the exercise price per share on the grant date. For any amount from 10.01%-100% reduction in base salary, the employee would receive an option to purchase a number of shares equal to triple the dollar amount of base salary reduction divided by the exercise price per share on the grant date. The options vested during a period of one year at intervals of 1/12 per month, beginning on December 2, 2001 and ending on November 2, 2002. The options expire in ten years from October 1, 2001, the grant date.
     The following current executive officers participated in the Salary Reduction Program and in exchange for the reductions of their annual base salaries, received options to purchase the Company’s Common Stock, in the following amounts: Patrick Clawson—34,659 shares, Michael Wittig—80,769, and Michael Matte—83,077.
     Stock Incentive Plan. All salaried employees and non-employee directors of the Company are eligible to participate in the Stock Incentive Plan. An eligible employee may receive an award under the Plan, however, only if selected by the Compensation Committee or Board of Directors. The maximum number of shares of Common Stock that may be issued under the Stock Incentive Plan is 2,400,000.

     Stock Option Plan. All employees, consultants and directors of the Company are eligible to participate in the Stock Option Plan. An eligible participant may receive an award under the Stock Option Plan, however, only if selected by the Compensation Committee or Board of Directors. The Company’s Board of Directors initially adopted the Stock Option Plan on September 4, 1998. The maximum number of shares of Common Stock that may be issued under the Stock Option Plan is 10,000,000.
     The criteria for award selection under the Stock Incentive Plan and Stock Option Plan commonly used by the Compensation Committee and/or the Board of Directors include: the individual’s capacity to contribute materially to the continued growth and successful performance of the Company, and the individual’s achievements and contributions, incentives and other motivational factors. The Compensation Committee or the Board of Directors may set additional criteria when reviewing any individual’s compensation. In addition, the Board of Directors set up a matrix for the issuance of a certain number of shares of stock options to new employees under the Plans according to employee position. The stock options currently granted under both plans generally vest in four equal increments over a period of four years, however, the Compensation Committee or the Board of Directors may set different vesting terms.
     Employee Stock Purchase Plan. All salaried employees are eligible to participate in the Company’s Employee Stock Purchase Plan under which salaried employees can purchase the Company’s Common Stock at 85% of the fair market value through payroll deductions of up to 10 percent of the employee’s base salary. The Company’s Board of Directors adopted the Employee Stock Purchase Plan on December 8, 1999 and the Company’s shareholders initially approved the Employee Stock Purchase Plan on December 6, 2000. The maximum number of shares of Common Stock that may be issued under the Employee Stock Purchase Plan is 2,500,000.
     Equity Compensation Plan Information
     The following equity compensation plan information is furnished as of the end of the Company’s 2005 fiscal year.

EQUITY COMPENSATION PLAN INFORMATION
	Number of Securities		Number of
	to be issued	Weighted-average	securities remaining
	upon exercise of	exercise price of	available for future
	outstanding options,	outstanding options,	issuance under equity
Plan Category	warrants and rights	warrants and rights	compensation plans

Equity compensation plans approved by security holders	4,729,000	$4.76	2,181,000
     Compensation and Stock Option Committee
     The Compensation and Stock Option Committee is responsible for setting and approving the salaries, bonuses and other compensation for the Company’s executive officers, establishing compensation programs, and determining the amounts and conditions of grants of awards under the Company’s Stock Incentive Plan and Stock Option Plan. The Company’s Compensation and Stock Option Committee consists of independent directors as defined under Nasdaq listing standards. The Compensation and Stock Option Committee of the Company’s Board of Directors currently consists of 3 directors: William D. Rubin, David L. Manning and Daniel J. Moen, each of whom is independent. During the fiscal year ended June 30, 2005, Mr. Jenne served on the Compensation Committee until December 2, 2004, and Mr. Moen was appointed to the Compensation Committee on December 2, 2004. None of the members of the Compensation Committee was an executive officer or employee of the Company during the fiscal year ended June 30, 2005. No executive officer of the Company served during the fiscal year ended June 30, 2005 or serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the Company’s Board of Directors or Compensation Committee. During the fiscal year ended June 30, 2005, the Compensation and Stock Option Committee met 4 times and acted two times by unanimous written consent.
     Compensation Committee Interlocks and Insider Participation
     No member of the Compensation Committee was at any time during the fiscal year ended June 30, 2005 an officer or employee of the Company. No executive officer of the Company served during the fiscal year ended June 30, 2005 or serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the Company’s Board of Directors or Compensation Committee.
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
     Chief Executive Officer Compensation. The Committee’s deliberations regarding Mr. Clawson’s compensation for the fiscal year 2005 included the following factors and criteria: Mr. Clawson’s work experience, management style and length of employment at the Company, compensation of other CEOs in comparable companies, the composition of Mr. Clawson’s overall compensation (salary, bonus and stock options), and the Company’s overall financial position. The goal of the Compensation Committee was to tie a significant portion of the CEO’s compensation to the financial performance of the Company and the performance of the Company’s common stock, primarily by option grants and by bonus opportunity based on the Company’s revenues and net income.
     For the remainder of the fiscal year 2005, Mr. Clawson’s annual base salary was set at $250,000. Mr. Clawson was paid a bonus in the total amount of $172,797 during fiscal year 2005 in accordance with the attainment of the set goals and objectives of the bonus plan based on previously set criteria. During the fiscal year 2005, Mr. Clawson was issued a non-qualified option to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.29 per share. This option vests in 4 equal annual increments of 50,000 shares, beginning on December 2, 2006.
     Other Executive Salaries. Base salaries for management employees are determined initially by evaluating the responsibilities of the position, the experience of the individual, internal comparability considerations, as appropriate, the competition in the marketplace for management talent, and the compensation practices among industry competitors and public companies of the size of the Company. Salary adjustments are determined and normally made at 12-month intervals.
     Bonuses. The Company offers a bonus program for executives designed to provide incentive bonuses to executives who contributed materially to the Company’s success during the most recently completed fiscal year. The bonus program is intended to enable the Company executives to participate in the Company’s success as well as to provide incentives for future performance. The Compensation and Stock Option Committee determines bonus payouts based on the Company’s gross revenue and net income.
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
WILLIAM D. RUBIN
DAVID L. MANNING
DANIEL J. MOEN
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT
     The following table sets forth certain information with respect to the beneficial ownership of the Company’s Common Stock as of October 19, 2004 by: (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of the Company’s Common Stock; (ii) each current director of the Company; (iii) each of the Company’s named executive officers; and (iv) all directors and named executive officers as a group. The calculation of the percentage of outstanding shares is based on 31,402,801 shares outstanding on October 19, 2004. Unless otherwise indicated, each of the shareholders named in this table: (a) has sole voting and investment power with respect to all shares of Common Stock beneficially owned and (b) has the same address as the Company.

	Number of Shares
Name/Address	Beneficially Owned	Percent of Class
Patrick J. Clawson(1)	604,299	1.89%
Michael G. Wittig(1)	529,262	1.67%
Michael Matte(1)	438,326	1.37%
Mark S. Reese(1)	251,077	*
986 Grand Verde Way, Apt 1308, Boca Raton, FL 33428
Gary Taggart (1)	49,042	*
David L. Manning(1)	111,607	*
Daniel J. Moen(1)	61,341	*
William D. Rubin(1)	58,000	*
William G. Scott(1)	245,904	*
Kenneth C. Jenne, II(1)	42,555	*
Peter H. Howard(1)	37,423	*
Michael J. Jacobs(1)	21,641	*
Richard L. Scott(2)	8,249,597	26%
All directors and executive officers as a group (13 persons)	10,698,574	31.95%

*	Less than 1%

(1)	Includes (a) options that are currently exercisable or exercisable in 60 days to purchase Common Stock in the following amounts: Mr. Clawson — 594,650; Mr. Wittig — 378,757; Mr. Matte — 426,827; Mr. Reese — 250,000; Mr. Taggart — 20,500; Mr. Manning — 90,500; Mr. Moen — 61,341; Mr. Rubin — 58,000; Mr. William Scott — 84,829; Mr. Jenne — 42,555; Mr. Howard — 37,423; Mr. Jacobs — 21,641; (b) shares of Common stock under the Company’s 401(k) plan: Mr. Clawson — 1,649; Mr. Wittig — 19,090; Mr. Matte — 9,999; Mr. Reese — 1,077; Mr. Taggart — 2,189; and (c) shares of Common Stock under the Company’s Employee Stock Purchase Plan: Mr. Wittig — 2,877 shares; Mr. Taggart — 1,078 shares.

(2)	Includes: (a) 1,894,313 shares of Common Stock beneficially owned by the Richard L. Scott Florida Trust; (b) 4,141,790 shares of Common Stock owned by spouse’s trust, F. Annette Scott Florida Trust; (c) 1,869,313 shares of Common Stock beneficially owned by the Scott Family Florida Partnership Trust; (d) warrants to purchase 72,685 shares of Common Stock beneficially owned by the Richard L. Scott Florida Trust; (e) warrants to purchase 144,837 shares of Common Stock beneficially owned by spouse’s trust, F. Annette Scott Florida Trust; (f) warrants to purchase 72,685 shares of Common Stock beneficially owned by the Scott Family Florida Partnership Trust; and (g) 53,974 shares in options that are currently exercisable, or exercisable in 60 days, by Mr. Richard L. Scott to purchase Common Stock.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Since July 1, 2004, we have not been a party to any transaction or series of similar transactions in which the amount involved exceeds $60,000 and in which any director, executive officer, or holder of more than 5% of our common stock had or will have a direct or indirect material interest other than compensation arrangements which are described in Item 11 above.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Compensation of Independent Certified Public Accountants
     Audit Fees. The aggregate fees billed by Grant Thornton LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended June 30, 2005 and fiscal year ended June 30, 2004 and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10Q for fiscal year 2005 and fiscal year 2004 or the services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $393,341 and $184,826, respectively.
     Audit-Related Fees. The aggregate fees billed by Grant Thornton LLP for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements for fiscal year 2005 and fiscal year 2004, but not included in “Audit Fees” above were $50,200 and $44,176, respectively. These fees were primarily for assurance services.
     Tax Fees. The aggregate fees billed by Grant Thornton LLP for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning for the fiscal year ended June 30, 2005 and fiscal year ended June 30, 2004 were $0 and $0, respectively. These fees were primarily for tax return preparation.
     All Other Fees. The aggregate fees billed by Grant Thornton LLP for products and services provided by the principal accountant, other than the services described above under “Audit Fees”, “Audit-Related Fees” and “Tax Fees” for the fiscal year ended June 30, 2005 and fiscal year ended June 30, 2004 were $11,648 and $130,054, respectively.
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

October 26, 2005	CYBERGUARD CORPORATION
	By:	/s/ PATRICK J. CLAWSON
Patrick Clawson
Chairman and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick J. Clawson and Michael D. Matte and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K/A, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Table of Contents

SIGNATURE	TITLE	DATE
/s/ PATRICK J. CLAWSON Patrick Clawson	Chairman and Chief Executive Officer (Principal Executive Officer)	October 26, 2005

/s/ MICHAEL D. MATTE Michael D. Matte	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	October 26, 2005

/s/ PETER HOWARD Peter Howard	Director	October 26, 2005

/s/ DANIEL J. MOEN Daniel J. Moen	Director	October 26, 2005

/s/ DAVID L. MANNING David L. Manning	Director	October 26, 2005

/s/ WILLIAM G. SCOTT William G. Scott	Director	October 26, 2005

/s/ RICHARD L. SCOTT Rick Scott	Director	October 26, 2005

/s/ WILLIAM D. RUBIN William D. Rubin	Director	October 26, 2005

/s/ KENNETH C. JENNE, II Kenneth C. Jenne, II	Director	October 26, 2005

/s/ MICHAEL J. JACOBS Michael J. Jacobs	Director	October 26, 2005

Table of Contents
EXHIBIT INDEX

Exhibit No.		Exhibit Description
31.01	—	Certification by Patrick J. Clawson, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-15.

31.02	—	Certification by Michael D. Matte, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-15.

32.01	—	Certification by Patrick J. Clawson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	—	Certification by Michael D. Matte, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002