Form 10-Q
period 2005-09-30
CYBERGUARD CORP
filed 2005-11-09
CIK 927133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
Commission file number 0-24544
CYBERGUARD CORPORATION

(Exact name of Registrant as Specified in Its Charter)

Florida	65-0510339

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

350 SW 12 th Avenue, Deerfield Beach, Florida	33442

(Address of Principal Executive Offices)	Zip Code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No    ☐
     As of October 31, 2005, 31,747,939 shares of the Registrant’s $0.01 par value Common Stock were outstanding.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
CYBERGUARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	(Unaudited)
	September 30,	June 30,
	2005	2005
ASSETS
Cash and cash equivalents	$13,837	$15,003
Restricted cash	243	298
Accounts receivable, less allowance for uncollectible accounts of $1,391at September 30, 2005 and $480 at June 30, 2005	20,251	19,456
Inventories, net	1,864	1,753
Other current assets	4,035	3,248

Total current assets	40,230	39,758

Property and equipment at cost, less accumulated depreciation of $5,904 at September 30, 2005 and $5,562 at June 30, 2005	3,225	3,366
Capitalized software, less accumulated amortization of $2,716 at September 30, 2005 and $2,547 at June 30, 2005	3,084	2,521
Intangible assets, less accumulated amortization of $7,696 at September 30, 2005 and $6,452 at June 30, 2005	19,072	20,316
Other assets	210	241
Goodwill	45,339	45,339
Deferred tax asset, net	3,864	3,864

Total assets	$115,024	$115,405

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,449	$3,769
Deferred revenue, current portion	16,954	16,500
Note payable	488	974
Accrued expenses and other liabilities	7,734	8,813

Total current liabilities	27,625	30,056

Deferred tax liability	5,755	5,755
Deferred revenue, less current portion	6,257	6,310

Total long-term liabilities	12,012	12,065

Total liabilities	39,637	42,121

Commitments and Contingencies	—	—

Shareholders’ equity
Preferred stock par value $0.01; authorized 5,000 shares; none issued	—	—
Common stock par value $0.01; authorized 50,000 shares; issued and outstanding 31,390 at September 30, 2005 and 31,082 at June 30, 2005	314	311
Additional paid-in capital	152,683	150,995
Accumulated deficit	(77,670)	(78,011)
Accumulated other comprehensive income	60	(11)

Total shareholders’ equity	75,387	73,284

Total liabilities and shareholders’ equity	$115,024	$115,405

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CYBERGUARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended
	September 30,	September 30,
	2005	2004
Revenues
Products	$12,170	$12,475
Services	5,266	3,204

Total revenues	17,436	15,679

Cost of revenues
Products	3,835	4,155
Services	1,332	996

Total cost of revenues	5,167	5,151

Gross profit	12,269	10,528

Operating expenses
Research and development	2,146	2,589
Selling, general and administrative	9,608	8,064

Total operating expenses	11,754	10,653

Operating income / (loss)	515	(125)

Other income
Interest income, net	59	46
Other (expense) / income	(120)	8

Total other (expense) / income	(61)	54

Income / (loss) before income taxes	454	(71)

Income tax (expense) / benefit	(113)	12

Net income / (loss)	$341	$(59)

Basic (loss) earnings per common share	$0.01	$(0.00)

Basic weighted average number of common shares outstanding	31,568	29,172

Diluted (loss) earnings per common share	$0.01	$(0.00)

Diluted weighted average number of common shares outstanding	33,491	29,172

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CYBERGUARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	September 30,	September 30,
	2005	2004
Cash flows from operating activities:
Net income / (loss)	$341	$(59)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	342	184
Amortization	1,414	1,178
Provision for inventory	—	127
Deferred tax benefit	—	(12)
Provision for uncollectible accounts receivable	808	348
Stock based compensation expense	964	126

Changes in assets and liabilities
Increase in accounts receivable	(1,603)	(2,140)
(Increase) / decrease in other current assets	(777)	8
Increase in inventories	(111)	(507)
Decrease / (increase) in other assets, net	21	(288)
Decrease in accounts payable	(1,320)	(239)
(Decrease) / increase in accrued expenses and other liabilities	(1,080)	1,287
Increase / (decrease) in deferred revenue	402	(128)

Net cash used in operating activities	(599)	(115)

Cash flows used in investing activities
Decrease / (increase) in restricted cash	55	(3)
Capitalized software costs	(732)	—
Purchase of property & equipment	(201)	(799)

Net cash used in investing activities	(878)	(802)

Cash flows provided by financing activities:
Proceeds from stock options exercised	529	52
Payment on note	(486)	—
Proceeds from warrants exercised	—	3,169
Proceeds from issuance of common stock in stock purchase plan	197	—

Net cash provided by financing activities	240	3,221

Effect of exchange rate changes on cash	71	(130)

Net (decrease) / increase in cash	(1,166)	2,174
Cash and cash equivalents at beginning of period	15,003	12,447

Cash and cash equivalents at end of period	$13,837	$14,621

Supplemental disclosure of cash flow information
Cash paid for interest	$12	$—

Cash paid for income taxes	$—	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2005
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
Basis of Presentation
     CyberGuard has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. All significant intercompany transactions and balances have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate so as to make the information contained herein not misleading. These consolidated interim financial statements and the notes should be read in conjunction with the consolidated financial statements and the notes included in the Company’s 10-K for the year ended June 30, 2005 and the risk factors set forth in the Company’s annual report on Form 10-K, including, without limitation, risk related to the factors listed in Management’s Discussion and Analysis. In the Company’s opinion, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the information shown, have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an on-going basis, we evaluate significant estimates used in preparing our consolidated financial statements, including revenue recognition, bad debt, software development costs, inventory valuation, and deferred tax valuation allowances. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results of operations that may be expected for the year ending June 30, 2006.

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2005
(Unaudited)
(Dollars in thousands, except per share data)
Revenue Recognition
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
     Revenues from product sales are recognized only when a contract or agreement has been executed, delivery of the appliance has occurred or for software licenses an authorization code or subscription activation has been delivered to the customer, the fee is fixed and determinable and we believe collection is probable. Product revenue is generally recognized on product shipment, provided that no significant obligations remain. There is no product right of return available to the customer. For software licenses, revenue is generally recognized on the delivery of the authorization code for perpetual licenses or upon the activation of subscription licenses. Subscription license revenue is recognized ratably over the life of the subscription. We defer revenues on product sales for new value added resellers where we are unable to determine the ability of the reseller to honor a commitment to make fixed or determinable payment. Revenue will be deferred until the resellers demonstrate consistency of payment within terms and there are no instances where we have to take back the product because of non-payment for a three-month period. Two resellers were reclassified from cash basis to accrual for the quarter ended September 30, 2005 and three resellers were reclassified for the quarter ended September 30, 2004. The impact of the reclassifications did not have a material effect on revenue in any of the periods.
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
Reclassifications
     Certain amounts in the September 30, 2004 and June 30, 2005 financial statements have been reclassified to conform to the September 30, 2005 presentation.

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2005
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

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2005	2004
Net Income/(Loss)	$341	$(59)

Basic weighted average number of common shares outstanding	31,568	29,172
Dilutive effect of:
Employee stock options	1,698	—
Unearned restricted stock	—	—
Warrants	225	—

Diluted weighted average number of common shares outstanding	33,491	29,172

Earnings per share basic	$0.01	$0.00
Earnings per share diluted	$0.01	$0.00
3. Stock-Based Compensation
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

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2005
(Unaudited)
(Dollars in thousands, except per share data)
     At September 30, 2005, the Company has two stock-based employee compensation plans as described above. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the three month period ended September 30, 2004 or for the year ended June 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three month period ended September 30, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions amortized to expense over the options’ vesting periods for the three months ended September 30, 2005: risk-free interest rate was 3.88%; an expected dividend yield of 0%, the volatility factor of the expected market price of the Company’s common stock was 50.2%; and a weighted average expected life of the option of 5 years. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted, the effects of employees’ expected exercises, post-vesting employment term behavior, and historical expected term data.
     The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
     As a result of adopting Statement 123(R) on July 1, 2005, the Company’s income before income taxes and net income for the three months ended September 30, 2005, are $817 and $846 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three months ended September 30, 2005 would have been $.04 and $.03, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $.01. The Company has not recognized any income tax benefit for share-based compensation arrangement due to the fact that the Company does not believe it is more likely than not it will recognize any deferred tax assets from such compensation cost recognized in the current period.
     Information relating to the Company’s stock option plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options at July1, 2005	4,877,000	$4.71
Granted	125,000	$6.29
Exercised	(245,000)	$2.17
Forfeited or expired	(89,000)	$7.41

Shares under option at September 30, 2005	4,668,000	$4.87	5.8	$15,766
Vested or expected to vest at September 30, 2005	2,834,000	$3.54	4.0	$13,338
Option shares exercisable at September 30, 2005	2,834,000	$3.54	4.0	$13,338
     A summary of the Status of the Company’s nonvested shares as of September 30, 2005, and changes during the three months ended September 30, 2005 is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Nonvested at July1, 2005	1,941,000	$6.83
Granted	125,000	$6.29
Vested	(176,000)	$5.19
Forfeited	(56,000)	$7.58

Nonvested at September 30, 2005	1,834,000	$6.93
     The weighted-average grant-date fair value of options granted during the three months ended September 30, 2005 was $3.37. The total intrinsic value of options exercised during the three months ended September 30, 2005, was $1,423.

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2005
(Unaudited)
(Dollars in thousands, except per share data)
     As of September 30, 2005, there was $3,557 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3 years. The total fair value of shares vested during the three months ended September 30, 2005 was $749.
     The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Statement 123 to options granted under the company’s stock option plans in all periods presented. The fair value method for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions amortized to expense over the options’ vesting periods for the three months ended September 30, 2004: risk-free interest rate was 4.27%; an expected dividend yield of 0%, the volatility factor of the expected market price of the Company’s common stock was 95%; and a weighted average expected life of the option of 5 years.

Three
Months
Ended
September 30,
2004
Net loss, as reported	$(59)
Add: Stock-based employee compensation expense included in net income, net of related tax effects	—

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(1,089)

Pro forma net income / (loss)	$(1,148)

Earnings / (loss) per share:
Basic—as reported	$0.00
Basic—pro forma	$(0.04)

Diluted—as reported	$0.00
Diluted—pro forma	$(0.04)
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
     The amount amortized, is the greater of the two amounts calculated using the methods noted in SFAS 86. Amortization starts when the product is available for general release to customers. Unamortized capitalized software cost is evaluated at each balance sheet date and compared to the net realizable value. Any excess capitalized cost above net realizable value will be written off. No such impairment existed at September 30, 2005. The Company capitalized $732 and $0 in software development costs for the three months ended September 30, 2005 and 2004, respectively.

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2005
(Unaudited)
(Dollars in thousands, except per share data)
5. Recent Accounting Pronouncements
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not impact the Company’s consolidated financial position, results of operations or cash flows for the three months ended September 30, 2005.
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
     On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of Statement 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Statement 123(R) is effective for fiscal periods beginning after June 15, 2005 and, thus, is effective for us beginning with the first quarter of fiscal 2006. The results of the adoption of Statement 123(R) are reflected in our consolidated financial position, results of operations and cash flows.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of ABP Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS No. 153”). SFAS No 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company beginning on July 1, 2005. The adoption of SFAS No. 153 did not impact the Company’s consolidated financial position, results of operations or cash flows for the three months ended September 30, 2005.
     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“ SAB 107”), “Share-Based Payment,” which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements. The Company has incorporated SAB 107 in our implementation and adoption of SFAS 123R.
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
7. Goodwill and Other Intangible Assets
     The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 revised the standards of accounting for goodwill and indefinite-lived intangible assets by replacing the amortization of these assets with the requirement that they are reviewed annually for possible impairment, or more frequently if impairment indicators arise. This testing includes the determination of each reporting unit’s fair value using market multiples and discounted cash flows modeling. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered to be impaired and a second test is performed to measure the amount of the impairment loss, if any. No impairment indicators have been identified at September 30, 2005. Separable intangible assets that have finite lives continue to be amortized over their estimated useful lives. There were no changes in the carrying amount of goodwill for the three months ended September 30, 2005.

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2005
(Unaudited)
(Dollars in thousands, except per share data)
     The components of intangible assets are:

	September 30,	June 30,
	2005	2005
Unamortizable Trade Name	$5,100	$5,100
Amortizable:
Developed Technology	7,509	7,509
Customer Base	14,159	14,159

Total Gross Intangible Assets	26,768	26,768
Accumulated Amortization:
Developed Technology	(3,947)	(3,400)
Customer Base	(3,749)	(3,052)

Total Accumulated Amortization	(7,696)	(6,452)

Total Net Book Value	$19,072	$20,316

     Amortization expense is computed by the straight-line method using the estimated useful lives of the assets, which range from 2 1 /2 to 5 years. Amortization expense for the three months ended September 30, 2005 and 2004 amounted to $1,413 and $1,178, respectively. Estimated amortization expense of currently capitalized costs for the remainder of fiscal year 2006 and for succeeding fiscal years is as follows:

Fiscal year
2006 (remainder)	$3,687
2007	4,289
2008	2,930
2009	2,423
2010	643

$13,972
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
     Comprehensive income, for the three months ended September 30, 2005 and 2004, was as follows:

CYBERGUARD CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2005
(Unaudited)
(Dollars in thousands, except per share data)

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2005	2004
Net income	$341	$(59)
Change in CTA	71	(130)

Total	$412	$(189)

9. Segment Information
     The Company views its operations and manages its business as one segment, enterprise security solutions. Major foreign markets for our products and services include Europe, the Middle East, Japan, the Pacific Rim, and Latin America. In each market, we have independent channel partners who are responsible for marketing, selling and supporting our products and services to resellers and end-users within their defined territories. International sales accounted for 55% and 53% of total revenues for the three months ended September 30, 2005 and 2004, respectively.
10. Plan of merger
     On August 18, 2005, CyberGuard announced that it has entered into an Agreement and Plan of Merger dated as of August 17, 2005 (the “Merger Agreement”) with Secure Computing Corporation, a Delaware corporation (“Secure”) and Bailey Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Secure (“Merger Sub”), providing for the merger of CyberGuard with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger as a wholly-owned subsidiary of Secure. At the effective time and as a result of the Merger, each share of CyberGuard common stock issued and outstanding immediately prior to the effective time of the Merger shall be automatically converted into the right to receive $2.73 and 0.50 shares of Secure common stock as set forth in the Merger Agreement.
11. Commitments and Contingencies
     Employment Agreements. The Company has entered into employment agreements with certain key employees. These agreements provide for severance and other benefits if the Company, for any reason other than cause, as defined by the agreements, terminates these employees. The aggregate amount of severance for these employees would be $877.
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
     Revenues from product sales are recognized only when a contract or agreement has been executed, delivery of the appliance has occurred or for software licenses an authorization code or subscription activation has been delivered to the customer, the fee is fixed and determinable and we believe collection is probable. Product revenue is generally recognized on product shipment, provided that no significant obligations remain. There is no product right of return available to the customer. For software licenses, revenue is generally recognized on the delivery of the authorization code for perpetual licenses or upon the activation of subscription licenses. Subscription license revenue is recognized ratably over the life of the subscription. We defer revenues on product sales for new value added resellers where we are unable to determine the ability of the reseller to honor a commitment to make fixed or determinable payment. Revenue will be deferred until the resellers demonstrate consistency of payment within terms and there are no instances where we have to take back the product because of non-payment for a three-month period. Two resellers were reclassified from cash basis to accrual for the quarter ended September 30, 2005 and three resellers were reclassified for the quarter ended September 30, 2004. The impact of the reclassifications did not have a material effect on revenue in any of the periods.
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

     Stock-Based Compensation. At September 30, 2005, the company has a stock-based employee compensation plan. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the three month period ended September 30, 2004 or for the year ended June 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three month period ended September 30, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated. The fair value method for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate was 4.27%; an expected dividend yield of 0%, the volatility factor of the expected market price of the Company’s common stock was 95%; and a weighted average expected life of the option of 5 years. The expected term of options granted represents the period of time that options granted are to be outstanding and is derived from the contractual terms of the options granted, the effects of employees’ expected exercises, post-vesting employment term behavior, and historical expected term data. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
     As a result of adopting Statement 123(R) on July 1, 2005, the Company’s income before income taxes and net income for the three months ended September 30, 2005, are $817 and $846 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three months ended September 30, 2005 would have been $.04 and $.03, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $.01.
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
     Goodwill — In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company will perform its test of goodwill on an annual basis to determine if impairment has occurred. Testing will be done on a more frequent basis if impairment indicators arise. Any impairment would be charged to expense in the period identified. No impairment indicators have been identified during the three months ended September 30, 2005.
     Intangible Assets — Intangible assets are primarily an allocation of a portion of the purchase price in connection with the SnapGear and Webwasher acquisitions and to the acquisition of certain assets of Zix Corporation to the following separate and identifiable intangible assets: Developed Technology, Trade Name and Customer Base. Amortization is computed by the straight-line method using the estimated useful lives of the assets, which range from 2 1/2 to 5 years.
     Software Development Costs — The Company capitalizes costs related to the development of certain software products on a product by product basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting For the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” which requires capitalization to begin when technological feasibility has been established and ends when the product is available for general release to customers. Software development costs incurred prior to technological feasibility, defined by implementation of a beta project, are considered research and development costs and are expensed as incurred. Capitalized costs are amortized on a straight-line method over two to five years, based on the products’ estimated economic life. The Company changed the amortization period for certain software development costs during the previous quarter from two to five years as a result of the actual lives of historical products exceeding previous estimates. The amount amortized, is the greater of the two amounts calculated using the methods noted in SFAS 86. Amortization starts when the product is available for general release to customers. Unamortized capitalized software cost is evaluated at each balance sheet date and compared to the net realizable value. Any excess capitalized cost above net realizable value will be written off. No such impairment existed at September 30, 2005. The Company capitalized $732 and $0 in software development costs for the three months ended September 30, 2005 and 2004, respectively.
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
Results of Operations
The quarter ended September 30, 2005 compared to the quarter ended September 30, 2004
Total Revenues
     Total revenues consist of product sales and maintenance and professional services related to the sale of products. For the quarter ended September 30, 2005, total revenues increased by $1,757 to $17,436 compared to $15,679 for the quarter ended September 30, 2004. The change was comprised of a decrease in product sales of $305 and an increase in services of $2,062. International revenue represented approximately 55% of total revenues for the three months ended September 30, 2005 and 53% of total revenues for the three months ended September 30, 2004. The increase in international sales from 53% to 55% is primarily the result of increased service revenue in Europe associated with the Company’s Webwasher product line.
     Network security product revenue accounted for 70% of revenue during the quarter ended September 30, 2005 compared to 80% of revenues during the quarter ended September 30, 2004.
     Service revenue includes maintenance contracts related to new product sales, renewal maintenance contracts for products previously deployed, training and consulting services. Support services for network security products accounted for 30% of revenues during the quarter ended September 30, 2005, compared to 20% of revenues during the quarter ended September 30, 2004. The increase service revenue was primarily due to an increase in consulting contracts, service contracts in Europe, and an increase in service revenues resulting from the acquisition of certain assets of Zix Corporation.

Gross Profit
     Gross profit as a percentage of revenues was 70% for the quarter ended September 30, 2005 and 67% for the quarter ended September 30, 2004. The increase in the gross profit percentage is due to increased margins in the Company’s OEM business in the current quarter and the release of new higher margin products. Margins also benefited from a higher percentage of service revenue, which has a fixed cost of sales.
     The Company’s gross margin has been, and will continue to be, affected by a variety of factors including, competition, the product mix and average selling prices of products, new product introductions and enhancements, and the fluctuations in manufacturing volumes. We must continue to manage each of these factors effectively for our gross margins to move back toward prior levels.
Operating Expenses and Net Income
     Research and development expense includes salaries, non-capitalized equipment, software, software tools, and depreciation from capital equipment. Research and development expense decreased by $443 to $2,146 for the quarter ended September 30, 2005, compared to $2,589 for the quarter ended September 30, 2004. This decrease is the result of the capitalization of $732 in software development costs. As a percentage of total revenue, gross research and development expense was 12% and 17% for the quarters ended September 30, 2005 and 2004, respectively.
     We expect to increase our research and development costs in total dollars to enhance and expand our current product offerings and develop new products. We plan to continue to make the necessary investment in research and development to keep our products at a competitive advantage.
     Selling, general and administrative expense includes salaries, commissions, costs associated with the executive, human resource, finance and administrative support functions, legal and accounting professional services, and depreciation and amortization expense. Selling, general and administrative expense increased by $1,544 to $9,608 for the quarter ended September 30, 2005, from $8,064 for the quarter ended September 30, 2004.
     The increase in selling, general and administrative expenses for the quarter ended September 30, 2005, is primarily attributable to increases in reserves for doubtful accounts and payroll related expenses. Stock compensation costs associated with the implementation of SFAS 123(R) accounted for 30% of the increase. Amortization and depreciation expense accounted for 26% of the increase, primarily due to increased amortization expenses associated with the acquisition of certain assets from Zix Corporation in the third quarter of fiscal 2005. The increase in reserves for doubtful accounts was responsible for 30% of the increase in selling, general and administrative expense for the quarter when compared to the prior year.
     The Company recorded an income tax expense of $113 as of September 30, 2005 and an income tax benefit of $12 as of September 30, 2004.
     As a result of the factors described above, net income for the quarter ended September 30, 2005 was $341 or $0.01 per diluted share compared to a net loss of $59 or $0.00 per diluted share for the quarter ended September 30, 2004.

Liquidity and Capital Resources
     The following table summarizes the Company’s consolidated statements of cash flows for the first three months of fiscal 2006 and 2005:

	For the three months ended
	September 30,
	2005	2004
Net cash flow (used in) provided by:
Operating activities	$(599)	$(115)
Investing activities	(878)	(802)
Financing activities	240	3,221
Effect of exchange rate changes on cash	71	(130)

Net (decrease) / increase in cash	$(1,166)	$2,174

     Cash flow used in operating activities in the three months ended September 30, 2005 was ($599). The Company reported net income of $341 for the three-month period ended September 30, 2005. In addition, the Company reported adjustments to reconcile net income of $3,528 for the three months ended September 30, 2005. The primary components of these adjustments for the three months ended September 30, 2005 were amortization expense of $1,414, depreciation expense of $342, a provision for uncollectible accounts receivable of $808 and stock based compensation expense of $964. The primary change in assets and liabilities that negatively impacted cash flow from operating activities was a $1,603 increase in accounts receivable, a decrease of $1,320 in accounts payable and a $1,080 decrease in accrued expenses and other liabilities.
     Net cash used in investing activities during the three-month period ended September 30, 2005 of $878 related primarily to capitalized software costs and the purchase of property and equipment.
     Cash provided by financing activities of $240 during the three-month period ended September 30, 2005 reflects the proceeds from stock options exercised net of the payment made on the short term note.
     For the three months ended September 30, 2005 and 2004, the effect of exchange rate changes on cash were $71 and ($130), respectively.
     At September 30, 2005, the Company had cash and cash equivalents on hand of $13,837 representing an decrease of $1,166 from $15,003 as of June 30, 2005. The Company’s principal sources of liquidity at September 30, 2005, consisted of cash, accounts receivable, and vendor trade credit.
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
Item 4. Controls and Procedures
     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated, with the participation of CyberGuard’s management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act). Based on the evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) during the last fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     A significant deficiency has been identified relating to the recording of our quarterly income tax provision. This deficiency has been discussed and considered in detail among management, the Audit Committee and our independent auditors. Despite the issue identified, management believes that the Company’s financial statements and related disclosures as filed to date present fairly, in all material respects, our financial condition and results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
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
(b) Reports filed on Form 8-K during the quarter ended September 30, 2005:
During the quarter ended September 30, 2005, the Company filed 4 Current Reports on Form 8-K. On July 6, 2005, Item 1.01 in connection with entering into a material licensing agreement was filed. On August 18, 2005, Items 2.02 and 9.01 in connection with the results of operations for the fourth quarter and fiscal year ended June 30, 2005 were filed. On August 19, 2005, Items 1.01 and 9.01 were filed in connection with the announcement of the Company entering into an Agreement and Plan of Merger dated as of August 17, 2005 with Secure Computing Corporation and Bailey Acquisition Corp. After the end of the quarter ended September 30, 2005, on October 6, 2005, Item 5.02 was filed in connection with the departure of the Company’s Chief Operating Officer, effective as of September 30, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2005	CYBERGUARD CORPORATION
	By:	/s/Patrick J. Clawson
Chairman and Chief Executive Officer

	By:	/s/Michael D. Matte
Chief Financial Officer
(Principal Financial and Accounting Officer)